Form 10-K
period 2014-12-31
County Bancorp, Inc.
filed 2015-03-30
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36808

COUNTY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1850431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 N. Rapids Road, Manitowoc, WI	54221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 686-9998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Market LLC

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – Not Applicable – The registrant’s common stock began trading on the NASDAQ Global Market on January 16, 2015

As of March 30, 2015, 5,719,540 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 19, 2015 are incorporated by reference into Part III hereof.

2014 FORM 10-K

PART I

ITEM 1.	BUSINESS

General

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Investors Community Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2014, we had total assets of approximately $772 million. For additional financial information, see our Consolidated Financial Statements at Part II, Item 8 of this Form 10-K.

Investors Community Bank

Investors Community Bank is a Wisconsin state bank originally chartered in 1997, and headquartered in Manitowoc, Wisconsin. The Bank is an independent community bank offering a full range of financial services focusing on the needs of agricultural businesses statewide, with a primary focus on dairy-related lending with lending relationships in 61 of Wisconsin’s 72 counties. We also serve business and retail customers throughout Wisconsin, but primarily are focused in Northeastern and Central Wisconsin. Our customers are served from our full-service branches in Manitowoc and Stevens Point, and our loan production offices in Darlington, Eau Claire, and Fond du Lac.

Subsidiaries

In addition to the Bank, we have two wholly-owned subsidiaries, County Bancorp Statutory Trust II and County Bancorp Statutory Trust III, which are Delaware statutory trusts. The Bank is the sole shareholder of ICB Investments Corp, a wholly-owned Nevada subsidiary, and is the sole member of Investor Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.

Corporate Governance Matters

We maintain a website at www.investorscommunitybank.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investor Relations link on our website. Investors can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. Investors can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Market

Our agricultural banking business, which is primarily dairy-related, extends throughout Wisconsin, with lending relationships in 61 of the state’s 72 counties as of December 31, 2014. We also serve business and retail customers throughout Wisconsin with a focus on Northeastern and Central Wisconsin.

The economy in Wisconsin represents a diverse range of industries. According to the U.S. Census Bureau, manufacturing, trade, agriculture, professional and business services, finance and insurance, and government industries accounted for approximately 50% of employment in the state in 2012. According to the Bureau of Economic Analysis, the broader Wisconsin economy is growing at a pace on par with the United States as a whole and the overall unemployment rate has fallen below the national rate of unemployment. Agriculture, as defined by the Bureau of Economic Analysis, has grown faster than the U.S. economy as a whole, with real agricultural GDP growing at a compound annual rate of 3.4% nationally and 8.4% in Wisconsin from 2009 to 2013, compared to a compound annual growth rate of 2.0% for the overall economy during the same period. Further, according to a 2012 report from the University of Wisconsin-Madison, total revenue for the agricultural industry in Wisconsin was just over $59 billion in 2007 and had grown to $88.3 billion for 2012, representing approximately a 49% increase.

Dairy-related business lending has proven to be a source of stability and steady growth for both the Bank and the state of Wisconsin. The economic impact of the dairy industry on Wisconsin is significant. According to a 2012 report from the University of Wisconsin-Madison, as part of the overall Wisconsin agricultural economy, the dairy sector contributed $43.4 billion of revenue to the state’s economy. Steady growth in cheese and yogurt consumption has led to an increase of 19.2% in total dairy utilization from 2003 to 2013. In 2012, Wisconsin ranked first in total cheese production, accounting for 25.6% of U.S. output, and second in milk production with 13.6% of total output.

We believe increasing demand for agricultural products and changing agricultural industry dynamics will continue to drive the need for agricultural banking services in our markets while the broader business banking environment in Wisconsin continues to grow. We believe the Bank is well positioned to continue serving the banking needs of agricultural and business banking customers throughout Wisconsin.

Our Products and Services

The Bank provides a wide range of consumer and commercial banking services to individuals, businesses, and industries. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, remote merchant deposit capture, internet banking, cash management services, safe deposit services, credit cards, debit cards, direct deposits, notary services, night depository, cashiers’ checks, drive-in tellers, banking by mail, and the full range of consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial loans as well as loans secured by residential and commercial real estate, and issues stand-by letters of credit. The Bank provides automated teller machine, or ATM, cards and is a member of the Pulse and Cirrus ATM networks thereby enabling customers to utilize the convenience of ATM access nationwide and internationally.

The revenues of the Bank are primarily derived from interest on loans and fees received in connection with loans, interest and dividends on its investment securities, and non-interest income primarily generated from loan sales and loan servicing rights. Most of the Bank’s investment portfolio is held in its wholly owned subsidiary of ICB Investment Corp. The principal sources of funds for the Bank’s lending activities are its deposits (primarily consumer deposits and brokered deposits), loan repayments, and income on and proceeds from the sale of investment securities. The Bank’s principal expenses are interest paid on deposits and operating and general administrative expenses. The Bank also generates non-interest income from Investors Insurance Services, LLC, which is a wholly-owned subsidiary of the Bank. Investors Insurance Services, LLC, provides crop insurance products to the agricultural sector of Wisconsin.

As is the case with financial institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Wisconsin Department of Financial Institutions (“WDFI”) Banking Division. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits and in the origination of loans. For additional information about the competition we face, see the section of this Form 10-K entitled “Business—Competition.”

Lending Activities

Loans

A significant source of our revenues is the interest earned on the Bank’s loan portfolio. At December 31, 2014, our total assets were $771.8 million and our total loans were $648.1 million or 84.0% of total assets. At December 31, 2013, our total assets were $757.8 million and our total loans were $569.1 million or 75.1% of total assets. At December 31, 2012, our total assets were $755.2 million and its total loans were $613.5 million or 81.2% of total assets. The increase in total loans from December 31, 2013 to December 31, 2014, was $79.0 million (13.9%) and from December 31, 2012 to December 31, 2013, total loans decreased $44.4 million (7.2%). For the periods indicated below, the net change in total loans (excluding the allowance for loan losses) was as follows:

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Total loans:
Balance at beginning of period	$569,138	$613,490	$575,061
Loan originations, net of repayments	96,117	38,269	91,835
Less: Loans sold, net of repayments	(15,165)	(51,154)	(43,418)
Less: Loans charged-off, net	(647)	(6,438)	(1,520)
Less: Transfers to other real estate owned	(1,321)	(25,029)	(8,468)

Balance at end of period	$648,122	$569,138	$613,490

For more information about our loan portfolio, see the section of this Form 10-K entitled “Management Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2014, 2013 and 2012—Net Loans.”

Lending activities are conducted pursuant to a written policy adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by the management loan committee or the board loan committee, depending on the size and risk classification of the loan.

At December 31, 2014 and the previous four years the composition of our loan portfolio was as follows:

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(dollars in thousands)
Agricultural loans	$415,164	64.1%	$375,240	65.9%	$381,893	62.3%	$317,486	55.2%	$308,427	52.3%
Commercial real estate loans	137,517	21.2	102,645	18.0	123,499	20.1	134,791	23.4	155,198	26.3
Commercial loans	53,745	8.3	51,008	9.0	57,928	9.4	55,560	9.7	47,815	8.1
Residential real estate loans	40,885	6.3	39,901	7.0	49,050	8.0	66,252	11.5	76,021	12.9
Installment and consumer other	811	0.1	344	0.1	1,120	0.2	973	0.2	2,160	0.4

Total loans	$648,122	100.0%	$569,138	100.0%	$613,490	100.0%	$575,062	100.0%	$589,621	100.0%

Less: Allowance for credit losses	(10,603)		(10,495)		(12,521)		(9,090)		(13,245)

Net loans	$637,519		$558,643		$600,969		$565,972		$576,376

Loan Portfolio Concentrations

Our agricultural loan portfolio, while heavily dependent on the dairy industry, is the beneficiary of a number of mitigating factors to this concentration risk. First, our farm customers are diversified geographically throughout the state of Wisconsin, which we believe helps mitigate the weather-related risk impacting feed availability and cost. Secondly, the USDA provides government support for a number of insurance type products that dairy producers can purchase, which we believe substantially mitigate weather and pricing risks for crops and pricing risks for milk. The availability of these types of products in addition to the ability to use the futures markets to hedge both milk price and feed cost brings some additional stability and predictability to the cash flow of farmers.

We originate and maintain large credit relationships with a number of customers in the ordinary course of our business. We have established a formal, internal house lending limit on loans to one borrower of $6 million, which is significantly lower than our legal lending limit of approximately $19 million as of December 31, 2014. Exceptions to this limit may be made in the case of particularly strong credits. As of December 31, 2014, only 16 relationships exceeded our internal house lending limit with total combined credit risk exposure of $131.7 million, or 117%, of total risk-based capital, and only five of these relationships exceeded $10 million, with the largest being $14.2 million.

Loan Underwriting

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. We believe the most relevant measurement for monitoring overall credit quality of our loan portfolio is the ratio of non-performing assets to total assets as nonperforming loans may ultimately progress to other real estate owned (“OREO”). Accordingly, the initial underwriting of loans is vital. Our non-performing assets to total assets as of December 31, 2014, December 31, 2013 and 2012 were 2.42%, 2.92% and 2.88%, respectively. We have customized our loan underwriting to reflect the risks that are specific to each product type as described below.

Agricultural Lending. Our agricultural banking team consists of bankers, most of whom grew up on farms in Wisconsin, which provides a solid understanding of the nuances of the industry. As of the date of this filing, we have ten agricultural banking officers driving the relationships with our customers, as well as two crop insurance sales representatives. Our philosophy is to bring the Bank to the customer, and most contacts are made on the farm. The deep relationships our team has with our agricultural customers, and the value each team member provides given his or her strong agricultural roots creates a barrier to entry for our competitors. We believe this regular personal contact with our customers provides a high level of service and allows our bankers to monitor our credits more effectively.

Our relationships with our agricultural customers typically involve their entire primary banking needs. We lend money to our customers for short term needs, such as planting crops or buying feed, as needed. We also provide intermediate-term loans to fund cattle or equipment needs, as well as longer-term real estate loans to provide funds to purchase real estate or improve existing real estate. Collateral for these loans will typically involve cross collateralization of all of a farm’s assets, and the Bank will be in a primary lien position. We apply a consistent credit philosophy when underwriting agricultural loans, which focuses on repayment of credit facilities from current and historical cash flow analysis, both cash and accrual. Other factors considered in granting credit are management capability, collateral quality and adequacy, and balance sheet leverage.

Commercial Lending. Our commercial and industrial loans (“C&I loans”), are offered to established businesses by business bankers who have extensive experience in making commercial loans. Our commercial loan portfolio is comprised of conventional term loans, lines of credit and government guaranteed loans, primarily Small Business Administration (“SBA”) loans. These loans have either adjustable or fixed rates typically with terms of five years or less, longer with SBA guarantees. C&I loans are underwritten on the basis of the borrower’s ability to make repayment for the cash flow of its business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory, as well as personal guarantees of the principals. The availability of funds for the repayment of commercial loans is substantially dependent on the success of the business itself, which is subject to adverse economic conditions. Commercial loans often involve larger loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio.

Commercial real estate mortgage loans (“CRE loans”), in our portfolio consist of fixed and adjustable interest rate loans that were originated at prevailing market interest rates. Our policy has been to originate CRE loans predominantly in our primary market area. CRE loans consist primarily of multi-family investment properties and investment retail, office, mini-storage and warehouse loans. These loans are generally underwritten to a maximum loan-to-value of 75% of the lower of appraised value or purchase price of the property securing the loan. In making CRE loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the collateral and our lending experience with the borrower. CRE loans entail significant additional risks compared to residential mortgage loans. The collateral underlying CRE loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the tenants.

Consumer Lending. While not a primary focus of ours, we do provide consumer and personal loans on a collateralized and non-collateralized basis. These loans are most often collateralized by primary residences, secondary residences, automobiles and recreational vehicles. Consumer loans are priced at prevailing market rates and are made to the individuals responsible for making the scheduled payments. Consumer and personal loans generally have a term of five years or less, with amortizations that match the useful life of the asset(s) being financed. Consumer loans represent approximately 0.1% of our overall loan portfolio.

Concentrations. Loan concentrations are defined as amounts loaned to multiple borrowers engaged in similar activities that could cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2014 and December 31, 2013 and 2012, except for agricultural real estate and agricultural production loans, which together comprised approximately 64%, 66% and 62%, respectively, of our loan portfolio on each of those dates, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 25% of total loans.

The loan committee of the board of directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of the Bank has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and non-performing loans as early as possible.

For additional information concerning our risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Loan Servicing

As part of our growth and risk management strategy, we have actively developed a loan participation and loan sales network. Our ability to sell loan participations and whole loans benefits us by freeing up capital and funding to lend to new customers but, because we continue to service these loans, we are able to maintain a relationship with the customer. Additionally, we typically earn a gain on the sale of loans sold and receive a servicing fee that generally exceeds the cost of administering the loan and maintaining the customer relationship.

The following table shows the total portfolio of loans and loans serviced for the periods indicated below:

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Total loans	$648,122	$569,138	$613,490
Less: nonqualified loan sales included below	(8,894)	(14,169)	(18,396)
Loans serviced
Agricultural	413,933	382,094	308,514
Commercial	10,419	25,822	37,969
Commercial real estate	4,941	6,213	16,491

Total loans serviced	429,293	414,129	362,974

Total loans and loans serviced	$1,068,521	$969,098	$958,068

Classification of Assets

Interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more unless, in the opinion of management, the credit is well secured and in the process of collection. Loans may also be placed on nonaccrual status when, in management’s opinion, repayment is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. OREO properties are recorded on the balance sheet at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At December 31, 2014 and December 31, 2013 and 2012, we have OREO of $7.1 million, $16.1 and $10.5 million, respectively.

Loans on nonaccrual status and OREO and certain other related information was as follows:

	As of December 31, 2014		As of December 31, 2013		As of December 31, 2012
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
	(dollars in thousands)
Total loans on nonaccrual status	$11,555	1.78%	$6,056	1.06%	$11,212	1.83%
Total loans 90+ days past due still accruing	—		—	—	—	—
Other real estate owned	7,137	1.10	16,083	2.83	10,517	1.71

Total non-performing assets	$18,692	2.88%	$22,139	3.89%	$21,729	3.54%

Loans past-due 30-89 days	$412	0.06%	$312	0.05%	$1,917	0.31%
As a % of total assets
Total non-performing loans		1.50		0.80		1.48
Total non-performing assets		2.42		2.92		2.88
Allowance for loan losses as a % of
Total loans		1.64		1.84		2.04
Non-performing loans		91.76		173.30		111.67

At December 31, 2014, loans 30 to 89 days delinquent comprised 7 customer relationships, which totaled $412 thousand. Management continually evaluates the collectability of its non-performing loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of non-performing and past-due loans, and changes in the size and composition of the loan portfolio.

Provision for loan losses for the years ended December 31, 2014, 2013, and 2012 totaled $589 thousand, $4.2 million and $4.2 million, respectively. For such periods, net loans charged-off totaled $481 thousand, $6.2 million and $769 thousand, respectively. At December 31, 2014 and December 31, 2013 and 2012, we had non-performing loans (i.e., nonaccrual loans and loans 90 days or more past due) of $11.6 million, $6.1 million and $11.2 million, respectively. Considering the nature of our loan portfolio, management believes that the allowance for loan losses at December 31, 2014 was adequate.

During the years ended December 31, 2014, 2013 and 2012, the activity in our allowance for loan losses was as follows:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Allowance for loan losses:
Beginning of period	$10,495	$12,521	$9,090
Actual charge-offs	(647)	(6,438)	(1,520)
Less: recoveries	166	212	751

Net loan charge-offs	(481)	(6,226)	(769)
Provision for loan losses	589	4,200	4,200

End of period	$10,603	$10,495	$12,521

Deposit Activities

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans. As of December 31, 2014, 2013, and 2012, the distribution by type of deposit accounts was as follows:

	As of December 31,
	2014		2013		2012
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$296,921	49.0%	$321,257	52.1%	$313,168	51.1%
Brokered deposits	125,396	20.7	150,661	24.4	167,887	27.4
Money market accounts	69,742	11.5	52,961	8.6	53,604	8.7
Demand, noninterest-bearing	81,534	13.5	57,231	9.3	54,276	8.9
NOW accounts and interest checking	27,312	4.5	28,688	4.7	18,853	3.1
Savings	4,564	0.8	5,510	0.9	5,031	0.8

Total deposits	$605,469	100.0%	$616,308	100.0%	$612,819	100.0%

Our deposits decreased during 2014, from $616.3 million at December 31, 2013 to $605.5 million at December 31, 2014, a decrease of $10.8 million or 1.8%. This decrease in total deposits from December 31, 2013 to December 31, 2014 resulted from decreases in brokered and time deposits of $25.3 million and $24.3 million, respectively, offset by increases in other deposits of $38.8 million. Our deposits increased to $616.3 million at December 31, 2013, from $612.8 million at December 31, 2012, an increase of $3.5 million or 0.6%, reflecting an increase in time deposits of $8.1 million, a decrease in brokered deposits of $17.2 million, and an increase in other deposits of $12.6 million, respectively.

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Brokered and Other Deposits

We use various funding sources including: (i) core deposits consisting of traditional bank deposit products, such as demand deposits, money market accounts and certificates of deposit, and (ii) wholesale funds consisting of brokered deposits, national CDs and Federal Home Loan Bank of Chicago (the “FHLB”) advances. Wholesale funding is used to supplement normal deposit accumulation by us and to assist in asset liability management. We use brokered deposits to obtain non-putable deposits (except for death and incompetence) with maturities and options that assist management of various balance sheet interest rate risks. These deposits may have a higher or lower interest rate than deposits obtained locally. As noted above, brokered deposit balances were $125.4 million, $150.7 million and $167.9 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or roll over brokered deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. For additional information, see the section in this Form 10-K entitled “Supervision and Regulation—Imposition of Liability for Undercapitalized Subsidiaries.” As of December 31, 2014 and December 31, 2013, the Bank met the definition of a “well capitalized” depository institution.

Time deposits of $100,000 and over, public fund deposits and other large deposit accounts tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits and, therefore, may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect our liquidity. In a rising interest rate market, such short-term deposits may prove to be a costly source of funds because their short-term nature facilitates renewal at increasingly higher interest rates, which may adversely affect our earnings. However, the converse is true in a falling interest-rate market where such short-term deposits are more favorable to us.

The following table sets forth the maturity of time deposits, including brokered time deposits as of December 31, 2014, 2013 and 2012.

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
3 months or less	$66,722	$55,896	$72,358
Over 3 through 12 months	106,352	98,953	127,458
Over 1 year through 3 years	167,409	181,522	159,749
Over 3 years	43,156	96,333	92,468

Total	$383,639	$432,704	$452,033

Competition

We encounter strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of our business, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that we do not currently provide.

In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. There is no assurance that increased competition from other financial institutions will not have an adverse effect on our operations.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by our officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and locations of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

At March 1, 2015, we had 88 full-time employees and 15 part-time employees. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the WDFI Banking Division, the Board of Governors of the Federal Reserve (the “Federal Reserve”), and the FDIC. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”) and securities laws administered by the SEC and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

The comprehensive system of bank supervision, regulation and enforcement referred to above is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. The federal and state banking laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In addition, we are subject to regular examination by our regulatory authorities, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a description of the material elements of the supervisory and regulatory framework applicable to us and our subsidiaries. Applicable law, regulations or regulatory policies are subject to change, and any such changes may have a material effect on our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has had and will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased risk-based and leverage capital and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are or are likely to apply to us and our business:

Payment of Interest on Demand Deposits Permitted. The Dodd-Frank Act repealed the prohibition on banks and other financial institutions from paying interest on demand deposits.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve System. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For depository institutions with assets of $10 billion or more, the Bureau has exclusive rule making and examination authority with respect to the federal consumer financial laws, and primary enforcement authority with respect to such laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau. This new federal and state regulatory framework may result in significant new regulatory requirements applicable to us in respect of consumer financial products and services, with potentially significant increases in compliance costs and litigation risks.

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In January 2013, the Bureau adopted rules, effective January 2014, requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain a 5% economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues.

Interstate Branching. The Dodd-Frank Act, subject to a state’s restrictions on intra-state branching, permits interstate branching. Therefore, a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office. As a result, there will be no need for the entering bank to acquire or merge with an existing institution in the target state. This ability to establish a de novo branch across state lines will have the effect of increasing competition within a community bank’s existing markets and may create downward pressure on the franchise value for existing community banks.

Imposition of Restrictions on Certain Activities. The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be “pushed out” of insured depository institutions and conducted in non-bank affiliates. The Dodd-Frank Act also significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor “covered funds” (as defined in the Volcker Rule), which may restrict our ability to hold certain securities, and broadly restricts such entities from engaging in “proprietary trading,” subject to limited exemptions. These restrictions may affect our ability to manage certain risks in our business.

Expanded FDIC Resolution Authority. While insured depository institutions have long been subject to the FDIC’s resolution framework, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would be tasked to conduct an orderly liquidation of the entity. The FDIC liquidation process is generally modeled on the existing Federal Deposit Insurance Act, bank resolution regulations, and generally gives the FDIC more discretion than in the traditional bankruptcy context.

Deposit Insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also changes the assessment base for federal deposit insurance premiums from the amount of insured deposits to average consolidated total assets less average tangible equity, eliminates the ceiling on the size of the FDIC’s Deposit Insurance Fund (the “DIF”), and increases the floor applicable to the size of the DIF, which may require an increase in the level of assessments for institutions such as the Bank.

Transactions with Affiliates and Insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Corporate Governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation (although, as an emerging growth company, we are not required to seek such advisory votes); (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Limits on Debit Card Interchange Fees. Under the Dodd-Frank Act, the Federal Reserve has adopted rules concerning debit card transaction fees and network exclusivity arrangements for debit card issuers that, together with their affiliates, have more than $10 billion in total consolidated assets. Although community banks are exempt from the cap on interchange fees, the cap on the fees of large banks will create market forces that force all fees downward. Therefore, community banks should expect lower interchange revenues in the future.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty surrounding the manner in which many of the Dodd-Frank Act’s provisions will be implemented by the various regulatory agencies, the full extent of the impact on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent risk-based or leverage capital and liquidity requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

We and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve, with respect to us, and the FDIC, with respect to the Bank. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

The Basel Committee on Banking Supervision has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III.” In July 2013, the Federal Reserve and the FDIC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including us and the Bank, compared to the current U.S. risk-based capital rules.

The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking rules. The Basel III Capital Rules are effective for us and the Bank on January 1, 2015, subject to a phase-in period.

The Basel III Capital Rules, among other things: (i) revise minimum capital requirements and adjust prompt corrective action thresholds; (ii) revise the components of regulatory capital and create a new capital measure called “Common Equity Tier 1,” which must constitute at least 4.5% of risk-weighted assets; (iii) specify that Tier 1 capital consist only of Common Equity Tier 1 and certain “Additional Tier 1 Capital” instruments meeting specified requirements; (iv) increase the minimum Tier 1 capital ratio requirement from 4% to 6%; (v) retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures; (vi) permit most banking organizations, including us, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income; (vii) implement a new capital conservation buffer of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% Common Equity Tier 1 ratio and be phased in over a three-year period beginning January 1, 2016, which buffer is generally required in order for an institution to make capital distributions and pay executive bonuses; (viii) increase capital requirements for past-due loans, high volatility commercial real estate exposures and certain short-term loan commitments; (ix) require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of Common Equity Tier 1 in each category and 15% of Common Equity Tier 1 in the aggregate; and (x) remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Compliance with the Basel III Capital Rules is required for most banking organizations beginning January 1, 2015, including us and the Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe that we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. For further detail on capital and capital ratios, see the discussion under the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Management and Capital Resources,” and Note 16, “Regulatory Matters,” of the notes to our consolidated financial statements.

Supervision and Regulation of the Company

General. We are a legal entity separate and distinct from the Bank. As a registered bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are subject to inspection, examination and supervision by the Federal Reserve. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of law and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any non-bank subsidiaries and other companies in which we own a controlling investment.

Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank; or (3) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking … as to be a proper incident thereto.” Under current regulations of the Federal Reserve, bank holding companies and their subsidiary banks are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

In 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBA”), was signed into law. Under the GLBA, bank holding companies that meet certain standards and elect to become “financial holding companies” are permitted to engage in a wider range of activities than those permitted to bank holding companies, including certain securities and insurance activities. The Company has not elected to be treated as a financial holding company.

The GLBA changed federal laws to facilitate affiliation between banks and entities engaged in securities and insurance activities. The law also established a system of functional regulation under which banking activities, securities activities, and insurance activities conducted by financial holding companies and their subsidiaries and affiliates will be separately regulated by banking, securities, and insurance regulators, respectively.

Control Acquisitions. Federal and state laws, including the BHCA and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. “Control” of a depository institution is a facts and circumstances analysis, but generally an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities. Ownership or control of 10% or more of any class of voting securities, where either the depository institution or company is a public company or no other person will own or control a greater percentage of that class of voting securities after the acquisition, is also presumed to result in the investor controlling the depository institution or other company, although this is subject to rebuttal. If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes, which could subject such investor to regulatory filings or other regulatory consequences.

Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violations of law or regulations. For example, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve can assess civil money penalties for activities conducted on a knowing or reckless basis, if the activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

Payment of Dividends; Source of Strength. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporation Law (“WBCL”), which prohibit us from paying dividends if such payment would: (1) render us unable to pay our debts as they become due in the usual course of business, or (2) result in our assets being less than the sum of our total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any shareholders with preferential rights superior to those shareholders receiving the dividend. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends, without prior consultation with the Federal Reserve, when (i) the bank holding company’s net income available to shareholders over the last four quarters (net of dividends paid) has not been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

As discussed above, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices, or violations of statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. The Company is not currently subject to any such restrictions on the payment of dividends.

After the enactment of the Dodd-Frank Act (which codified long-standing Federal Reserve policy), a bank holding company is required to serve as a source of financial strength to its subsidiary banks. This means that we are expected to use available resources to provide adequate resources to the Bank, including during periods of financial stress or adversity, and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank where necessary. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Annual Reporting; Examinations. Bank holding companies are required to file an annual report with the Federal Reserve, and such additional information as the Federal Reserve may require. The Federal Reserve may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such examination.

Imposition of Liability for Undercapitalized Subsidiaries. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event a depository institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized depository institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the Company has control of the Bank.

Under the FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution in compliance with applicable capital standards. The FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates. Because the Bank currently qualifies as “well capitalized”, we are not subject to the capital plan guarantee requirement of the FDICIA.

State Law Restrictions. As a Wisconsin corporation, we are subject to certain limitations and restrictions under the WBCL. For example, state law restrictions in Wisconsin include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, minutes and observance of certain corporate formalities.

Supervision and Regulation of the Bank

General. As a Wisconsin state-chartered bank that is not a member of the Federal Reserve system, the Bank is subject to supervision, periodic examination and regulation by the FDIC and the WDFI. The regulations of the FDIC and the WDFI affect virtually all of the Bank’s activities, including the minimum level of capital, the ability to pay dividends, mergers and acquisitions, borrowing and the ability to expand through new branches or acquisitions and various other matters.

Deposit Insurance. Customer deposits with the Bank are insured up to applicable limits by the DIF, which is administered by the FDIC. The DIF is funded with insurance premiums paid by insured depository institutions. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Risk Category I is the lowest risk category, while Risk Category IV is the highest risk category. The specific Risk Category to which banks are assigned is considered by the FDIC to be confidential nonpublic information and may not be disclosed by banks.

In 2010, the Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the DIF. Among other things, the Dodd-Frank Act (1) raised the minimum fund reserve ratio from 1.15% to 1.35%, (2) required the fund reserve ratio to reach 1.35% by September 30, 2020, (3) eliminated the requirement that the FDIC provide dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, (4) removed the 1.5% cap on the reserve ratio, (5) granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends, and (6) changed the assessment base for banks from insured deposits to the average consolidated total assets of the bank minus the average tangible equity of the bank during the assessment period. In December 2010, the FDIC adopted a new restoration plan, pursuant to which, among other things, the FDIC (i) eliminated the uniform three basis point increase in initial assessment rates that were scheduled to take effect on January 1, 2011, (ii) pursued further rulemaking in 2011 regarding the method used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (iii) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates, if needed. In February 2011, the FDIC adopted final rules to implement the dividend provisions of the Dodd-Frank Act, changed the assessment base and set new assessment rates. In addition, as part of its final rules, the FDIC made certain assessment rate adjustments by (a) altering the unsecured debt adjustment by adding an adjustment for long-term debt issued by another insured depository institution and (b) eliminating the secured liability adjustment, and changing the brokered deposit adjustment to conform to the change in the assessment base. The new assessment rates became effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the Risk Category for the Bank or in the assessment rates could have an adverse effect on the Bank’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders. In the case of a Wisconsin state-chartered bank, the termination of deposit insurance would result in the revocation of its charter. Management is not aware of any existing circumstances which would result in termination of the Bank’s deposit insurance.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”) a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The current annualized assessment rate is 0.60 basis points, which is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Branching. The Bank has the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (1) regulatory approval; (2) federal and state deposit concentration limits; and (3) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. After the Dodd-Frank Act, however, we can establish branch offices outside of Wisconsin, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch.

Dividends. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Under Wisconsin banking law, the Bank generally may not pay dividends in excess of its undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the Bank may not declare or pay any dividend in the current year that exceeds year-to-date net income, except with the written consent of the WDFI.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, however, the FDIC or WDFI may prohibit the payment of any dividends by banks they regulate if the FDIC or the WDFI determines such payment would constitute an unsafe or unsound practice. The Bank is not currently subject to any prohibitions by the FDIC or WDFI on the payment of dividends.

Capital Adequacy Guidelines. The FDIC has promulgated risk-based capital guidelines similar to those established by the Federal Reserve with respect to bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Prior to January 1, 2015, the guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 Capital. Tier 1 Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier 2 Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total capital is the sum of Tier 1 Capital and Tier 2 Capital, less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator.

The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier 1 Capital to total assets less goodwill of 4% (the “Leverage Ratio”). The FDIC permits a bank to maintain a minimum 3% Leverage Ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strengths and weaknesses of financial institutions. The CAMELS rating comprises six categories: capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum Leverage Ratio ranging generally from 4% to 5%.

The Federal Deposit Insurance Act (“FDIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect to depository institutions that do not meet minimum capital requirements. The capital-based regulatory framework consists of five categories of compliance with regulatory capital guidelines, including “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Prior to January 1, 2015, to qualify as a “well-capitalized” institution, a bank must have a Leverage Ratio of no less than 5%, a Tier 1 Capital ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which (a) restricts payment of capital distributions and management fees; (b) requires that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) requires submission of a capital restoration plan; (d) restricts the growth of the institution’s assets; and (e) requires prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

As of December 31, 2014, we and the Bank exceeded the guidelines contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized.”

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by: (i) introducing a Common Equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for “well-capitalized” status being 8% (compared to 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk based capital requirement for any prompt corrective action category.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, the Bank received a rating of “Satisfactory.”

State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Wisconsin law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Loans to One Borrower. Under Wisconsin law, the Bank’s total loans and extensions of credit and leases to one person is limited to 20% of the Bank’s capital (as defined under Section 221.0102 of the Wisconsin Statutes), subject to several exceptions.

Examinations. The Bank is examined from time to time by its primary federal banking regulator, the FDIC, and the WDFI, and is charged the cost of such examinations. Based upon an examination, the FDIC and the WDFI may revalue the Bank’s assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLBs provide a credit reserve and other services for their member institutions. The Bank, as a member of the FHLB-Chicago, is required to hold shares of capital stock in that FHLB.

Limitations on Transactions with Affiliates. Transactions between a bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. An affiliate of a bank includes any company or entity which controls the bank or that is controlled by a company that controls the bank. In a holding company context, the parent holding company of a bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an aggregate amount equal to 10% of such bank’s capital stock and surplus, with all such transactions with all affiliates in the aggregate limited to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms, including credit standards, substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, the purchase of assets from, or the issuance of a guarantee to, an affiliate as well as similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders, and the FDIC has adopted regulations applying similar restrictions to banks that are not members of the Federal Reserve. Under Section 22(h), loans to a director, an executive officer and a greater than 10% shareholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions to persons not covered by Section 22(h) and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Section 22(g) also places additional restrictions on loans to executive officers.

Standards for Safety and Soundness. The FDIC has established safety and soundness standards applicable to banks regarding such matters as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits, and asset quality and earnings. If a bank were to fail to meet these standards, the FDIC could require it to submit a written compliance plan describing the steps the bank would take to correct the situation and the time within which such steps will be taken. The FDIC has authority to issue orders to secure adherence to the safety and soundness standards.

Financial Privacy. In accordance with the GLBA, federal bank regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering. A federal law commonly known as the Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures designed to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure by a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the Patriot Act and other relevant anti-money laundering laws and regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury’s Department Office of Foreign Assets Control, or OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a “U.S. person” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Other Laws and Regulations. The Bank’s loan operations are subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligations to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act, and Regulation E issued by the Consumer Financial Protection Bureau to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Guidance on Sound Incentive Compensation Policies

The federal banking agencies have issued comprehensive guidance on incentive compensation policies. This guidance is designed to ensure that a financial institution’s incentive compensation structure does not encourage imprudent risk-taking, which may undermine the safety and soundness of the institution. The guidance, which applies to all employees that have the ability to materially affect an institution’s risk profile, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management, and (3) strong corporate governance.

An institution’s supervisory ratings will incorporate any identified deficiencies in an institution’s compensation practices, and it may be subject to an enforcement action if the incentive compensation arrangements pose a risk to the safety and soundness of the institution. Further, a provision of the Basel III Capital Rules described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds.

Monetary Policy and Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the Company’s business and earnings cannot be predicted.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These forward-looking statements include statements with respect to our financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by us with the SEC, and future statements other than historical facts contained in written material, press releases and oral statements issued by us, or on our behalf, may also constitute forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed above include, but are not limited to, the Risk Factors set forth below and any other risks identified in this report or in other filings we may make with the SEC. All forward-looking statements contained in this report or which may be contained in future statements made for or on our behalf are based upon information available at the time the statement is made and we assume no obligation to update any forward-looking statements.

Risk Factors

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Forward Looking Statements” above, you should carefully consider the risks described below before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be important to you, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Business

We are subject to specific market risks due to our focus on agricultural lending.

We primarily concentrate our lending activities in the state of Wisconsin, which is to some extent dominated by an agricultural economy. Historically, our senior management’s primary business lending experience has been in agricultural lending, with a specific expertise in and focus on dairy and dairy-related businesses. Although we attempt to maintain a diversified customer base and a diversified loan portfolio, we are more heavily dependent upon the agricultural economy than a typical commercial bank. At December 31, 2014, agricultural loans comprised $415 million, or approximately 64.1% of our total loan portfolio.

The agricultural economy is subject to certain risks that are either inherently volatile or are beyond our ability, or the ability of farmers or other participants in the agricultural economy, to predict or control. Some of these risks include, but are not limited to:

•	Weather-Related Risks. Severe weather, including such things as drought, hail, excessive rain or other natural disasters, could impact the quantity and quality of feed necessary to support our borrowers’ dairy operations and, in turn, increase their expenses. If significant adverse weather-related events occur, it could impair the ability of borrowers to repay outstanding loans or impair the value of collateral securing loans and cause significant property damage, which could either result in loss of revenue or cause us to incur additional expenses;

•	Disease-Related Risks. The operations of our dairy farm and dairy-related borrowers depend primarily on their cattle. If the livestock were to contract an illness or disease, the borrowers would incur additional expenses, and the viability of their operations may be compromised if the disease is not properly managed. The existence of a widespread livestock disease or pandemic could have a significant impact on our borrowers’ ability to repay outstanding loans or impair the value of collateral securing loans, which could either result in loss of revenue or cause us to incur additional expenses;

•	Real Property Value. Our dairy farm and dairy-related borrowers tend to grow and produce much of their feed as opposed to purchasing it from third parties, unlike many dairy farmers in other parts of the country. While this means they are often less subject to fluctuations in feed prices, they require more land. Accordingly, declines in real property values in the areas in which we operate could result in a deterioration of the credit quality of our borrowers or an increase in the number of loan delinquencies, default and charge-offs, and could reduce the value of any collateral we realize following a default on agricultural loans;

•	Market Prices. Agricultural markets are sensitive to real and perceived changes in supply and demand of agricultural products, and given that approximately 90% of our agricultural lending is to dairy farms, the credit quality of a substantial portion of our loan portfolio is closely related to the performance of, and supply and demand in, this sub-sector of the agricultural market. For example, the success of a dairy operation hinges in large part on the cost of feed and the price of milk. When feed costs are high and milk prices are low, it places a strain on our dairy borrowers’ business, which may impair their ability to repay their outstanding loans to us.

•	Governmental Policies and Regulations. Our agricultural loans are dependent on the profitable operation and management of the farm properties securing the loans and their cash flows, and government policies and regulations (including the availability of price supports for crops and other agricultural products (in particular, milk), subsidies, or government-sponsored crop insurance) are outside the control of our borrowers and may affect the successful operation of a farm.

Our focus on local markets and agricultural lending creates credit concentration risks.

Credit concentration risk is primarily related to the risk that a borrower will not be able to repay some or all of its obligations to us. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related markets, industries or groups, represent a relatively large percentage of the total capital or total credit extended by a bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to a more diversified group of borrowers. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups, or that are located in the same market area, can all be adversely impacted with respect to their ability to repay some or all of their obligations when adverse conditions prevail in the broader economy generally, in the market specifically or even within just the respective industries or groups. For example, lenders who focused on certain types of real estate lending experienced greater financial difficulties during the recent recession than more diversified lenders or those with concentrations other than real estate lending.

Our lending is primarily to borrowers located or doing business in Wisconsin. Furthermore, at December 31, 2014, we had certain loan-type concentrations of credit risk, specifically in agricultural lending, which are described in more detail in the section of this Form 10-K entitled “Business—Lending Activities” and “Business—Market.” Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent upon agriculture, we could be disproportionately affected relative to others because these high concentrations present a risk to our lending operations. If any of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on local economy, and a regional or local economic downturn affecting Wisconsin may magnify the adverse effects and consequences to us.

We operate as a community-oriented business bank, with a focus on servicing both business customers and individuals in our market areas, which include our headquarters in Manitowoc, a full-service branch in Stevens Point, and a loan production office in each of Eau Claire, Fond du Lac and Darlington. Although we have a primary focus on agricultural and business banking, future growth opportunities will depend largely on market area penetration, market area growth and our ability to compete for traditional banking business within our market areas. We anticipate that as a result of this concentration, a downturn in the general economy in our market areas, including Wisconsin specifically, could increase the risk of loss associated with our loan portfolio. Although economic conditions in our markets have been generally stronger than those in other regions of the country recently, there can be no assurance that such conditions will continue to prevail.

Volatility in commodity prices may adversely affect our financial condition and results of operations.

At December 31, 2014, approximately 64.1% of our total loan portfolio was comprised of agricultural loans. Volatility in certain commodity prices, including milk, could adversely impact the ability of those borrowers to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated. For the 15-year period ended November 30, 2014, the per-year average All-Milk price (a weighted average price of all uses of milk in a particular milk order) in the United States paid to producers has ranged from an average low price of $12.32 per hundred weight (cwt) in 2000 to an average high price of $24.34 per cwt in 2014 year-to-date through November 30, 2014, according to the USDA National Agricultural Statistics. “Hundredweight” or “cwt” is a measure equal to 100 pounds of milk shipped. A decrease in milk prices may result in an increase in the number of non-performing loans in our agricultural portfolio, which could have a material adverse effect on our financial condition, earnings and capital.

Our business is significantly dependent on the real estate markets where we operate, as a large portion of our loan portfolio is secured by real estate.

At December 31, 2014, approximately 64% of our aggregate loan portfolio, comprising our agriculture real estate loans (including agricultural construction loans), commercial real estate loans and residential real estate loans, was primarily secured by interests in real estate predominantly located in Wisconsin. Additionally, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in Wisconsin may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for farmland, commercial property and homes in Wisconsin could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Moreover, declines in real property values in Wisconsin could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or result of operations.

Strong competition could hurt our earnings and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We also face competition for agricultural loans from participants in the nationwide Farm Credit System and much larger regional, national and global banks. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of non-bank competition in the financial services industry. If we are not able to effectively compete in our market areas and targeted business segments, our profitability may be negatively affected.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We have benefited from strong relationships with our customers, and also from our relationships with financial intermediaries. As a result, our reputation is an important component of our business. A key component of our business strategy is to leverage our reputation for customer service and knowledge of our customers’ needs and business to expand our presence by capturing new business opportunities from existing and prospective customers in and outside of our local market areas. We strive to conduct our business in a manner that enhances our reputation. We aim to enhance our reputation, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities and markets we serve, who are able to connect with customers through on-site visits and knowledge of our customers’ business, and who care about and deliver superior service to our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.

Our commercial real estate and commercial and industrial loans generally carry greater credit risk than loans secured by owner occupied one-to-four family real estate, and our credit risk may increase if we succeed in our plan to increase our commercial lending.

At December 31, 2014, $191.3 million, or approximately 29.5%, of our loan portfolio consisted of commercial real estate and commercial and industrial loans. Given their generally larger balances and the complexity of the underlying collateral, commercial real estate and commercial and industrial loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate. For commercial real estate loans, the principal risk is that repayment is generally dependent on income from tenant leases being generated in amounts sufficient to cover operating expenses and debt service. For commercial and industrial loans, the principal risk is that repayment is generally dependent upon the successful operation of the borrower’s business. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our operating results.

Changes in interest rates may hurt our earnings and asset value.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments (consisting primarily of loans and securities) and the interest paid on interest-bearing liabilities (consisting primarily of deposits and borrowings). Changes in both the general level of interest rates and in the difference between short-term and long-term rates can affect our net interest income. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, including by seeking to originate variable rate loans and balancing the respective terms of assets and liabilities, changes in interest rates may still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and liabilities and our ability to realize gains from the sale of our assets, all of which could affect our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2014, our allowance for loan losses, totaled $10.6 million, which represented 1.64% of gross loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, and could decrease our net income or reduce our capital.

In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

The dividend rate on our SBLF Preferred Stock will increase to 9.0% during the first quarter of 2016 if we have not redeemed the SBLF Preferred Stock, which would impact the net income available to holders of our common stock and earnings per share of our common stock.

The per annum dividend rate on the 15,000 shares of our Series C Noncumulative Perpetual Preferred Stock, no par value (the “SBLF Preferred Stock”) we sold to the U.S. Department of Treasury (the “U.S. Treasury”) in connection with our participation in the U.S. Treasury’s Small Business Lending Fund (the “SBLF Program”) is currently 1.0%. During the first quarter of 2016, the per annum dividend rate will increase to a fixed rate of 9.0% if any SBLF Preferred Stock remains outstanding at that time. The total dividends paid on our SBLF Preferred Stock for each of the years ended December 31, 2014 and 2013 were $150,000, respectively. Assuming the increased dividend rate of 9.0% per annum and assuming we have not redeemed any of our SBLF Preferred Stock, the total dividends payable on our SBLF Preferred Stock would be $1.3 million for the 12-month period beginning in February 2016. Depending on our financial condition at the time, any such increase in the dividend rate could have a material negative effect on our financial condition, including reducing our net income available to holders of our common stock and our earnings per share.

Failure to pay dividends on our SBLF Preferred Stock may have negative consequences, including limiting our ability to pay dividends in the future.

Our SBLF Preferred Stock pays a noncumulative quarterly dividend in arrears. Such dividends are not cumulative but we may only declare and pay dividends on our common stock (or any other equity securities junior to the SBLF Preferred Stock) if we have declared and paid dividends on the SBLF Preferred Stock for the current dividend period. Moreover, our ability to pay dividends is always subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on our earnings, capital requirements, financial condition and other factors considered relevant by the our board of directors. There is no assurance that we will pay dividends on our common stock in the future, or that if we do pay dividends that such dividends will continue.

We rely on the accuracy and completeness of information about our customers and counterparties, and inaccurate or incomplete information could subject us to various risks.

In deciding whether to extend credit or enter into other transactions with our customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. We may also rely on representations as to the accuracy and completeness of such information and, with respect to financial statements, on reports of independent auditors.

While we strive to verify the accuracy and sufficiency of such information, if this information is inaccurate or incomplete, we may be subject to loan losses, regulatory action, reputational harm, or other adverse effects on the operation of our business, results of operations, or financial condition.

We depend on our management team to implement our business strategy and on our relationship managers to maintain and grow our agricultural and commercial relationships; we could be harmed by the loss of their services.

We are dependent upon the services and expertise of our founders and the other members of our management team who direct our strategy and operations, especially relating to our agricultural lending focus, and, we have benefited from our management’s extensive banking knowledge and experience in this regard. We also rely heavily upon the talents, experience and customer relationships of our loan officers and have benefited from their expertise and relationship-building skills, especially with respect to our agricultural and commercial lending. Members of our executive management team and our seasoned loan officers could be difficult to replace. Our loss of the services of one or more of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our business and results of operations.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2014, brokered deposits represented approximately 20.7% of our total deposits and equaled $125.4 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on the FHLB borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

A lack of liquidity could adversely affect our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The primary sources of our liquidity are customer deposits and loan repayments, in addition to borrowings. Our access to deposits and other funding sources in adequate amounts and on acceptable terms is affected by a number of factors, including rates paid by competitors, returns available to customers on alternative investments and general economic conditions. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on all business, financial condition, results of operations and growth prospects.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives relating to our financial and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company, and we expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. These obligations increase our operating expenses and could divert management’s attention from other aspects of our business. However, the measures we take may not be sufficient to satisfy our obligations as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC, and the NASDAQ Global Market, except for such requirements that we may elect not to comply with during the period we are an emerging growth company, which could require us to further upgrade our systems and/or hire additional staff, which would increase our operating costs. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs may cause us to incur losses. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are dependent on our information technology and telecommunications systems and third-party service providers, and systems failures, interruptions or breaches of security could have a material adverse effect on our financial condition and results of operations and damage our reputation.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. We outsource many of our major systems, such as data processing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by these incidents. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage, any or all of which could have a material adverse effect on our business.

We rely on other companies to provide certain key components of our business infrastructure.

Third-party service providers provide certain key components of our business infrastructure, such as data processing and deposit processing systems, mobile payment systems, internet connections, and network access. While we have selected these third-party service providers carefully, we do not control their operations. Any failure by these third parties to perform or provide agreed-upon goods and services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party service providers could also entail significant delay and expense.

We may face risks with respect to future acquisitions.

If we attempt to expand our business in Wisconsin or other states through mergers and acquisitions, we anticipate that we will seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans, acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;

•	unexpected delays, complications or expenses resulting from regulatory approval requirements or other conditions to closing;

•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•	the time and costs of evaluating new markets, hiring experienced local management, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	entry into new markets where we lack experience; and

•	risks associated with integrating the operations and personnel of the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues resulting from any loss of customers.

With respect to the risks particularly associated with the integration of an acquired business, we may encounter a number of difficulties, such as: (1) customer loss and revenue loss; (2) the loss of key employees; (3) the disruption of our operations and business; (4) our inability to maintain and increase competitive presence; (5) possible inconsistencies in standards, control procedures and policies; and/or (6) unexpected problems with costs, operations, personnel, technology and credit.

In addition to the risks posed by the integration process itself, the focus of management’s attention and effort on integration may result in a lack of sufficient management attention to other important issues, causing harm to our business. Also, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of an acquired business.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. We do not expect to comment publicly on possible acquisitions or business combinations until we have signed a definitive agreement for the transaction. Historically, acquisitions of non-failed financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we fail to successfully keep pace with technological change, our business could be materially adversely affected.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Failure to successfully keep pace with technological change affecting the financial services industry generally, and virtual banking in particular, could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Upon completion of our initial public offering, we became subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected and any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business results of operations and financial condition.

If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures, monitoring and reporting requirements. There may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Risks Related to Our Industry

Financial reform legislation will result in new regulations that are expected to increase our costs of operations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve, the FDIC and the WDFI. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on us and our operations.

The Dodd-Frank Act was enacted on July 21, 2010. The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act created a new federal Consumer Financial Protection Bureau, tightened capital standards, and generally increased oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for more than 300 administrative rulemakings by various federal agencies to implement various parts of the legislation. While some rules have been finalized or issued in proposed form, many have yet to be proposed. It is impossible to predict when additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings. The Dodd-Frank Act and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and/or our ability to conduct business.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares.

In July 2013, each of the U.S. federal banking agencies adopted final rules implementing the recommendations of the International Basel Committee on Bank Supervision to strengthen the regulatory capital requirements of all banking organizations in the United States. The new capital framework, referred to as Basel III, will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. The final Basel III rules became effective for the Company and Bank on January 1, 2015, and the rules will be fully phased-in by January 1, 2019.

Basel III creates a new regulatory capital standard based on Tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. Basel III also changes how a number of the regulatory capital components are calculated. Any significant increase in our capital requirements could reduce our growth and profitability and materially adversely affect our business, financial condition, results of operations and growth prospects. For more information about the regulations to which we are subject, see the section of this Form 10-K entitled “Supervision and Regulation.”

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by our regulators to maintain adequate levels of capital to support our operations. We believe the net proceeds that we raised in our initial public offering are sufficient to permit the Bank to maintain regulatory capital compliance for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth or to address losses.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations and our financial condition could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Federal Reserve, we may be subject to adverse regulatory action.

Increased FDIC insurance assessments could significantly increase our expenses.

The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. The FDIC has the authority to increase assessments in order to maintain the Deposit Insurance Fund ratio at particular levels. In addition, if our regulators issue downgraded ratings of the Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us which could significantly increase our expenses.

We face a risk of noncompliance with and enforcement actions under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including future acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Changes in accounting standards and policies may negatively affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised accounting standard retroactively, which could have a negative impact on our reported results.

Our ability to pay dividends is dependent upon the Bank’s performance.

The Company’s only source of funds to pay dividends is dividends or other distributions it may receive directly from the Bank. The Company’s payment of dividends in the future, if any, will be subject to legal, regulatory and contractual restrictions (including with respect to our SBLF Preferred Stock and junior subordinated debentures (and related trust preferred securities (“TruPS”)), which are senior to our shares of preferred and common stock and have a preference on dividends), and will also depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Dividends are payable on shares at the discretion of our board of directors, subject to the provisions of the WBCL, and any regulatory restrictions.

We are subject to examinations and challenges by tax authorities that may be costly and time-consuming and may require expensive remedial action or other costs.

In the normal course of business, the Company and the Bank are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments that both entities have made and the businesses in which they have engaged. Federal and state taxing authorities have over the past few years become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If not resolved in our favor, such challenges could have an adverse effect on our financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

There may be a limited trading market in our common stock, which would hinder your ability to sell our common stock and may lower the market price of the stock.

In January 2015, our common stock was listed on the NASDAQ Global Market under the symbol “ICBK”. The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment. In addition, our public “float,” which is the total number of our outstanding shares less shares held by our directors and executive officers, if any, may be quite limited. As a result, it is unlikely that an active trading market for the common stock will develop or that, if it develops, it will continue. If you purchase shares of common stock, you may not be able to sell them at a price equal to or in excess of your per share purchase price. Purchasers of our common stock should have long-term investment intent and should recognize that there is a limited trading market in the common stock. The limited market for our stock may make it difficult to sell the common stock and may have an adverse impact on the price at which the common stock can be sold.

Anti-takeover provisions in our charter documents and under Wisconsin law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated articles of incorporation and our amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the shareholders, up to 570,000 shares of undesignated preferred stock;

•	establish an advance notice procedure for shareholder proposals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into two to three classes, with each class serving staggered three year terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•	specify that no shareholder is permitted to cumulate votes at any election of directors.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Wisconsin, the Wisconsin control share acquisition statute and Wisconsin’s “fair price” and “business combination” provisions, in addition to other provisions of Wisconsin law, would apply and limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances. As a result, offers to acquire us, which may represent a premium over the available market price of our common stock, may be withdrawn or otherwise fail to be realized.

We are an “emerging growth company,” as defined in the JOBS Act and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

For so long as we remain an “emerging growth company,” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”), we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

•	the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm audit the effectiveness of our internal control over financial reporting;

•	the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that the Public Company Accounting Oversight Board (the “PCAOB”), may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our initial offering; (ii) the first fiscal year after our annual gross revenues are $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

Our common stock is equity and is subordinate to our existing and any future indebtedness.

Shares of our common stock represent equity interests in us and do not constitute indebtedness. Accordingly, the shares of our common stock are subordinate to our existing junior subordinated debentures with respect to the payment of dividends and the distribution of assets upon liquidation and rank junior to all of our existing and future indebtedness and to other non-equity claims against us with respect to assets available to satisfy claims against us, including in our liquidation.

Our board of directors may issue shares of preferred stock that would adversely affect the rights of our common shareholders.

Our authorized capital stock includes 600,000 shares of preferred stock, which includes: (i) 15,000 shares of Series B Nonvoting Noncumulative Perpetual Preferred Stock (“Series B Preferred Stock”) that are authorized, of which 8,000 shares are outstanding; (ii) 15,000 shares of our SBLF Preferred Stock issued to the U.S. Treasury under the SBLF Program that are issued and outstanding; and (iii) 570,000 shares of Preferred Stock that are not classified. Our SBLF Preferred Stock has rights that may be adverse to our common shareholders, including priority with regard to any dividends paid by the Company and any payment received in liquidation. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine:

•	the designation of, and the number of, shares constituting each series of preferred stock;

•	the dividend rate for each series;

•	the terms and conditions of any voting, conversion and exchange rights for each series;

•	the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;

•	the provisions of any sinking fund for the redemption or purchase of shares of any series; and

•	the preferences and the relative rights among the series of preferred stock.

We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

Our stock price may be volatile.

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

•	actual or anticipated variations in quarterly operating results;

•	recommendations by securities analysts, including estimates of our financial performance or lack of research and reports by industry analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, such as cyber-attacks;

•	new technology used, or services offered, by competitors;

•	variations in milk or other commodity prices;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	additional investments from third parties;

•	issuance of additional shares of stock;

•	changes in government regulations; or

•	geo-political conditions such as acts or threats of terrorism, pandemics or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause our stock price to decrease regardless of our operating results.

Shares of our common stock are not insured deposits and may lose value.

Shares of our common stock are not insured deposits or other obligations of any bank and are not insured by the FDIC or any other governmental agency and are subject to investment risk, including possible loss of principal.

Securities analysts may not initiate or continue coverage on our common stock.

The trading price of our common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Bank owns its headquarters in Manitowoc, Wisconsin and leases its other locations. The following table provides information related to its leased locations:

Location	Function	Expiration Date
Stevens Point, WI	Full service banking location	2015
Darlington, WI	Loan production office	2016
Eau Claire, WI	Loan production office	2015
Fond du Lac, WI	Loan production office	2017

In 2014, the Bank announced its intentions to build a branch in Stevens Point. The Bank has not entered into any commitments to build; however, construction is anticipated to begin during the second quarter of 2015, and we expect construction to be completed during the fourth quarter of 2015.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS

All executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. As of the date hereof, no executive officer set forth below is related to any director or other executive officer of County or the Bank by blood, marriage or adoption, and there are no arrangements or understandings between a director of County and any other person pursuant to which such person was elected an executive officer. Set forth below is information as of March 1, 2015 with respect to the principal occupations during the last five years for the executive officer.

Name and Age	Position
William C. Censky, 63	Mr. Censky is one of our founders and has served as Chairman of the Board of the Company since 1996 as well as Executive Chairman of the Bank since 1997. Mr. Censky has served on our Board of Directors since County’s inception in May 1996. Mr. Censky previously served as President of County from 1997 to September 2014 and as Chief Executive Officer of the Bank from 1997 to November 2013. Mr. Censky is an accomplished bank executive and leader with over 30 years of bank management experience ranging from being a bank Chief Executive Officer, a founding chairman of a successful de novo bank, an organizing board member for two additional de novo banks, to being the Chief Financial and Operations officer of an independent state charted bank, which qualifies him to serve as director of the Company. Mr. Censky holds a B.B.A. degree in finance and an M.B.A with concentrations in accounting and finance from the University of Wisconsin—Oshkosh.

Timothy J. Schneider, 49	Mr. Schneider is one of our founders and has served as President of County since September 2014 and as Chief Executive Officer of the Bank since November 2013. Mr. Schneider has previously served as our Vice President from 1996 to September 2014, our Secretary from 1996 to 2014, and Chief Operating Officer and commercial and agricultural lender of the

Bank from 1997 to 2013. Mr. Schneider has also served on our Board of Directors since May 1996. Mr. Schneider has been in the banking profession for over 24 years, during which time he gained expertise in agricultural and commercial banking as a commercial and agricultural lender, which qualifies him to serve as director of the Company. Mr. Schneider holds a Bachelor’s Degree of Business in management and economics from the University of Wisconsin—River Falls, and a degree from the Graduate School of Banking of the University of Wisconsin—Madison.

Mark R. Binversie, 55	Mr. Binversie is one of our founders and has served as President of the Bank since March 1997. Mr. Binversie has also served on our Board of Directors since May 1996. Prior to joining us, Mr. Binversie oversaw the Agricultural Department for Firstar Bank Manitowoc for 16 years. Mr. Binversie previously owned and operated Heartland Dairy, LLC, a dairy farm, for 15 years. His agricultural lending expertise has led to his involvement in redesigning the Farm Service Agency’s Guaranteed Loan Program and his assistance in the Wisconsin Housing Economic Development Authority’s Credit Relief Outreach Program for Wisconsin’s farmers. Mr. Binversie also served as President and chairman of the Agriculture Bankers Section of the Wisconsin Bankers Association. Mr. Binversie’s qualifications to serve as a director of the Company include his operating, management and leadership experience in County and in the banking industry more generally, as well as his experience in the dairy farm sector. Mr. Binversie holds a Bachelor’s degree in Agri-Business and Economics from the University of Wisconsin—Platteville.

Wayne D. Mueller, 61	Mr. Mueller is one of our founders and has served as Special Operations Officer of County since April 2014. Mr. Mueller has previously served as Senior Lender and Executive Vice President of agricultural lending as well as a lender of the Bank since 1997. Mr. Mueller has also served on our Board of Directors since May 1996. Mr. Mueller also served as a member and chair of the Wisconsin Agricultural Bankers Section, a group organized by the Wisconsin Bankers Association. His qualifications to serve as a director of the Company include his operating, management and leadership experience in County and in the banking industry more generally. Mr. Mueller holds a degree in marketing from Moraine Park Technical College.

Gary R. Abramowicz, 57	Mr. Abramowicz has been our chief financial officer and treasurer, as well as chief financial officer and executive vice president of the Bank, since May 2008. Mr. Abramowicz is a certified public accountant with over 30 years of banking experience in accounting, operations management and financial management in banking, including 15 years as a chief financial officer at a bank holding company. Mr. Abramowicz holds a B.B.A. degree in accounting from the University of Wisconsin—Eau Claire.

David A. Coggins, 61	Mr. Coggins has been executive vice president of agricultural banking of the Bank since August 2009. Mr. Coggins has over 39 years of financial and banking experience with 34 years of prior progressive experience in lending, supervision and executive management in both agricultural and commercial lending institutions. Mr. Coggins holds a Bachelor’s degree in Animal Science from the University of Wisconsin-River Falls.

Thomas D. Detienne, 49	Mr. Detienne has been the executive vice president of business banking of the Bank since joining the Bank in May 2001. Mr. Detienne has over 26 years of banking experience, more than 25 years of which have been on the commercial side of banking. Mr. Detienne holds a B.A. in Economics from Lawrence University in Appleton, Wisconsin and an Executive MBA from the Sheldon B. Lubar School of Business at University of Wisconsin—Milwaukee.

Craig P. Mayo, 52	Mr. Mayo has been with Investors Community Bank since October 2011 and Chief Credit Officer of the Bank since July 2014. He is a seasoned banking professional with 30 years of experience in credit and sales, with a strong credit background with formal credit training. Prior to his experience at the Bank, he was Vice President and Special Loans Officer at Citizens Bank in Green Bay, Wisconsin from 2009 to 2011. Mr. Mayo holds a B.A. degree from Middlebury College.

Mark A. Miller, 58	Mr. Miller has been the secretary of the Company since March 2014, vice president and chief risk officer since January 2014 and counsel of the Bank since 2011. Prior to joining the Company, Mr. Miller was president of Miller Advisors, LLC, a law firm advising company from 2010 to 2011. Mr. Miller was also the chief executive officer and a shareholder of Whyte Hirschboeck Dudek S.C., a full-service law firm in Milwaukee, Wisconsin from 2001 to 2009 and from 1994 to 2009, respectively. Mr. Miller was also President of Miller Implement Company, a farm equipment dealership, from 1992 to 2008. Mr. Miller holds an A.B. degree in History from the University of Chicago and a juris doctorate degree from Marquette University Law School.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “ICBK.” Our common stock was initially offered and sold to the public on January 16, 2015 at an initial price of $15.75 per share and has been publicly traded since that date. Prior to that date, there was no public market in our common stock. Since our common stock began trading on the NASDAQ Global Market on January 16, 2015, the high and low trading prices through March 22, 2015, were $21.70 and $15.20, respectively.

Holders

We had approximately 350 shareholders of record at March 30, 2015. The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We intend to pay quarterly dividends on our common stock, and our Board of Directors declared our first quarterly dividend on February 17, 2015 totaling $0.04 per share for shareholders of record as of March 2, 2015.

Although we expect to pay dividends according to our dividend policy as of the date of this report, we may elect not to pay dividends. Any declarations of dividends will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account: (i) our financial results; (ii) our available cash, as well as anticipated cash requirements (including debt servicing); (iii) our capital requirements and the capital requirements of our subsidiaries (including the Bank); (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our shareholders or by the Bank to us; (v) general economic and business conditions; and (vi) any other factors that our board of directors may deem relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends.

Dividends we can declare and pay will depend primarily upon receipt of dividends from the Bank. See the section of this report entitled “Supervision and Regulation—Dividends” under Item 1, Business, of Part I. In addition, our ability to pay dividends currently or in the future may be materially limited by statutory or regulatory restrictions, and is subject to certain default provisions of our Trust Preferred Securities (TruPS) and the payment of dividends on our SBLF Preferred Stock.

Use of Proceeds from Public Offering of Common Stock

On January 22, 2015, we closed our initial public offering (“IPO”), in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million. Of the 1,375,000 shares sold, 1,210,750 shares were sold by the Company (including 177,000 shares subject to the underwriters’ over-allotment option, which was exercised in full on January 16, 2015) and 146,250 shares were sold by certain selling shareholders. The Company did not receive any proceeds from the sale of shares by the selling shareholders. The offer and sale of all shares of the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-200081), which was declared effective by the SEC on January 13, 2015. Robert W. Baird & Co., Incorporated and Sterne, Agee & Leach, Inc. served as joint book-running managers for the offering.

The net proceeds from our IPO were approximately $17 million (including the exercise of the underwriters’ over-allotment option) after deducting underwriting discounts and commissions of approximately $1.2 million and other offering expenses of approximately $825 thousand for total expenses of approximately $2.0 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 16, 2015 pursuant to Rule 424(b) under the Exchange Act.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 16, 2015 pursuant to Rule 424(b) under the Exchange Act.

Recent Sales of Unregistered Securities

From January 1, 2014 to December 31, 2014, we made the following sales of unregistered securities (after giving effect to a 10-for-1 stock split effected on April 4, 2014). We granted options to purchase 26,631 shares of our common stock at an exercise price of ranging from $14.28 to $15.19 per share to our employees, directors and independent contractors under our 2012 Equity Incentive Compensation Plan. We granted 4,970 shares of restricted stock at an exercise price of $14.28 per share to our employees, directors and independent contractors under our 2012 Equity Incentive Compensation Plan. From January 1, 2014 to December 31, 2014, our employees, directors and independent contractors exercised options to purchase 84,790 shares for cash consideration in the aggregate amount of $812,200.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the Company’s board of directors and shareholders. Each recipient of the securities in this transaction represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient received adequate information about the registrant or had adequate access, through his or her relationship with the registrant, to information about the registrant.

ITEM 6.	SELECTED FINANCIAL DATA

THREE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31, (dollars in thousands, except per share data)
	2014	2013	2012
Results of operations:
Interest and dividend income	$30,897	$31,972	$33,801
Interest expense	7,537	8,513	9,663

Net interest income before loan losses	23,360	23,459	24,138
Provision for loan losses	589	4,200	4,200

Net interest income after provision for loan losses	22,771	19,259	19,938
Noninterest income	7,148	8,857	7,501
Noninterest expense	17,025	16,964	15,204

Income before provision for income taxes	12,894	11,152	12,235
Income tax provision	4,684	4,140	4,601

Net income	$8,210	$7,012	$7,634

Per Share Data:
Net income per share (basic)	$1.73	$1.45	$1.56
Net income per share (diluted)	1.69	1.43	1.53
Cash dividends per common share	—	—	—
Book value per share at end of year	16.01	14.28	13.02

Selected Balance Sheet (at December 31):
Total assets	$771,756	$757,820	$755,237

Securities	81,282	73,007	62,098
Total loans	648,122	569,138	613,490
Allowance for loan losses	(10,603)	(10,495)	(12,521)
Total deposits	605,469	616,308	612,819
Other borrowings	51,857	36,169	43,396
Subordinated debentures	12,372	12,372	12,372
Total shareholders’ equity	80,043	71,809	65,851

Performance Ratios:
Return on average assets	1.10%	0.94%	1.09%
Return on average common shareholders’ equity (1)	11.37%	10.47%	12.74%
Net interest margin	3.29%	3.35%	3.59%
Net interest spread	3.07%	3.15%	3.35%
Noninterest income to average assets	0.96%	1.19%	1.07%
Noninterest expense to average assets	2.28%	2.24%	2.16%
Net overhead ratio (3)	1.32%	1.05%	1.10%
Efficiency ratio (1)	50.99%	47.43%	50.00%

Asset Quality Ratios:
Nonperforming loans to total loans	1.78%	1.06%	1.83%
Allowance for loan losses to:
Gross loans	1.64%	1.84%	2.04%
Nonperforming loans	91.76%	173.30%	111.67%
Net charge-offs to average loans	0.08%	1.05%	0.13%
Nonperforming assets to total assets (2)	2.42%	2.92%	2.88%

	2014	2013	2012
Capital Ratios:
Shareholders’ common equity to assets	9.33%	8.42%	7.79%
Tier 1 risk-based capital (Bank)	15.51%	16.18%	14.32%
Total risk-based capital (Bank)	16.77%	17.44%	15.58%
Leverage ratio (Bank)	13.96%	12.81%	12.31%

Non-GAAP Financial Measures:

“Efficiency ratio” is defined as non-interest expenses, excluding gains and losses, and writedown of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities. In our judgment, the adjustments made to non-interest expense allow investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Years Ended December 31,
	2014	2013	2012
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$17,025	$16,964	$15,204
Less net (loss)/gain on sales and write-downs of OREO	(1,468)	(1,636)	440

Adjusted non-interest expense (non-GAAP)	15,557	15,328	15,644

Net interest income	23,360	23,459	24,138
Non-interest income	7,148	8,857	7,501
Less: net securities gains (losses)	—	—	(354)

Adjusted operating revenue – (non-GAAP)	$30,508	$32,316	$31,285

Efficiency Ratio	50.99%	47.43%	50.00%

Return on average common shareholders’ equity is a non-GAAP based financial measure calculated using non-GAAP based amounts. The most directly comparable U.S. GAAP based measure is return on average shareholders’ equity. We calculate return on average common shareholders’ equity by excluding the average preferred shareholders’ equity and the related dividends. Management uses the return on average common shareholders’ equity in order to review our core operating results. Management believes that this is a better measure of our performance.

Return on Average Common Shareholders’ Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders’ equity
Return on average shareholders’ equity	9.02%	8.24%	9.64%
Effect of excluding average preferred shareholders’ equity	2.35	2.23	3.10

Return on average common shareholders’ equity	11.37%	10.47%	12.74%

(1)	The Return on average common shareholders’ equity and the efficiency ratio are not recognized under generally accepted accounting principles of the United States, or U.S. GAAP, and is therefore considered to be non-GAAP financial measures. See below for reconciliations of the return on average common shareholders’ equity and the efficiency ratio to its most comparable U.S. GAAP measures.
(2)	Non-performing assets consist of nonaccrual loans and other real estate owned.
(3)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections titled “Forward-Looking Statements” and “Risk Factors.”

General

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the Bank.

Executive Overview

We are the holding company for Investors Community Bank, which is headquartered in Manitowoc, Wisconsin. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial and industrial, multi-family and construction, residential real estate and consumer loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, efficiency ratio, return on average assets and return on average common shareholders’ equity, earnings per share, and non-performing assets to total assets. We must also maintain appropriate regulatory leverage and risk-based capital ratios. The following table sets forth the key financial metrics we use to measure our performance.

	As of or for the Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Pre-tax income	$12,894	$11,152	$12,235
Net interest margin	3.29%	3.35%	3.59%
Efficiency ratio(1)	50.99%	47.43%	50.00%
Return on average assets	1.10%	0.94%	1.09%
Return on average common shareholders’ equity (1)	11.37%	10.47%	12.74%
Basic earnings per share	$1.73	$1.45	$1.56
Diluted earnings per share	$1.69	$1.43	$1.53
Non-performing assets to total assets(2)	2.42%	2.92%	2.88%

(1)	This measure is not recognized under U.S. GAAP and is therefore considered to be a non-U.S. GAAP financial measure. See “Three Years Selected Consolidated Financial Data” for a reconciliation of this measure to its most directly comparable U.S. GAAP measure.
(2)	Non-performing assets consist of nonaccrual loans and other real estate owned.

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included elsewhere in this Form 10-K. Those significant accounting policies that we consider to be most critical are described below. Our policies with respect to the methodology for the determination of the allowance for loan losses, OREO and fair value of financial instruments involves a degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are reviewed with the board of directors annually and prior to any change in policy.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects our earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of all or some of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of probable incurred losses in the loan portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to, detailed reviews of individual loans, historical and current trends in loan charge-offs for the various portfolio segments evaluated, the level of the allowance in relation to total loans and to historical loss levels, levels and trends in non-performing and past due loans, volume of and migratory direction of adversely graded loans, external factors including regulatory, reputation, and competition, and management’s assessment of economic conditions. Our board of directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. We have developed policies and procedures for evaluating the overall quality of our loan portfolio and the timely identification of problem credits. Management continuously reviews these policies and procedures and makes further improvements as needed. The adequacy of our allowance for loan losses and the effectiveness of our internal policies and procedures are also reviewed periodically by our regulators and our auditors and external loan review personnel. Our regulators may advise us to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination. Such regulatory guidance is taken under consideration by management, and we may recognize additions to the allowance as a result.

We continually refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us.

Other Real Estate Owned

Assets acquired through or in lieu of loan foreclosure are initially recorded at lower of cost or fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, independent valuations are performed annually and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense. Costs related to the development and improvement of real estate owned is capitalized.

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available for sale and certain impaired loans. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. See Note 18 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

JOBS Act Transition Period

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period.

Comparison of Financial Condition at December 31, 2014, 2013, and 2012

Total Assets. Total assets increased $14.0 million, or 1.85%, from $757.8 million at December 31, 2013 to $771.8 million at December 31, 2014. Loan increases of $78.9 million during the year was offset by a decrease in cash and due from banks of $61.3 million, limiting growth in total assets.

Total assets increased $2.6 million, or 0.3%, from $755.2 million at December 31, 2012 to $757.8 million at December 31, 2013. Total assets were generally flat for 2013 with a decrease in total net loans of $42.3 million, partially offset by an increase in cash and cash equivalents of $27.1 million and an increase in investment securities of $10.9 million.

Net Loans. Total net loans increased by $78.9 million, or 14.1%, from $558.6 million at December 31, 2013 to $637.5 million at December 31, 2014. The increase in loans was due primarily to strong growth in the agricultural and commercial real estate loan portfolios and reduced loan sale activity.

Total net loans decreased by $42.3 million, or 7.0%, from $601.0 million at December 31, 2012 to $558.6 million at December 31, 2013. The decrease in loans was due primarily to a decrease of $20.9 million, or 16.9%, in commercial real estate loans, and a decrease of $6.9 million or 11.9%, in commercial loans. The decrease in net loans reflects a transfer of $25.0 million in loans to OREO and a decrease of $51.2 million from the sale of primarily agricultural and C&I loans. This overall loan growth reflects our continuing emphasis on originating agricultural and commercial loans by taking advantage of increased loan demand. Sales of loans were strategically executed to take advantage of balance sheet management opportunities in consideration of our capital position and loan mix concentration.

The following tables set forth the composition of our loan portfolio at the dates indicated:

	As of December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agricultural loans	$415,164	64.1%	$375,240	65.9%	$381,893	62.3%
Commercial real estate loans	137,517	21.2	102,645	18.0	123,499	20.1
Commercial loans	53,745	8.3	51,008	9.0	57,928	9.4
Residential real estate loans	40,885	6.3	39,901	7.0	49,050	8.0
Installment and consumer other	811	0.1	344	0.1	1,120	0.2

Total gross loans	$648,122	100.0%	$569,138	100.0%	$613,490	100.0%

Allowance for loan losses	$(10,603)		$(10,495)		$(12,521)

Loans, net	$637,519		$558,643		$600,969

The following table sets forth loan origination activity:

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Total loans:
Balance at beginning of period	$569,138	$613,490	$575,061
Loan originations, net of repayments	96,116	38,269	91,835
Less: Loans sold, net of repayments	(15,165)	(51,154)	(43,418)
Less: Loans charged-off, net	(647)	(6,438)	(1,520)
Less: Transfers to other real estate owned	(1,321)	(25,029)	(8,468)

Balance at end of period	$648,122	$569,138	$613,490

The changes in the balances of “Loans sold, net of repayments” were caused by the reduced volume of loan participations sold versus prior years. The majority of our loan participations and sales relate to agricultural customers. When customers request additional funding, generally for expansion of their operations, the existing loan participations are usually repurchased, with the consent of the participating institution, to allow for repackaging of the loans. This allows the new loans, including the additional funding, to be re-participated at a later time. The decision to re-participate a loan is dependent on many factors, including in-house lending limits and longer-term interest rate options provided to the borrower. As reflected by the numbers, we have not been participating as many loans in 2014 as we have in the past, but have retained the balances internally.

Loan Servicing. As part of our growth and risk management strategy, we have actively developed a loan participation and loan sales network. Our ability to sell loan participations and whole loans benefits us by freeing up capital and funding to lend to new customers as well as to increase non-interest income through the recognition of loan sale and servicing revenue. Because we continue to service these loans, we are able to maintain a relationship with the customer. Additionally, we receive a servicing fee that offsets some of the cost of administering the loan, while maintaining the customer relationship.

The loan servicing portfolio is shown below:

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Total loans	$648,122	$569,138	$613,490
Less: nonqualified loan sales included below	(8,894)	(14,169)	(18,396)
Loans serviced
Agricultural	413,933	382,094	308,514
Commercial	10,419	25,822	37,969
Commercial real estate	4,941	6,213	16,491

Total loans serviced	429,293	414,129	362,974

Total loans and loans serviced	$1,068,521	$969,098	$958,068

Loan Maturity. The following table sets forth certain information at December 31, 2014 and December 31, 2013 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	As of December 31, 2014				As of December 31, 2013
	Due In One Year or Less	More than One Year to Five Years	More than Five Years to Ten Years	Due More Than Ten Years	Due Under One Year	More than One Year to Five Years	More than Five Years to Ten Years	Due More than Ten Years
	(dollars in thousands)
By Loan Portfolio Class:
Agricultural loans	$278,513	$106,584	$21,527	$8,540	$252,598	$97,088	$13,994	$11,560
Commercial real estate loans	32,639	83,068	17,121	4,689	32,494	62,544	5,154	2,453
Commercial loans	31,306	16,900	2,131	3,408	30,025	16,736	2,421	1,826
Residential real estate loans	13,951	23,876	1,139	1,919	13,787	20,043	772	5,299
Installment and consumer other	159	100	—	552	224	102	—	18

Total loans	$356,568	$230,528	$41,918	$19,108	$329,128	$196,513	$22,341	$21,156

By Interest Rate Type:
Fixed	$286,783	$209,891	$33,693	$16,041	$267,465	$172,182	$17,517	$17,645
Adjustable loans at floor	26,638	10,648	6,220	—	40,344	14,438	3,658	257
Adjustable	43,147	9,989	2,005	3,067	21,319	9,893	1,166	3,254

Total loans	$356,568	$230,528	$41,918	$19,108	$329,128	$196,513	$22,341	$21,156

Securities. Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $81.3 million at December 31, 2014 from $73.0 million at December 31, 2013. The increase in the portfolio was due to additional investment security purchases less normal pay downs during year ended December 31, 2014.

Securities increased to $73.0 million at December 31, 2013, from $62.1 million at December 31, 2012. The increase in the portfolio was primarily due to increased investments in municipal notes and U.S. Agency mortgage-backed securities during the year ended December 31, 2013. We reinvested all of the cash flows from pay downs in new securities to strategically increase our on-balance sheet liquidity position.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	As of December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$41,751	$41,849	$33,449	$33,735	$28,858	$29,502
Mortgage-backed securities	36,889	37,428	37,601	37,255	28,154	29,134
U.S. Government and agency securities	2,006	2,005	2,008	2,017	3,458	3,462

Total available for sale	$80,646	$81,282	$73,058	$73,007	$60,470	$62,098

At December 31, 2014 and 2013, we had no investments in a single company or entity (other than the U.S. government or an agency of the U.S. government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2014 and 2013. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below.

December 31, 2014	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Municipal securities	$2,007	2.28%	$39,744	1.45%	$—	—%	$—	—%	$41,751	1.49%
Mortgage-backed securities	—	—	869	4.25	2,895	4.01	33,125	2.16	36,889	2.35
U.S. Government and agency securities	—	—	2,006	0.70	—	—	—	—	2,006	0.70

Total	$2,007	2.28%	$42,619	1.47%	$2,895	4.01%	$33,125	2.16%	$80,646	1.78%

December 31, 2013	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Municipal securities	$4,714	3.13%	$26,231	1.68%	$2,504	1.58%	$—	—%	$33,449	1.88%
Mortgage-backed securities	—	—	—	—	2,552	4.39	35,049	2.23	37,601	2.38
U.S. Government and agency securities	—	—	2,008	0.70	—	—	—	—	2,008	0.70

Total	$4,714	3.13%	$28,239	1.61%	$5,056	3.00%	$35,049	2.23%	$73,058	1.90%

Deposits. Deposits decreased $10.8 million, or 1.8% to $605.5 million at December 31, 2014 from $616.3 million at December 31, 2013. Deposits increased $3.5 million, or 0.6%, to $616.3 million at December 31, 2013 from $612.8 million at December 31, 2012.

The decrease was attributable, in part, to an intentional reduction in the interest rates being offered on certain time deposit products, which was done to align our funding with loan demand. The result of this decrease was higher cost deposits being withdrawn upon maturity. At December 31, 2014 and 2013, deposits other than certificates of deposit and brokered deposits were $183.2 million and $144.4 million, respectively, representing 30.2% and 23.4%, respectively, of total deposits. We have used brokered deposits, in addition to our core and time deposits, to help fund our loan demand. Brokered deposits at December 31, 2014 totaled $125.4 million or 20.7% of total deposits. The shift in our deposit balance mix shows our continued long-term strategy to reduce brokered deposits and increase core deposit balances through our focus on customer relationships, in order to secure less volatile and less costly funding and cross-sell opportunities.

	As of December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Time deposits	$296,921	49.0%	$321,257	52.1%	$313,168	51.1%
Brokered deposits	125,396	20.7	150,661	24.4	167,887	27.4
Money market accounts	69,742	11.5	52,961	8.6	53,604	8.7
Demand, noninterest-bearing	81,534	13.5	57,231	9.3	54,276	8.9
NOW accounts and interest checking	27,312	4.5	28,688	4.7	18,853	3.1
Savings	4,564	0.8	5,510	0.9	5,031	0.8

Total deposits	$605,469	100.0%	$616,308	100.0%	$612,819	100.0%

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated.

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$305,284	50.6%	1.32%	$316,751	52.9%	1.34%	$298,484	52.5%	1.53%
Brokered deposits	138,683	23.0	1.23	155,017	25.9	1.33	160,690	28.2	1.81
Money market accounts	65,592	10.9	0.45	53,078	8.9	0.51	46,632	8.2	0.67
Demand, noninterest-bearing	59,956	9.9	—	47,563	7.9	—	41,207	7.2	—
NOW accounts and interest checking	28,254	4.7	0.40	21,230	3.5	0.37	18,551	3.3	0.49
Savings	5,740	0.9	0.18	5,236	0.9	0.22	3,333	0.6	0.22

Total deposits	$603,509	100.0%	1.13%	$598,875	100.0%	1.21%	$568,897	100.0%	1.50%

The following table sets forth the maturity of time deposits, including brokered time deposits as of December 31, 2014, 2013, and 2012.

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
3 months or less	$66,722	$55,896	$72,358
Over 3 through 12 months	106,532	98,953	127,458
Over 1 year through 3 years	167,409	181,522	159,749
Over 3 years	43,156	96,333	92,468

Total	$383,639	$432,704	$452,033

Borrowings. The Bank had fixed rate advances outstanding from the FHLB-Chicago in the amount of $28 million, $22 million and $25 million on December 31, 2014, December 31, 2013 and 2012, respectively. The terms of security agreements with the FHLB require the Bank to pledge collateral for such borrowings consisting of qualifying first mortgage loans, certain securities available for sale, and all stock in the FHLB. We did not have overnight advances with the FHLB at December 31, 2014 or December 30, 2013 or 2012.

In addition to the fixed rate FHLB borrowings, the Bank had an irrevocable letter of credit with FHLB dated September 14, 2009, totaling $600 thousand at December 31, 2013, and 2012, and an irrevocable letter of credit with the FHLB dated June 20, 2010 totaling $4.47 million and $4.63 million at December 31, 2013, and 2012, respectively. There was no amount outstanding under these letters of credit as of December 31, 2013 or 2012. The Bank had no irrevocable letters of credit with FHLB as of December 31, 2014.

As of December 31, 2014, 2013, and 2012 the Bank also had a $50 million line-of-credit available with the Federal Reserve Bank of Chicago. Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral, our available credit due to our pledged securities totaled $17.8 million, $18.3 million, and $19.2 million at December 31, 2014, 2013, and 2012, respectively. The total outstanding advances were $15 million at December 31, 2014. We did not borrow from the Federal Reserve Bank of Chicago as of December 31, 2013 or 2012.

We also have other borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as we maintain effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in our loan portfolio and the transfer is reported as a secured borrowing with pledge of collateral.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
FHLB Advances:
Balance outstanding at end of period	$28,000	$22,000	$25,000
Average amount outstanding during the period	$19,922	$24,121	$23,948
Maximum amount outstanding at any month end	$28,000	$25,000	$25,000
Weighted average interest rate during the period	1.61%	1.80%	2.73%
Weighted average interest rate at end of period	1.71%	1.80%	1.82%

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Other borrowings:
Balance outstanding at end of period	$23,857	$14,169	$18,396
Average amount outstanding during the period	$12,279	$17,500	$11,883
Maximum amount outstanding at any month end	$23,857	$24,770	$19,230
Weighted average interest rate during the period	4.73%	4.96%	4.99%
Weighted average interest rate at end of period	2.33%	4.96%	4.99%

Subordinated Debentures. In September 2005 and June 2006, we formed two wholly owned subsidiary business trusts, County Bancorp Statutory Trust II (“Trust II”) and Statutory Trust III (“Trust III”), respectively, for the purpose of issuing capital securities which qualify as Tier 1 capital. Trust II issued at par $6.0 million of floating rate capital securities. The capital securities of Trust II are nonvoting, mandatorily redeemable in 2035, and are guaranteed by us. Trust III issued at par $6.0 million of floating rate capital securities. The capital securities of Trust III are nonvoting, mandatorily redeemable in 2036, and are also guaranteed by us.

We own all of the outstanding common securities of Trust II and Trust III. The trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“debentures”) issued by the Company. These debentures are the Trusts’ only assets and interest payments from these debentures finance the distributions paid on the capital securities. These debentures are unsecured, rank junior, and are subordinate in the right of payment to all of our senior debt.

The capital securities of Trust II and Trust III have been structured to qualify as Tier 1 capital for regulatory purposes. However, the securities cannot be used to constitute more than 25% of the Company’s “core” Tier 1 capital according to regulatory requirements. We used the proceeds of the Trust II issue for general corporate purposes and we used the proceeds of the Trust III issue to redeem the securities of County Bancorp Statutory Trust I.

Comparison of Operating Results for the Years Ended December 31, 2014, 2013, and 2012

Net Income. Net income was $8.2 million for the year ended December 31, 2014, or $1.73 per share (basic) and $1.69 (diluted), compared to $7.0 million for the year ended December 31, 2013, or $1.45 per share (basic) and $1.43 (diluted). The increase of $1.2 million or 17.1% was primarily due to a $3.6 million decrease in the loan loss provision which was partially offset by a $1.7 decrease in non-interest income.

Net income decreased $600 thousand or 8.1% from $7.6 million for the year ended December 31, 2012, to $7.0 million for the year ended December 31, 2013. The decrease was primarily due to an increase in OREO expenses of $3.2 million, offset by an increase of $1.4 million in non-interest income, and a decrease of $837 thousand in salaries and employee benefits expense.

Net income before taxes increased $1.7 million or 15.6% from $11.2 million for the year ended December 31, 2013 to $12.9 million for the year ended December 31, 2014. For the year ended December 31, 2013, net income before taxes decreased $1.0 million or 8.2% from December 31, 2012 of $12.2 million. Excluding the net costs associated with OREO, net income before taxes would have been $13.4 million and $12.4 million for the years ended 2013 and 2012, respectively, an increase of $1.0 million or 8.1%.

Interest and Dividend Income. Total interest and dividend income decreased $1.1 million, or 3.4%, to $30.9 million for the years ended December 31, 2014 compared to 2013. Despite an average loan balance increase of $703 thousand, the decrease in interest on loans is primarily due to a decrease in the average yield on loans which declined 21 basis points for the year ended December 31, 2014 compared to the same period in 2013. The decrease in interest on loans was partially offset by a $100 thousand, or 9.1%, increase on interest on securities for the year ended December 31, 2014 from the year ended December 31, 2013.

Total interest and dividend income decreased $1.8 million, or 5.4%, to $32.0 million for the year ended December 31, 2013 compared to the same period in 2012. The decrease in total interest income was primarily the result of a $1.8 million decrease in interest on loans and a decrease of $101 thousand in interest on securities. The average balance of loans during the year ended December 31, 2013 increased $4.1 million, or 0.7%, to $590.3 million from $586.2 million for the year ended December 31, 2012, while the average yield on loans decreased by 33 basis points to 5.19% for the year ended December 31, 2013 from 5.52% for the year ended December 31, 2012. The average balance of investment securities increased $11.7 million, or 21.7%, to $65.6 million for the year ended December 31, 2013 from $53.9 million for the year ended December 31, 2012, and the yield on investment securities decreased by 60 basis points to 1.90% for the year ended December 31, 2013 from 2.50% for the year ended December 31, 2012.

Interest Expense. Total interest expense decreased $1.0 million and $1.2 million, or 11.5% and 11.9%, to $7.5 and $8.5 million for the years ended December 31, 2014 and 2013, respectively. This is compared to total interest expense of $9.7 million for the year ended December 31, 2012. Interest expense on interest-bearing deposit accounts decreased to $6.2 million for the year ended December 31, 2014, from $6.7 million for the year ended December 31, 2013, and $7.9 million for the year ended December 31, 2012; a decrease of $0.5 million and $1.2 million, respectively. The decrease was primarily due to the impact of maturing certificates of deposit renewing at lower rates, a shift in deposit mix toward core deposits and deposit rate reductions in core deposits.

Interest expense on FHLB advances decreased $113 thousand or 26.0%, to $322 thousand for the year ended December 31, 2014; and decreased $218 thousand, or 33.4%, to $435 thousand for the year ended December 31, 2013 from $653 thousand for the year ended December 31, 2012. The average rate decreased 19 basis points to 1.61% for the year ended December 31, 2014, and decreased 93 basis points to 1.80% for the year ended December 31, 2013 from 2.73% for the year ended December 31, 2012.

Net Interest and Dividend Income. Net interest and dividend income for the year ended December 31, 2014 decreased $99 thousand, or 0.4%, from the same period in 2013. This is compared to a decrease of $679 thousand, or 2.81%, to $23.5 million for the year ended December 31, 2013 from $24.1 million for the year ended December 31, 2012. The decrease from 2012 to 2013 resulted primarily from a $1.8 million decrease in interest income offset by a $1.2 million decrease in interest expense.

Our average interest-earning assets increased by $9.0 million or 1.3% for the year ended December 31, 2014. This is compared to an increase of $29.4 million, or 4.4%, to $701.3 million for the year ended December 31, 2013 from $671.9 million for the year ended December 31, 2012. Our net interest rate spread decreased to 3.07% for the year ended December 31, 2014 from 3.15% for the year ended December 31, 2013, and 3.35% at December 31, 2012. Our net interest margin decreased to 3.29% for the year ended December 31, 2014 from 3.35% and 3.59% for the years ended December 31, 2013 and 2012, respectively. The decreases in our interest rate spread and net interest margin reflects yields of interest-earning assets declining faster than yields of interest-bearing liabilities in this low rate environment.

Provision for Loan Losses. Based on our analysis of the components of the allowance for loan losses described in “Risk Management—Allowance for Loan Losses,” we recorded a provision for loan losses of $0.6 million for the year ended December 31, 2014, $4.2 million for the year ended December 31, 2013, and a provision of $4.2 million for the year ended December 31, 2012. The allowance for loan losses was $10.6 million or 1.64% of total loans at December 31, 2014. This compares to $10.5 million, or 1.84% of total loans at December 31, 2013 and $12.5 million, or 2.04% of total loans at December 31, 2012. Total non-performing loans, excluding performing troubled debt restructurings, were $11.6 million at December 31, 2014, $6.1 million at December 31, 2013, and $11.2 million at December 31, 2012. The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses inherent in the loan portfolio at December 31, 2014, 2013, and 2012.

Non-Interest Income. Non-interest income decreased $1.8 million or 19.3%, to $7.1 million during the year ended December 31, 2014. This is compared to an increase of $1.4 million, or 18.1%, to $8.9 million during the year ended December 31, 2013 from $7.5 million for the year ended December 31, 2012. The primary factor contributing to both the decrease in 2014 and the increase in 2013 is the Bank’s volume and activity in loan servicing fees and loan servicing rights income.

Non-Interest Expense. Non-interest expense remained relatively consistent for the year ended December 31, 2014 with an increase of less than $0.1 million or 0.4% from the year ended December 31, 2013. For the year ended December 31, 2013, non-interest expense increased $1.8 million or 11.6%, to $17.0 million from $15.2 million for the year ended December 31, 2012. The increase primarily reflected an increase of $2.9 million in expenses associated with OREO properties offset by decreases in salaries and employee benefits expense of $837 thousand as a result of lower performance based compensation.

Income Taxes. Income tax expense for the year ended December 31, 2014 was $4.7 million, an increase of $0.6 million from December 31, 2013. For the year ended December 31, 2013, income tax expense decreased $0.5 million to $4.1 million from $4.6 million for the year ended December 31, 2012. The effective tax rates as a percent of pre-tax income were approximately 36%, 37%, and 38% for the years ended December 31, 2014, 2013, and 2012, respectively.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Year Ended December 31,
	2014			2013			2012
	Average Outstanding Balance(1)	Interest	Average Rate	Average Outstanding Balance	Interest	Average Rate	Average Outstanding Balance	Interest	Average Rate
				(dollars in thousands)
Interest-earning assets:
Investment securities	$77,060	$1,371	1.78%	$65,586	$1,246	1.90%	$53,896	$1,347	2.50%
Loans(2)	590,974	29,416	4.98	590,270	30,614	5.19	586,188	32,381	5.52
Federal funds sold and interest-bearing deposits with banks	42,208	110	0.26	45,403	112	0.25	31,804	73	0.23

Total interest-earning assets	710,242	$30,897	4.35	701,259	$31,972	4.56	671,888	33,801	5.03
Allowance for loan losses	(10,566)			(11,956)			(10,932)
Non-interest-earning assets	46,717			54,427			41,601

Total assets	$746,393			$743,730			$702,557

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$134,378	639	0.48%	$110,541	556	0.50%	$70,934	$435	0.61%
Time Deposits	409,175	5,515	1.35	440,771	6,127	1.39	456,756	7,455	1.63

Total interest-bearing deposits	543,553	6,154	1.13	551,312	6,683	1.21	527,690	7,890	1.50
Advances from FHLB	19,992	322	1.61	24,121	435	1.80	23,948	653	2.73
Other borrowings	12,279	581	4.73	17,500	867	4.96	11,883	592	4.99
Trust preferred securities	12,372	480	3.88	12,372	528	4.27	12,372	528	4.27

Total interest-bearing liabilities	588,196	7,537	1.28	605,305	8,513	1.41	575,893	9,663	1.68
Non-interest-bearing deposits	59,956			47,564			41,207
Other liabilities	7,185			5,782			6,232
SBLF Preferred Stock	15,000			15,000			15,000
Shareholders’ equity	76,056			70,079			64,225

Total liabilities and shareholders’ equity	$746,393			$743,730			$702,557

Net interest income		$23,360			$23,459			$24,138

Interest rate spread(3)			3.07%			3.15%			3.35%

Net interest margin(4)			3.29%			3.35%			3.59%

Ratio of interest-earning assets to interest-bearing liabilities	1.21%			1.16%			1.17%

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Year Ended December 31, 2014 v. 2013			For the Year Ended December 31, 2013 v. 2012
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$196	$(71)	$125	$946	$(1,047)	$(101)
Loans	37	(1,235)	(1,198)	227	(1,994)	(1,767)
Federal funds sold and interest-bearing deposits with banks	(10)	8	(2)	33	6	39

Total interest income	223	(1,298)	(1,075)	1,206	(3,035)	(1,829)

Interest Expense:
Savings, NOW, money market, interest checking	111	(28)	83	179	(58)	121
Time deposits	(430)	(182)	(612)	(254)	(1,074)	(1,328)
FHLB	(70)	(43)	(113)	5	(223)	(218)
Other borrowings	(248)	(38)	(286)	278	(3)	275
Junior subordinated debentures	—	(48)	(48)	—	—	—

Total interest expense	(637)	(339)	(976)	208	(1,358)	(1,150)

Net interest income	$860	$(959)	$(99)	$998	$(1,677)	$(679)

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. See the section of this Form 10-K entitled “Risk Factors.” Among our most prominent risk exposures are market risk, credit risk, interest rate risk and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due. Interest rate risk is the potential reduction of net interest income or the reduction in the value of assets and liabilities as a result of changes in interest rates. Market risk refers to potential losses arising from changes in interest rates, commodity prices, real estate prices and/or other relevant market rates or prices. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due. Other risks that we face are operational risk, technology risk, and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Cyber-risk is the risk of technological intrusion resulting in loss of customer information, loss of data, denial of service attacks, and cyber-theft. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having a layered approach to risk involving risk-taking, risk monitoring, and risk mitigation. In our target markets, we field an experienced lending staff supported by a centralized, robust risk management infrastructure working under well-defined credit policies and rigorous underwriting criteria. We have developed portfolio strategies and controls that are conducive to the development of a diversified loan portfolio including a variety of exposure control limits on different portfolio segments and have established an internal lending limit that is substantially below our legal lending limit. Regular total portfolio and loan level monitoring ensures timely risk recognition, provides early warning of potential problems and allows prompt attention to potential problem loans. This strategy emphasizes generally conservative loan-to-value ratios and full recourse to guarantors with substantial net worth on credit exposures. In addition to our portfolio monitoring practices, we have a comprehensive loan review system using both internal and external resources to review at least 30% of portfolio exposure annually. Formal management quarterly problem loan reviews include assessment of risk ratings and loan collateral valuation in order to identify impaired loans.

The Bank takes a proactive approach to managing problem loans. Delinquent loans greater than 15 days are reviewed by the management team weekly. When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to a current status. Bankers make the initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls are generally made, the loan risk rating is reassessed, and a plan of collection is identified and pursued for each individual loan. The loan relationship may be downgraded and transferred to a special assets officer, depending on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan and other factors. Collection efforts may lead to a demand of repayments, the initiation of litigation and/or foreclosure on collateral securing the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the assets or real property securing the loan generally are sold by the Bank in a commercially reasonable manner. While we develop loan workout arrangements for most problem loans, we also consider the sale of the non-performing loans. Management regularly informs the board of directors of the amount and status of delinquent loans, all loans rated special mention or worse, all nonaccrual loans, all troubled debt restructures, and all OREO. When a credit is downgraded to “special mention” and/or “substandard” it is generally transferred to a special assets officer.

Non-Performing Assets. We consider foreclosed assets and loans that are maintained on a nonaccrual basis to be non-performing assets. Loans are generally placed on nonaccrual status when collectability is judged to be uncertain or payments have become 90 days or more past due. On loans where the full collection of principal or interest payments is not probable, the accrual of interest income ceases and any already accrued interest is reversed. Interest income is not accrued on such loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. Payments received on a nonaccrual loan are first applied to the outstanding principal balance when collectability of principal is in doubt.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell. Upon acquiring a property, the Bank engages an independent third party realtor to assist in marketing and selling the property. Management reviews all OREO on a quarterly basis and makes adjustments to listing prices and marketing strategies as deemed appropriate. On an annual basis all OREO properties are re-appraised by independent third party appraisers. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. Generally, this occurs when the cash flows of the borrower are insufficient to service the loan under its original terms. We may modify the terms of a loan as a troubled debt restructuring by reducing the loan’s stated interest rate, extending the loan’s maturity or otherwise restructuring the loan terms to enable payment. We may consider permanently reducing the recorded investment in the loan or structuring a non-accruing secondary note in a troubled debt restructuring as well but we generally do not make such concessions. Modifications involving a reduction of the stated interest rate of loans are typically for periods ranging from six months to one year. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Loans classified as troubled debt restructurings are rated “substandard” by the Bank. Once the borrower has demonstrated sustained performance with the modified terms, the loan may be removed from non-performing status. Any loans categorized as troubled debt restructurings will continue to retain that designation through the life of the loan.

The following table provides information with respect to our non-performing assets, including troubled debt restructurings, and loans 90 days or more past due and still accruing at the dates indicated.

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans:
Agricultural loans	$1,293	$1,076	$1,374	$3,875	$3,227
Commercial loans	3,409	1,826	3.213	2,816	2,068
Commercial real estate loans	5,163	326	5,404	12,385	8,600
Residential real estate loans	1,690	2,828	1,221	5,739	141
Installment and Consumer Other	—	—	—	48	127

Total nonaccrual loans	11,555	6,056	11,212	24,863	14,163
Other real estate owned	7,137	16,083	10,517	6,543	581

Total non-performing assets(1)	$18,692	$22,139	$21,729	$31,406	$14,744
Loans 90+ days past due and still accruing	—	—	—		—
Performing troubled debt restructured loans	846	4,020	5,147	10,868	1,835

Total non-performing assets and performing troubled debt restructurings	$19,538	$26,159	$26,876	$42,274	$16,579

Non-performing loans to total loans	1.78%	1.06%	1.83%	4.32%	2.40%
Non-performing loans and loans past due 90 days and still accruing to total loans	1.78%	1.06%	1.83%	4.32%	2.40%
Non-performing assets to total assets(1)(2)	2.42%	2.92%	2.88%	4.63%	2.20%
Total non-performing assets and performing troubled debt restructurings to total assets	2.53%	3.45%	3.56%	6.24%	2.47%

(1)	Non-performing assets are defined as nonaccrual loans plus OREO.
(2)	Loans are presented before allowance for loan losses and do not include deferred loan origination costs (fees).

Interest income that would have been recorded for the years ended December 31, 2014, 2013 and 2012, had nonaccrual loans been current according to their original terms, amounted to $778 thousand, $497 thousand, and $797 thousand, respectively. No income related to nonaccrual loans was included in interest income for the years ended December 31, 2014, 2013 and 2012.

Total nonaccrual loans increased from December 31, 2013 to December 31, 2014, primarily due to one commercial real estate relationship of approximately $4.7 million being downgraded to “substandard” and placed on nonaccrual. That credit is currently operating under a forbearance agreement. A portion of the loan balance has been charged off. Additional loss should be mitigated due to the collateral coverage and government guarantees. Total nonaccrual loans decreased from December 31, 2012 to December 31, 2013, primarily due to collection activities, loan payoffs and the completion of foreclosures and transfer of properties into OREO.

Total OREO peaked in September 2013 at $25 million. The Bank is actively managing the OREO portfolio and the number and dollar amount of OREO properties has declined each quarter since third quarter 2013. As of December 31, 2014, OREO totaled $7.14 million compared to $16.1 million at December 31, 2013 and $10.5 million at December 31, 2012. We expect the balance of the OREO in our portfolio and the related expenses to decline as we continue to sell more properties than we are taking back. However, in the near term, we anticipate both the level of OREO and the related expenses will remain above the levels we have historically experienced.

Special Mention and Classified Loans. Federal regulations require us to review and classify loans on a regular basis. There are four classifications for problem loans: special mention, substandard, doubtful and loss. We categorize loans into these risk categories based on relevant information about the ability of borrowers and, if appropriate, guarantors to service their debts, and the quality and projected realizable value of collateral. We analyze loans through quarterly asset quality reviews based on observable risk criteria such as overdrafts, late payments, financial performance and collateral valuations.

“Substandard loans” are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged. As such they have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful loans” have all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as “loss” is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. When management classifies a loan as substandard or doubtful, a specific allowance for probable and reasonably estimable loan losses is established. If management classifies a loan as loss, an amount equal to 100% of the portion of the loan classified loss is charged to the allowance for loan losses.

The following table shows the aggregate amounts of our substandard and special mention loans.

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Classified and special mention loans:
Substandard	$24,844	$23,980	$22,901
Special mention	12,843	28,103	38,302

Total classified and special mention loans	$37,687	$52,083	$61,203

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	As of December 31, 2014 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent
	(dollars in thousands)
Agricultural loans	$364	88.3%	$238	3.5%	$602	8.4%
Commercial real estate loans	—	—	2,592	38.5	2,592	36.3
Commercial loans	42	10.2	3,366	50.0	3,408	47.7
Residential real estate	6	1.5	534	8.0	540	7.6
Installment and consumer other	—	—	—	—	—	—

Total	$412	100.0%	$6,730	100.0%	$7,142	100.0%

	As of December 31, 2013 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent
	(dollars in thousands)
Agricultural loans	$68	21.9%	$400	8.5%	$468	9.5%
Commercial real estate loans	—	—	326	7.1	326	6.6
Commercial loans	—	—	1,826	39.4	1,826	36.9
Residential real estate	244	78.1	2,083	45.0	2,327	47.0
Installment and consumer other	—	—	—	—	—	—

Total	$312	100.0%	$4,635	100.0%	$4,947	100.0%

	As of December 31, 2012 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent
	(dollars in thousands)
Agricultural loans	$32	1.7%	$927	14.5%	$959	11.5%
Commercial real estate loans	1,567	81.8	1,060	16.5	2,627	31.5
Commercial loans	318	16.5	3,205	50.0	3,523	42.3
Residential real estate	—	—	1,221	19.0	1,221	14.7
Installment and consumer other	—	—	—	—	—	—

Total	$1,917	100.0%	$6,413	100.0%	$8,330	100.0%

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in the loan portfolio. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Loan losses are charged against the allowance when, in our judgment, the uncollectability of all or a portion of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Reductions to the allowance occur as loans are charged off. We estimate the required amount of the allowance using a number of factors, including past loan loss experience, the nature of the portfolio, environmental conditions, information about specific borrower situations, and estimated collateral values. We evaluate the adequacy of the allowance for loan losses on a quarterly basis, although we may increase the frequency of our reviews as necessary. When additional allowance for loan loss is necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the sufficiency of the allowance for loan losses consists four components: (a) a general component related to performing or “pass rated” credits (the significant majority of the loan portfolio), (b) a nonimpairment component, (c) a specific component relating to loans that are individually classified as impaired, together with (d) a small unallocated portion. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

As disclosed in the notes to the financial statements, our allowance for loan losses our allowance for loan losses is comprised primarily of general reserves of $7.7 million with a limited amount of specific reserves totaling $2.9 million at December 31, 2014. This compares to $7.4 million of general reserves and $3.1 million of specific reserves at December 31, 2013.

General Component. The general component of the allowance for loan losses relates to loans that are not determined to be impaired. Management determines the appropriate loss factor for each segment of loans with similar risk characteristics within the portfolio based on that segment’s loss experience and several other quantitative, qualitative and environmental factors relevant to each segment. While loan segments generally represent groups of loans with similar risk characteristics, we may include loans categorized by loan grade, or any other characteristic that causes a loan’s risk profile to be similar to a group of loans. We consider estimated credit losses associated with each segment of our portfolio to differ from purely historical loss experience due to qualitative factors including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in our employees’ experience; quantitative factors including changes in the volume and severity of past due, nonaccrual, and adversely graded loans; changes in concentrations of credit; and changes in the value of underlying collateral for collateral dependent loans; and environmental factors including changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses. The historical charge-off data is updated on a rolling quarterly basis, with the oldest quarter’s charge-off data being replaced with the most recent quarter’s charge-off data. We typically give more weight to the more recent charge-off data for each specific type of loan, as we believe that is more indicative of current trends. Our quantitative, qualitative, and environmental factors are reviewed on a quarterly basis for each loan segment and our historical loss experience is reviewed quarterly to ensure that our analysis is reflective of current conditions in our loan portfolio and economy.

Non-Impaired Component. Loans that have been downgraded to special mention or substandard, but are not currently impaired, are considered to have a higher inherent of risk of loss than pass rated loans. Management judgment is needed to estimate the additional risk of loss for these types of loans. Risk allocations on non-impaired special mention and substandard loans reflect management’s assessment of the increased risk of loss associated with adversely graded loans. The allocated reserve for these loans is based upon management’s assessment of loss history and risk migration analysis. Additionally, in determining the allocation, management considers the credit attributes of individual loans, including loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes generally found in these groups of loans.

Specific Component. The specific component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired. The allowance for each impaired loan is determined by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price reasonably obtainable for the loans or, if the loan is collateral dependent, by the fair value of the collateral less estimated costs to sell. Collateral valuations are supported by current appraisals, which are discounted by us based upon a liquidation scenario. Impairment for other types of loans is measured using the fair value of the collateral less estimated costs to sell. We identify a loan as impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. We consider a number of factors in determining impairment, including payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower.

Residential and consumer loans are individually evaluated for impairment when they reach non-performing status or become subject to a restructuring agreement.

Unallocated Component. The “unallocated” reserve component was discontinued effective December 31, 2013.

Discussion of Allowance for Loan Losses. At December 31, 2014, our allowance for loan losses was $10.6 million, or 1.64% of loans and 91.8% of nonaccrual loans. At December 31, 2013, our allowance for loan losses was $10.5 million, or 1.84% of loans and 173.3% of nonaccrual loans. Nonaccrual loans at December 31, 2014 were $11.6 million, or 1.78% of loans, compared to $6.1 million, or 1.06% of loans, at December 31, 2013 and $11.2 million, or 1.83% of loans, at December 31, 2012.

Between September 30, 2013 and December 31, 2014, the Bank’s OREO portfolio declined from $25.4 million (its peak) to $7.1 million, a reduction of $18.3 million. The reduction in the Bank’s OREO portfolio was the result of ongoing sales, a general reduction of new properties being foreclosed upon, and the write-down of some OREO balances to reflect the receipt of updated appraisals. In addition, many of the factors that are evaluated in our analysis of the allowance for loan loss have stabilized and begun showing signs of improvement, including economic and business conditions and our most recent historical loss experience. Notwithstanding the improvement in the quantitative, qualitative and environmental factors, we anticipate we will resume making provisions to the allowance for loan losses to support growth in the loan portfolio in the near future, as circumstances warrant.

The allowance for loan losses is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	As of December 31, 2014			As of December 31, 2013			As of December 31, 2012
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$3,456	32.59%	0.83%	$3,144	29.95%	0.84%	$3,333	26.62%	0.87%
Commercial real estate loans	3,326	31.37	2.42	3,254	31.01	3.17	4,838	38.64	3.92
Commercial loans	2,420	22.82	4.50	2,172	20.70	4.26	2,283	18.23	3.94
Residential real estate loans	1,392	13.13	3.40	1,819	17.33	4.56	1,755	14.02	3.58
Installment and consumer other	9	0.09	1.11	3	0.03	0.87	13	0.10	1.16
Unallocated	—	—	—	103	0.98	—	299	2.39	—

Total	$10,603	100.0%	1.64%	$10,495	100.0%	1.84%	$12,521	100.0%	2.04%

	As of December 31, 2011			As of December 31, 2010
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$1,946	21.41%	0.61%	$3,069	23.17%	1.00%
Commercial real estate loans	3,766	41.42	2.79	3,450	26.05	2.22
Commercial loans	1,316	14.48	2.37	989	7.47	2.07
Residential real estate loans	1,954	21.50	2.95	5,306	40.06	6.98
Installment and consumer other	6	0.07	0.62	7	0.05	0.32
Unallocated	102	1.12	—	424	3.20	—

Total	$9,090	100.0%	1.58%	$13,245	100.0%	2.25%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance at beginning of period	$10,495	$12,521	$9,090	$13,245	$12,901

Provision charged to operating expenses	589	4,200	4,200	4,475	4,620

Loans charged-off
Agricultural loans	(115)	—	—	(634)	(713)
Commercial real estate loans	(141)	(3,361)	(1,144)	(2,441)	(3,077)
Commercial loans	(339)	(132)	(94)	(878)	(383)
Residential real estate loans	(52)	(2,945)	(282)	(4,740)	(114)
Installment and consumer other	—	—	—	—	—

Total charge-offs	(647)	(6,438)	(1,520)	(8,693)	(4,287)

Recoveries of loans previously charged-off
Agricultural loans	21	16	72	19	11
Commercial real estate loans	126	185	352	28	—
Commercial loans	18	3	296	16	—
Residential real estate loans	1	8	32	—	—
Installment and consumer other	—	—	(1)	—	—

Total recoveries	166	212	751	63	11

Net charge-offs	(481)	(6,226)	(769)	(8,630)	(4,276)

Balance at end of period	$10,603	$10,495	$12,521	$9,090	$13,245

Net charge-offs to average loans outstanding	0.08%	1.05%	0.13%	1.47%	0.74%
Allowance for loan losses to period-end loans	1.64%	1.84%	2.04%	1.58%	2.25%

Market Risk Management

General. Market risk refers to potential losses arising from changes in interest rates, commodity prices, such as milk prices, and/or other relevant market rates or prices. We are exposed to market risk as a result of our banking activities. Our market risk is comprised primarily of interest rate risk. As a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit our exposure to changes in market interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.

A major source of interest rate risk is a difference in the repricing of assets, on the one hand, and liabilities on the other. First, there are differences in the timing of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial real estate loan may be fixed for 10 years, while the rate paid on a certificate of deposit may be fixed only for a few months. Due to these timing differences, net interest income is sensitive to changes in the level and shape of the yield curve. Second, there are differences in the drivers of rate changes of various assets and liabilities known as basis risk. For example, commercial loans may reprice based on one-month LIBOR or prime, while the rate paid on retail money market demand accounts may be only loosely correlated with LIBOR and depend on competitive demand for funds. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.

Another important source of interest rate risk relates to the potential exercise of explicit or embedded options. For example, most residential real estate loans can be prepaid without penalty, and most consumer deposits can be withdrawn without penalty. The exercise of such options by customers can exacerbate the timing differences discussed above.

Deposit accounts typically react more quickly to changes in market interest rates than loans because of the shorter maturities of deposits. However, given the asset sensitive nature of our balance sheet, a decrease in interest rates may adversely affect our earnings while increases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjustable-rate loans for retention in our loan portfolio, promoting core deposit products and time deposits, adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration.

We have an asset/liability committee, which includes members of management, to communicate, coordinate and control all aspects involving asset-liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income and control exposure to interest rate risk within policy limits approved by our board of directors. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. We analyze our sensitivity to changes in interest rates through our net interest income simulation model. Exposures are reported on a monthly basis to the asset and liability committee and at meetings of our board of directors.

Net Interest Income Simulation Analysis. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

Income simulation is the primary tool for measuring the interest rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time horizons, under a range of interest rate shock scenarios. These simulations take into account repricing, maturity and prepayment characteristics of individual products. We estimate what our net interest income would be for a one- and two-year horizon based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions.

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning December 31, 2014 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$35,504	36.80%	$80,153	50.27%
+300 bps	32,870	26.65%	72,775	36.43%
+200 bps	30,221	16.44%	65,370	22.55%
+100 bps	27,569	6.23%	57,957	8.65%
Base	25,953	0.00%	53,341	0.00%
-100 bps	26,048	0.37%	53,727	0.72%

As of December 31, 2014, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that our level of interest rate risk is acceptable using this approach.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. As with the net interest income simulation model, the estimates of changes in the economic value of our equity require certain assumptions to be made. These assumptions include loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Our economic value of equity analysis as of December 31, 2014 is set forth below. The impact on our economic value of equity under all scenarios referenced in the table below are within policy guidelines.

Rate Shift(1)	Economic Value of Equity	% Change In
	(dollars in thousands)
+400	$119,197	4.62%
+300	118,068	3.63%
+200	116,698	2.43%
+100	115,069	1.00%
Base	113,932	0.00%
-100	117,290	2.95%

(1)	The calculated changes assume an immediate and proportional shock of the static yield curve.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $15.5 million, $14.3 million, and $5.9 million for the years ended December 31, 2014 2013, and 2012, respectively. Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/ calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $(81.1) million, $16.8 million, and $(57.9) million for the years ended December 31, 2014, 2013, and 2012, respectively. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB and Federal Discount advances, was $4.3 million, $(4.0) million, and $(68.5) million for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital of $104.3 million, or 13.96% of average total assets, which is above the required level of $37.4 million, or 5.0% of adjusted total assets, and total risk-based capital of $112.7 million, or 16.77% of risk-weighted assets, which is above the required level of $67.2 million, or 10.0% of risk-weighted assets. For a discussion of certain other sources of liquidity, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Borrowings.”

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and interest and payment of dividends to preferred shareholders. There are certain restrictions on the payment of dividends by the Bank to us, which are described in the section captioned “Supervision and Regulation—Dividends.” At December 31, 2014, there were $53.2 million of retained earnings available for the payment of dividends by the Bank to us. The Bank paid us $1.2 million in dividends during each year ended December 31, 2014 and 2013.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit. For information about our off-balance sheet arrangements, see Note 12 to our Consolidated Financial Statements located elsewhere in this Form 10-K.

At December 31, 2014, we had outstanding commitments to originate loans and unadvanced funds on loans of $193.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2014 totaled $173.1 million. If a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2014, we had no irrevocable and stand-by-letters of credit from the FHLB.

For the years ended December 31, 2014, 2013, and 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Form 10-K have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

County Bancorp, Inc.

Manitowoc, Wisconsin

We have audited the accompanying consolidated balance sheets of County Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of County Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CliftonLarsonAllen LLP

Milwaukee, Wisconsin

March 30, 2015

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$10,480	$71,780
Securities available for sale, at fair value	81,282	73,007
FHLB Stock, at cost	1,252	1,252
Loans held for sale	4,114	7,352
Loans, net of allowance for loan losses of $10,603 in 2014 and $10,495 in 2013	637,519	558,643
Premises and equipment, net	4,596	4,235
Loan servicing rights	7,746	7,529
Other real estate owned, net	7,137	16,083
Cash surrender value of bank owned life insurance	10,863	10,577
Deferred tax asset, net	2,321	3,323
Accrued interest receivable and other assets	4,446	4,039

Total assets	$771,756	$757,820

LIABILITIES
Deposits:
Noninterest-bearing	$81,534	$57,231
Interest-bearing	523,935	559,077

Total deposits	605,469	616,308
Other borrowings	23,857	14,169
Advances from FHLB	28,000	22,000
Subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	7,015	6,162

Total liabilities	$676,713	$671,011

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized, 15,000 shares issued $15,000 redemption amount	15,000	15,000

SHAREHOLDERS’ EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued in 2014 and 2013	8,000	8,000
Common stock-$0.01 par; 50,000,000 authorized; 4,908,560 shares issued and 4,498,790 shares outstanding in 2014 and 4,818,800 shares issued and 4,468,820 shares outstanding in 2013	5	5
Surplus	16,970	16,004
Retained earnings	59,254	51,514
Treasury stock, at cost 409,770 and 349,980 shares, respectively	(4,572)	(3,683)
Accumulated other comprehensive income (loss)	386	(31)

Total shareholders’ equity	80,043	71,809

Total liabilities and shareholders’ equity	$771,756	$757,820

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and 2013

	2014	2013
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$29,416	$30,614
Taxable securities	897	745
Tax-exempt securities	474	501
Federal funds sold and other	110	112

Total interest and dividend income	30,897	31,972

INTEREST EXPENSE
Deposits	6,154	6,683
Federal funds purchased and other borrowed funds	903	1,302
Subordinated debentures	480	528

Total interest expense	7,537	8,513

Net interest income	23,360	23,459
Provision for loan losses	589	4,200

Net interest income after provision for loan losses	22,771	19,259

Non-interest income
Services charges	788	756
Gain on sale of loans, net	321	521
Loan servicing fees	4,938	5,895
Other	1,101	1,685

Total non-interest income	7,148	8,857

Non-interest expense
Employee compensation and benefits	10,209	8,938
Occupancy	299	290
Other	6,517	7,736

Total non-interest expense	17,025	16,964

Income before income taxes	12,894	11,152
Income tax expense	4,684	4,140

NET INCOME	$8,210	$7,012

NET INCOME PER SHARE:
Basic	$1.73	$1.45
Diluted	$1.69	$1.43

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014 and 2013

	2014	2013
	(dollars in thousands)
Net income	$8,210	$7,012
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	687	(1,679)
Income tax (expense) benefit	(270)	661

Total other comprehensive income (loss)	417	(1,018)

Comprehensive income	$8,627	$5,994

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

	Preferred Stock	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands except share data)
Balance at December 31, 2012	$7,000	$5	$15,687	$(2,770)	$44,942	$987	$65,851
Net income	—	—	—	—	7,012	—	7,012
Other comprehensive (loss)	—	—	—	—	—	(1,018)	(1,018)
Stock compensation expense, net of tax	—	—	248	—	—	—	248
Purchase of treasury stock (78,060 shares)	—	—	—	(913)	—	—	(913)
Cash dividends declared on preferred stock	—	—	—	—	(290)	—	(290)
Cash dividends declared on SBLF preferred stock	—	—	—	—	(150)	—	(150)
Proceeds from sale of preferred stock	1,000	—	—	—	—	—	1,000
Proceeds from sale of common stock (10,000 shares)	—	—	69	—	—	—	69

Balance at December 31, 2013	$8,000	$5	$16,004	$(3,683)	$51,514	$(31)	$71,809

Net income	—	—	—	—	8,210	—	8,210
Other comprehensive income	—	—	—	—	—	417	417
Stock compensation expense, net of tax	—	—	154	—	—	—	154
Purchase of treasury stock (59,790 shares)	—	—	—	(889)	—	—	(889)
Cash dividends declared on preferred stock	—	—	—	—	(320)	—	(320)
Cash dividends declared on SBLF preferred stock	—	—	—	—	(150)	—	(150)
Proceeds from sale of common stock (84,790 shares)	—	—	812		—	—	812

Balance at December 31, 2014	$8,000	$5	$16,970	$(4,572)	$59,254	$386	$80,043

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

	2014	2013
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,210	$7,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	611	462
Provision for loan losses	589	4,200
Realized loss (gain) on sales of other real estate owned	278	(737)
Write-down of other real estate owned	1,190	2,373
Realized loss on sales of premises and equipment	—	3
Increase in cash surrender value of bank owned life insurance	(286)	(296)
Deferred income tax expense (benefit)	731	(68)
Stock compensation expense	154	248
Net amortization of securities	512	491
Net change in:
Accrued interest receivable and other assets	(407)	(722)
Prepaid FDIC deposit	—	1,332
Loans held for sale	3,238	1,044
Loan servicing rights	(217)	(1,411)
Accrued interest payable and other liabilities	853	363

Net cash provided by operating activities	15,456	14,294
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	11,566	12,719
Purchases of securities available for sale	(19,664)	(25,799)
Loan originations and principal collections, net	(80,786)	13,098
Proceeds from sales of premises and equipment	65	—
Purchases of premises and equipment	(1,038)	(998)
Proceeds from sales of other real estate owned	8,799	17,827

Net cash (used in) provided by investing activities	(81,058)	16,847
Cash flows from financing activities
Net increase in demand and savings deposits	38,226	22,820
Net decrease in certificates of deposits	(49,065)	(19,331)
Net change in other borrowings	(5,312)	(4,227)
Proceeds from FHLB Advances	11,000	2,300
Repayment of FHLB Advances	(5,000)	(5,300)
Proceeds from other borrowings	15,000	—
Payments to acquire treasury stock	(889)	(913)
Proceeds from issuance of common stock	812	69
Proceeds from issuance of preferred stock	—	1,000
Dividends paid on preferred stock	(320)	(290)
Dividends paid on SBLF preferred stock	(150)	(150)

Net cash provided by (used in) financing activities	4,302	(4,022)

Net change in cash and cash equivalents	(61,300)	27,119
Cash and cash equivalents, beginning of period	71,780	44,661

Cash and cash equivalents, end of period	$10,480	$71,780

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$7,531	$8,732
Income taxes paid	4,497	4,080

Noncash investing activities
Transfer from loans to other real estate owned	$1,321	$25,029
Loans charged off	647	6,438

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of County Bancorp, Inc. (the “Company”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry. The following is a description of the more significant of those policies.

Nature of Business and Significant Concentrations of Credit Risk

The Company is the sole shareholder of Investors Community Bank (“the Bank”). The Bank is the sole shareholder of ICB Investments Corp, a wholly-owned Nevada subsidiary and sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies. The Company commenced operations in May of 1996; the Bank commenced operations in March of 1997. The Nevada subsidiary commenced operations in 2001. In July of 2010, the Bank formed Investors Insurance Services, LLC for the sole purpose of protecting the Bank from liability risk when selling crop insurance. Selling crop insurance had historically been a business function performed within the Bank and is not a new service. In September of 2011, the Bank formed ABS 1, LLC, for the sole purpose of holding real estate and personal property for sale which was obtained through repossession.

The Bank provides a full range of banking and related financial services which includes real estate lending, business services, and agricultural finance to individual and corporate customers primarily located within the state of Wisconsin. The Bank’s primary source of revenue is providing loans to customers, who are predominantly engaged in dairy farming and commercial activities. Its primary deposit products are savings and term certificate accounts. The Bank is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

The Company has no other significant activities other than ownership of the Bank. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in.

Agricultural loans, including agricultural operating, real estate and construction, represent 64% and 66% of our total loan portfolio at December 31, 2014 and 2013, respectively. Commercial real estate, including commercial construction loans represent 21% and 18% of our total loan portfolio at December 31, 2014 and 2013, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has two wholly-owned subsidiaries, County Bancorp Statutory Trust II and Statutory Trust III that are both Delaware statutory trusts, which have not been consolidated in accordance with accounting guidance related to variable interest entities.

Use of Estimates in Preparing Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of valuation of securities available for sale, the allowance for loan losses, loan servicing rights, other real estate owned, fair values of financial instruments, and deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

In the normal course of business, the Company maintains balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to specified limits. Management believes these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

Securities Available for Sale

Available for sale securities are carried at fair value with unrealized gains and losses excluded from earnings and reported separately in other comprehensive income (loss). The Company currently has no securities designated as trading or held-to-maturity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. They are included in non-interest income or expense and, when applicable, are reported as a reclassification adjustment in other comprehensive income (loss).

Declines in the fair value of individual available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The Company monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves analyzing the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary impairment. A decline in value due to a credit event that is considered other than temporary is recorded as a loss in non-interest income.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Chicago (the “FHLB”), is required to maintain an investment in the capital stock of the FHLB based on the level of borrowings and other factors, and may invest additional amounts. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. It is periodically evaluated by management for impairment. Because it is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both stock and cash dividends are reported as income.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Gains and losses on loan sales (sale proceeds minus carrying value) are recorded in non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted for unearned income and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, non-refundable fees and direct loan origination costs on real estate and commercial loans are, in the opinion of management, insignificant and recognized as current income and are not accounted for as an adjustment of yield of the related loan categories.

The accrual of interest on mortgage and commercial loans is discontinued at the time the principal and interest is 90 days delinquent unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses (hereinafter referred to as “allowance”) is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

The allowance consists of two primary components, general reserves and specific reserves related to impaired loans. The general component covers non-impaired loans and is based on historical losses adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a weighted average of the actual loss history experienced by the Company over the most recent four years. The Company places more emphasis, or weight, on the more current quarters in the loss history period. This actual loss experience is adjusted for economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is generally measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loans’ effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with other nonaccrual loans.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The Company maintains a separate general valuation allowance for each portfolio segment. These portfolio segments include agricultural, commercial, commercial real estate, residential real estate, installment and consumer other with risk characteristics described as follows:

Agricultural: Agricultural loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Commercial: Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Commercial Real Estate: Commercial real estate loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations.

Residential Real Estate: The degree of risk in residential mortgage and home equity lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Installment and Consumer Other: The installment and consumer other loan portfolio is usually comprised of a large number of small loans. Most loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate the borrowers’ capacity to repay their obligations may be deteriorating.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulator reviews the adequacy of the allowance. The regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any recognized gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and improvements are capitalized and a deduction is made from the property accounts for retirements of capitalized renewals or improvements. Gains and losses on dispositions are included in current operations.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. The Company maintains a separate allowance for off balance sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off balance sheet commitments is included in other liabilities.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or the fair value less costs to sell.

Loan Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. Servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter-to-quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the servicing right and may result in a reduction to non-interest income.

Servicing assets measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measure of the impairment.

Changes in the valuation allowances are reported with loan servicing fees on the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of loan servicing rights is netted against loan servicing fee income.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

Impairment losses on assets to be held and used are measured at the amount by which the carrying amount of a property exceeds its fair value. The evaluation of impairment is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements. Costs of significant asset improvements are capitalized, whereas costs relating to holding assets are expensed. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

Cash Surrender Value of Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized, if lower.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not the some portion or all of the deferred tax asset will not be realized.

The Company files income taxes returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2011.

The Company recognizes interest and penalties on income taxes as a component of other non-interest expense.

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

Equity Incentive Plan

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Treasury shares are not deemed outstanding for earnings per share calculations.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of transfer, it must represent a proportionate (pro rata) ownership interest in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Advertising Costs

Advertising costs are expensed as incurred.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Stock Split

On April 1, 2014, the board of directors approved a 10-for-1 stock split of the Company’s common stock effective April 4, 2014. The accompanying financial statements give effect to this stock split.

Segments

The Company’s operations consist of one segment called community banking.

New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. This update will be effective for annual periods beginning after December 31, 2015 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”) (“ASU 2014-09”). This update is the culmination of efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) and creates a new Topic 606—Revenue from Contracts with Customers. ASU 2014-09 supersedes Topic 605—Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle or revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income or shareholders’ equity.

NOTE 2—RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2014 and 2013, these reserve balances amounted to $6,478,000 and $4,306,000, respectively.

NOTE 3—SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2014
U.S. government and agency securities	$2,006	$1	$(2)	$2,005
Municipal securities	41,751	237	(139)	41,849
Mortgage-backed securities	36,889	636	(97)	37,428

	$80,646	$874	$(238)	$81,282

December 31, 2013
U.S. government and agency securities	$2,008	$9	$—	$2,017
Municipal securities	33,449	418	(132)	33,735
Mortgage-backed securities	37,601	435	(781)	37,255

	$73,058	$862	$(913)	$73,007

The amortized cost and fair value of securities at December 31, 2014 and 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
December 31, 2014
Due in one year or less	$2,007	$2,011
Due from one to five years	41,750	41,843
Due from five to ten years	—	—
Due after ten years	—	—
Mortgage-backed securities	36,889	37,428

Total	$80,646	$81,282

December 31, 2013
Due in one year or less	$4,714	$4,769
Due from one to five years	28,239	28,493
Due from five to ten years	2,504	2,489
Due after ten years	—	—
Mortgage-backed securities	37,601	37,256

Total	$73,058	$73,007

NOTE 3—SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales for realized gains or losses for the year ended December 31, 2014 and 2013 of securities available for sale.

At December 31, 2014 and 2013, the carrying amount of securities pledged to secure the FHLB advances was $11,739,000 and $9,142,000, respectively, in addition to the FHLB stock. At December 31, 2014 and 2013, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $17,837,000 and $18,277,000, respectively.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

Securities available for sale that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
December, 31, 2014
U.S. government and agency securities	$997	$(2)	$—	$—	$997	$(2)
Municipal securities	16,724	(100)	3,736	(39)	20,460	(139)
Mortgage-backed securities	6,698	(33)	5,651	(64)	12,349	(97)

Total debt securities	$24,419	$(135)	$9,387	$(103)	$33,806	$(238)

December 31, 2013
Municipal securities	$10,132	$(126)	$976	$(6)	$11,108	$(132)
Mortgage-backed securities	22,024	(670)	2,890	(111)	24,914	(781)

Total debt securities	$32,156	$(796)	$3,866	$(117)	$36,022	$(913)

The unrealized loss on the investments at December 31, 2014 and 2013 is due to normal fluctuations and pricing inefficiencies. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 or 2013.

Other-Than-Temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interest in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interest in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities. For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis) an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred, Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are the default rate and the severity of the decline in value. Other inputs may include the actual collateral attributes, which include geographic concentrations, credit ratings, and other performance indicators of the underlying assets.

At December 31, 2014, 51 debt securities had unrealized losses with aggregate depreciation of 0.70% from the Company’s amortized cost basis. At December 31, 2013, 39 debt securities had unrealized losses with aggregate depreciation of 2.47% from the Company’s amortized cost basis. These unrealized losses related principally to GNMA mortgage-backed and municipal debt securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the intent and ability to hold debt security until maturity, for the foreseeable future if classified as available for sale, the decline is not deemed to be other-than-temporary.

NOTE 4—LOANS

The components of loans were as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Agricultural loans	$415,164	$375,240
Commercial real estate loans	137,517	102,645
Commercial loans	53,745	51,008
Residential real estate loans	40,885	39,901
Installment and consumer other	811	344

Total loans	648,122	569,138
Allowance for loan losses	(10,603)	(10,495)

Loans, net	$637,519	$558,643

The following table presents the aging of the recorded investment in past due loans at December 31, 2014, December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
December 31, 2014
Agricultural loans	$355	$9	$238	$602	$414,562	$415,164
Commercial real estate loans	—	—	2,592	2,592	134,925	137,517
Commercial loans	—	42	3,366	3,408	50,337	53,745
Residential real estate loans	6	—	534	540	40,345	40,885
Installment and consumer other	—	—	—	—	811	811

Total	$361	$51	$6,730	$7,142	$640,980	$648,122

December 31, 2013
Agricultural loans	$68	$—	$400	$468	$374,772	$375,240
Commercial real estate loans	—	—	326	326	102,319	102,645
Commercial loans	—	—	1,826	1,826	49,182	51,008
Residential real estate loans	123	121	2,083	2,327	37,574	39,901
Installment and consumer other	—	—	—	—	344	344

Total	$191	$121	$4,635	$4,947	$564,191	$569,138

NOTE 4—LOANS (Continued)

The following table lists information on nonaccrual, restructured, and certain past due loans:

	December 31,
	2014	2013
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$6,730	$4,635
Nonaccrual loans, 30-89 days past due	200	207
Nonaccrual loans, less than 30 days past due	4,625	1,215
Restructured loans not on nonaccrual status	846	4,020
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loan:

	December 31,
	2014	2013
	(dollars in thousands)
Agricultural loans	$1,293	$1,076
Commercial real estate loans	5,163	326
Commercial loans	3,409	1,826
Residential real estate loans	1,690	2,828

Total	$11,555	$6,056

All nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances are as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Impaired loans without a specific allowance	$6,532	$7,352
Impaired loans with a specific allowance	18,312	44,933

Total impaired loans	$24,844	$52,285

Specific allowance related to impaired loans	$2,894	$3,096

The average recorded investment in total impaired loans for the years ended December 31, 2014 and 2013 amounted to approximately $38,565,000 and $54,914,000, respectively. Interest income recognized on total impaired loans for the years ended December 31, 2014 and 2013 amounted to approximately $1,326,000 and $3,436,000, respectively. For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $778,000 and $497,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 4—LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans at December 31, 2014 and 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
December 31, 2014
With no related allowance:
Agricultural loans	$1,682	$1,653	$—
Commercial real estate loans	570	342	—
Commercial loans	4,796	4,460	—
Residential real estate loans	77	77	—

	7,125	6,532	—

With an allowance recorded:
Agricultural loans	11,305	9,244	242
Commercial real estate loans	2,709	2,699	519
Commercial loans	5,380	4,450	1,848
Residential real estate loans	3,866	1,919	285

	23,260	18,312	2,894

Total	$30,385	$24,844	$2,894

December 31, 2013
With no related allowance:
Agricultural loans	$3,756	$3,756	$—
Commercial real estate loans	1,585	1,196	—
Commercial loans	2,158	1,715	—
Residential real estate loans	2,074	685	—

	9,573	7,352	—

With an allowance recorded:
Agricultural loans	25,527	25,527	268
Commercial real estate loans	5,189	5,189	833
Commercial loans	9,359	9,047	1,637
Residential real estate loans	5,563	5,170	358

	45,638	44,933	3,096

Total	$55,211	$52,285	$3,096

NOTE 4—LOANS (Continued)

Changes in the allowance for loan losses are as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Balance, beginning of year	$10,495	$12,521
Provision for loan losses	589	4,200
Loans charged off	(647)	(6,438)
Recoveries	166	212

Balance, end of period	$10,603	$10,495

Changes in the allowance for loan losses by portfolio segment were as follows:

	December 31, 2014
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$3,144	$406	$(115)	$21	$3,456
Commercial real estate loans	3,254	87	(141)	126	3,326
Commercial loans	2,172	569	(339)	18	2,420
Residential real estate loans	1,819	(376)	(52)	1	1,392
Installment and consumer other	3	6	—	—	9
Unallocated	103	(103)	—	—	—

Total	$10,495	$589	$(647)	$166	$10,603

	December 31, 2013
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$3,333	$(205)	$—	$16	$3,144
Commercial real estate loans	4,838	1,592	(3,361)	185	3,254
Commercial loans	2,283	18	(132)	3	2,172
Residential real estate loans	1,755	3,001	(2,945)	8	1,819
Installment and consumer other	13	(10)	—	—	3
Unallocated	299	(196)	—	—	103

Total	$12,521	$4,200	$(6,438)	$212	$10,495

NOTE 4—LOANS (Continued)

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

	December 31, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$242	$3,214	$3,456
Commercial real estate loans	519	2,807	3,326
Commercial loans	1,848	572	2,420
Residential real estate loans	285	1,107	1,392
Installment and consumer other	—	9	9
Unallocated	—	—	—

Total ending allowance for loan losses	2,894	7,709	10,603

Loans:
Agricultural loans	10,897	404,267	415,164
Commercial real estate loans	3,041	134,476	137,517
Commercial loans	8,910	44,835	53,745
Residential real estate loans	1,996	38,889	40,885
Installment and consumer other	—	811	811

Total loans	24,844	623,278	648,122

Net loans	$21,950	$615,569	$637,519

	December 31, 2013
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$268	$2,876	$3,144
Commercial real estate loans	833	2,421	3,254
Commercial loans	1,637	535	2,172
Residential real estate loans	358	1,461	1,819
Installment and consumer other	—	3	3
Unallocated	—	103	103

Total ending allowance for loan losses	3,096	7,399	10,495

Loans:
Agricultural loans	29,283	345,957	375,240
Commercial real estate loans	6,385	96,260	102,645
Commercial loans	10,762	40,246	51,008
Residential real estate loans	5,855	34,046	39,901
Installment and consumer other	—	344	344

Total loans	52,285	516,853	569,138

Net loans	$49,189	$509,454	$558,643

NOTE 4—LOANS (Continued)

Troubled Debt Restructurings

The Company has allocated $538,000 and $506,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2014 and 2013, respectively. The Company has no additional lending commitments at December 31, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached, the TDR is classified as a restructured loan. At December 31, 2014, there were $4,573,000 TDR loans, of which $3,727,000 were classified as nonaccrual and $846,000 were classified as restructured and accruing. There were no unfunded commitments on these loans. At December 31, 2013, there were $7,015,000 TDR loans, of which $2,995,000 were classified as nonaccrual and $4,020,000 were classified as restructured and accruing and there were no unfunded commitments on these loans.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes agricultural, commercial, and commercial real estate loans individually by classifying the credits as to credit risk. The process of analyzing loans for changes in risk rating is ongoing through routine monitoring of the portfolio and annual internal credit reviews for credits with total exposure in excess of $300,000. The Company uses the following definitions for credit risk ratings:

Sound. Credits classified as sound show very good probability of ongoing ability to meet and/or exceed obligations.

Acceptable. Credits classified as acceptable show a good probability of ongoing ability to meet and/or exceed obligations.

Satisfactory. Credits classified as satisfactory show fair probability of ongoing ability to meet and/or exceed obligations.

Watch. Credits classified as watch show some questionable probability of ongoing ability to meet and/or exceed obligations.

Special Mention. Credits classified as special mention show potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.

Substandard. Credits classified as substandard generally have well-defined weaknesses that jeopardize the repayment of the debt. They have a distinct possibility that a loss will be sustained if the deficiencies are not corrected.

Doubtful. Credits classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable.

The Company categorizes residential real estate, installment and consumer other loans as satisfactory at the time of origination based on information obtained as to the ability of the borrower(s) to service their debt, such as current financial information, employment status and history, historical payment experience, credit scores and type and amount of collateral among other factors. The Company updates relevant information on these types of loans at the time of refinance, troubled debt restructuring or other indications of financial difficulty, downgrading as needed using the same category descriptions as for agricultural, commercial, and commercial real estate loans. In addition, the Company further considers current payment status as an indicator of which risk category to assign the borrower.

The greater the level of deteriorated risk as indicated by a loan’s assigned risk category, the greater the likelihood a loss will occur in the future. If the loan is impaired then the loan loss reserves for the loan is recorded at the loss level of impairment. If the loan is not impaired, then its loan loss reserves are determined by the application of a loss rate that increases with risk in accordance with the allowance for loan loss analysis.

NOTE 4—LOANS (Continued)

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows:

	As of December 31, 2014
	Sound/ Acceptable/ Satisfactory	Watch	Special Mention	Substandard	Total Loans
	(dollars in thousands)
Agricultural loans	$342,598	$59,078	$2,591	$10,897	$415,164
Commercial real estate loans	104,609	23,540	6,327	3,041	137,517
Commercial loans	36,205	7,568	1,062	8,910	53,745
Residential real estate loans	29,738	6,288	2,863	1,996	40,885
Installment and consumer other	811	—	—	—	811

Total	$513,961	$96,474	$12,843	$24,844	$648,122

	As of December 31, 2013
	Sound/ Acceptable/ Satisfactory	Watch	Special Mention	Substandard	Total Loans
	(dollars in thousands)
Agricultural loans	$307,673	$39,004	$21,244	$7,319	$375,240
Commercial real estate loans	67,259	25,604	2,719	7,063	102,645
Commercial loans	32,300	11,280	1,023	6,405	51,008
Residential real estate loans	27,598	5,993	3,117	3,193	39,901
Installment and consumer other	344	—	—	—	344

Total	$435,174	$81,881	$28,103	$23,980	$569,138

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31		Estimated
	2014	2013	Useful Life
	(dollars in thousands)
Land	$896	$275	N/A
Bank premises	3,718	3,711	35-40 years
Furniture, fixtures, and equipment	3,282	3,583	3-7 years

	7,896	7,569
Accumulated depreciation	(3,300)	(3,334)

	$4,596	$4,235

Depreciation expense charged to operations for the years ended December 31, 2014 and 2013 totaled $611,000 and $462,000, respectively.

NOTE 6—LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. The unpaid principal balances of mortgage and other loans serviced for others were approximately $429,293,000 and $414,129,000 at December 31, 2014 and 2013, respectively.

The fair values of these rights were approximately $10,043,000 and $9,438,000, respectively. The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal anticipated credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	December 31,
	2014	2013
	(dollars in thousands)
Loan servicing rights:
Balance at beginning of period	$7,529	$6,117
Additions	3,414	4,592
Disposals	(1,243)	(1,363)
Amortization	(1,954)	(1,817)

Balance at end of period	$7,746	$7,529

NOTE 7—OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Balance at beginning of period	$16,083	$10,517
Assets foreclosed	1,321	25,029
Write-down of other real estate owned	(1,190)	(2,373)
Net gain (loss) on sales of other real estate owned	(278)	737
Proceeds from sales of other real estate owned	(8,799)	(17,827)

Balance at end of period	$7,137	$16,083

Expenses applicable to other real estate owned include the following:

	December 31,
	2014	2013
	(dollars in thousands)
Net loss (gain) on sales of other real estate owned	$278	$(737)
Write-down of other real estate owned	1,190	2,373
Operating expenses, net of rental income	130	581

	$1,598	$2,217

NOTE 8—DEPOSITS

Deposits are summarized as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Demand deposits	$81,534	$57,231
Savings	140,296	126,373
Certificates of deposit	383,639	432,704

Total deposits	$605,469	$616,308

Certificates of deposit in amounts of more than $250,000 at December 31, 2014 were approximately $134,931,000 and certificates of deposits in amounts of $100,000 or more at December 31, 2013 were approximately $295,545,000

The scheduled maturities of certificates of deposit are as follows:

	December 31,
	2014	2013
	(dollars in thousands)
1 year or less	$173,074	$156,586
1 to 2 years	75,212	124,602
2 to 3 years	92,197	55,183
3 to 4 years	22,811	78,798
Over 4 years	20,345	17,535

	$383,639	$432,704

NOTE 9—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $28,000,000 and $22,000,000 on December 31, 2014 and 2013, respectively. These advances, rate and maturities are as follows:

			December 31,
Loan Type	Maturity	Rate	2014	2013
Fixed rate, fixed term	03/19/2014	3.00%	—	5,000
Fixed rate, fixed term	07/16/2015	3.59%	2,000	2,000
Fixed rate, fixed term	08/25/2015	1.79%	1,000	1,000
Fixed rate, fixed term	08/25/2015	1.89%	2,000	2,000
Fixed rate, fixed term	11/09/2015	0.44%	1,750	1,750
Fixed rate, fixed term	06/28/2016	0.96%	2,150	2,150
Fixed rate, fixed term	03/15/2017	1.46%	2,000	2,000
Fixed rate, fixed term	11/15/2017	0.95%	3,800	3,800
Fixed rate, fixed term	04/23/2018	1.07%	2,300	2,300
Fixed rate, fixed term	08/14/2019	1.77%	2,000	—
Fixed rate, fixed term	12/30/2020	2.09%	4,000	—
Fixed rate, fixed term	08/16/2021	2.29%	3,000	—
Fixed rate, fixed term	12/30/2021	2.29%	2,000	—

Total Advances from FHLB			$28,000	$22,000

The terms of security agreements with FHLB require the Bank to pledge collateral for their respective borrowings. The collateral consists of qualifying first mortgage loans, certain securities available for sale, and all stock in FHLB.

In addition to the borrowings summarized above, at December 31, 2013, the Bank had irrevocable letters of credit totaling $600,000 and $4,474,000, dated September 14, 2009 and June 20, 2010, respectively. There was no amount outstanding under these letters of credit as of December 31, 2013. The Bank had no irrevocable letters of credit with FHLB as of December 31, 2014.

Future maturities of borrowings are as follows:

	December 31,
	2014	2013
	(dollars in thousands)
1 year or less	$6,750	$5,000
1 to 2 years	2,150	6,750
2 to 3 years	5,800	2,150
3 to 4 years	2,300	5,800
Over 4 years	11,000	2,300

	$28,000	$22,000

As of December 31, 2014 and 2013, the Bank also had a $50,000,000 line-of-credit available with the Federal Reserve Bank of Chicago. Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral, which totaled $17,837,000 and $18,277,000 at December 31, 2014 and 2013, respectively. The outstanding advances included in other borrowings totaled $15,000,000 and $0 at December 31, 2014 and 2013, respectively. The Federal Discount Window interest rate was 0.75% for outstanding advances at December 31, 2014.

Also included in other borrowings, are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio and the transfer is reported as a secured borrowing with pledge of collateral. At December 31, 2014 and 2013, the amount of these borrowings were $8,857,000 and $14,169,000, respectively.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated.

	December 31,
	2014	2013
	(dollars in thousands)
Other Borrowings:
Balance outstanding at end of period	$23,857	$14,169
Average amount outstanding during the period	12,279	17,498
Maximum amount outstanding at any month end	23,857	24,770
Weighted average interest rate during the period	4.73%	4.96%
Weighted average interest rate at end of period	2.33%	4.96%

NOTE 10—SUBORDINATED DEBENTURES AND SBLF PREFERRED STOCK

In September 2005 and June 2006, the Company formed wholly owned subsidiary business trusts, County Bancorp Statutory Trust II (“Trust II”) and Statutory Trust III (“Trust III”) (together, the “Trusts”), which are both Delaware statutory trusts, for the purpose of issuing capital securities which qualify as Tier 1 capital of the

Company. Trust II issued at par $6.0 million of floating rate capital securities in an exempt offering. The capital securities are nonvoting, mandatorily redeemable in 2035, and guaranteed by the Company. Trust III issued at par $6.0 million of floating rate capital securities in an exempt offering. The capital securities are nonvoting, mandatorily redeemable in 2036, and guaranteed by the Company.

The capital securities carry an interest rate identical to that of the related debentures. In Trust II, holders of capital securities are entitled to receive cumulative cash distributions, at a rate of 6.1% through September 2015, and a rate based on the three month LIBOR plus 1.53% thereafter through maturity. In Trust III, holders of capital securities are entitled to receive cumulative cash distributions, at a rate based on the three month LIBOR plus 1.69% through maturity, which was 1.93% as of December 31, 2014.

The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments of interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity dates of the debentures. The capital securities are subject to mandatory redemption upon payment of the debentures. Trust II and III mature on September 15, 2035 and June 15, 2036, respectively, may be called not earlier than September 15, 2015 and June 15, 2016, respectively, if certain conditions are met, or at any time within 180 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of Trust II and Trust III, the debentures, or the capital securities. If the debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The Company has the right to terminate Trust II and Trust III and cause the debentures to be distributed to the holders of the capital securities in liquidation of such Trusts.

The Company owns all of the outstanding common securities of Trust II and Trust III. The Trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“debentures”) issued by the Company. These debentures are the Trusts’ only assets and interest payments from these debentures finance the distributions paid on the capital securities. These debentures are unsecured, rank junior, and are subordinate in the right of payment to all senior debt of the Company.

The capital securities of Trust II and Trust III have been structured to qualify as Tier 1 capital for regulatory purposes. However, the securities cannot be used to constitute more than 25 percent of the Company’s “core” Tier 1 capital according to regulatory requirements. The Company utilized the proceeds of the Trust II issuances for general corporate purposes and Trust III issuances to redeem the securities of County Bancorp Statutory Trust I.

The Small Business Lending Fund (SBLF) Preferred Stock qualifies as Tier 1 capital and will accrue noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the preferred stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” (“QSBL”), by the Company’s subsidiary bank. The dividend rate was based upon the percentage change in QSBL between each dividend period and the baseline QSBL level, as determined in accordance with the Purchase Agreement.

Beginning with the fourth quarter of 2013, the dividend rate was fixed at an annualized 1.00% through the fourth quarter of 2015. If the SBLF Preferred Stock remains outstanding in the first quarter of 2016, the dividend rate will be fixed at 9%. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the SBLF Preferred Stock) if it has declared and paid dividends for the current dividend period on the SBLF Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

The Company may redeem the shares of SBLF Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share ($1,000 per share) and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator. The terms of the SBLF Preferred Stock impose limits on the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

NOTE 11—INCOME TAXES

Allocation of income tax expense between current and deferred portions consists of the following for:

	December 31,
	2014	2013
	(dollars in thousands)
Current
Federal income tax	$3,122	$3,325
State income tax	831	883

Total current	3,953	4,208
Deferred income tax expense (benefit)	731	(68)

Total	$4,684	$4,140

The reasons for the difference between income tax expense and the amount computed by applying the statutory tax rates to income before taxes are as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Statutory federal tax rate	34%	34%

Income tax at statutory federal rate	$4,384	$3,792
Increase (reduction) resulting from:
State income taxes, net of federal income tax benefit	662	583
Tax exempt interest	(174)	(217)
Increase in cash surrender value	(97)	(101)
Other	(91)	83

Income tax expense	$4,684	$4,140

Effective tax rate	36%	37%

NOTE 11—INCOME TAXES (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Deferred tax assets:
Management salary continuation accrued	$724	$647
Allowance for loan losses	4,172	3,781
Deferred compensation	302	384
Interest on nonaccrual loans	104	42
Other real estate owned	711	1,804
Available for sale investment securities	—	20
Other	285	161

Total deferred tax assets	6,298	6,839
Deferred tax liabilities:
Loan servicing rights	3,048	2,962
Depreciation and amortization	446	268
FHLB stock dividend	106	106
Available for sale investment securities	250	—
Other	127	180

Total deferred tax liabilities	3,977	3,516

Net deferred tax asset	$2,321	$3,323

NOTE 12—OFF-BALANCE SHEET ACTIVITIES

Credit-Related Financial Instruments

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Commitments to extend credit and unused lines of credit, including unused credit card lines	$192,968	$136,873
Standby letters of credit	560	4,803

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually collateralized and contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the payment or the performance of a Bank customer to a third party. Both standby and performance letters of credit are generally issued for terms of one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments.

NOTE 13—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Loan Commitments

Loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $0 at December 31, 2014 and 2013.

Collateral Requirements

To reduce credit risk related to the use of derivatives financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Company’s credit evaluation of the customer. Collateral held varies, but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate. If the counterparty does not have the right and ability to redeem the collateral or the Company is permitted to sell or re-pledge the collateral on short notice, the Company records the collateral in its balance sheet at fair value with a corresponding obligation to return it.

NOTE 14—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. The Company’s contributions are based upon the discretion of the board of directors. Total expense for the years ended December 31, 2014 and 2013 was $425,000 and $475,000, respectively.

On May 1, 2006, the Company entered into salary continuation agreements with five key employees. Under these agreements, the key employees will receive $60,000 per year beginning on their retirement age, defined as age 65, and continuing for 15 years.

During 2011, the Company entered into salary continuation agreements with two additional key employees. Under these agreements, the key employees will receive amounts ranging between $36,000 and $60,000 annually, depending on their age at retirement, commencing upon retirement and continuing for 15 years.

As of December 31, 2014 and 2013, respectively, the Company had accrued $1,840,000 and $1,643,000 in conjunction with these salary continuation agreements. The payouts under these agreements for the years ending December 31, 2014 and 2013 was $26,250 and $0, respectively.

NOTE 15—EQUITY INCENTIVE PLAN

Under the Company’s 2012 Equity Incentive Compensation Plan (the “Plan”), the Company may grant options and issue restricted stock to its directors, officers and employees for shares of common stock. Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock has a cliff vesting period of five years from the date of issuance.

NOTE 15—EQUITY INCENTIVE PLAN (Continued)

On January 1, 2014, the Company granted 4,970 shares in restricted stock awards (after giving effect to a 10-for-1 stock split effected on April 4, 2014) to certain members of management at an exercise prices of $14.28 per share. The shares were awarded at no cost to the employee and have a cliff-vesting period of five years from date of issue. Compensation cost to be recognized over the five-year period, net of income tax is $57,000. As of December 31, 2014, none of the awards were vested, and none were forfeited. Unrecognized compensation expense, net of income tax, is $45,000.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2014	2013
Risk-free interest rates	1.38-2.17%	1.38-2.25%
Dividend yields	—	—
Expected volatility	35.00%	35.00%
Weighted-average expected life of the options	7.00 years	7.00 years

The expected volatility is based on historical volatility. The risk free rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history of not declaring dividends on its common stock.

The status of the Company’s stock option plan and changes in that plan as of for the years ended December 31 are as follows:

	December 31, 2014			December 31, 2013
Options	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	405,100	$11.02		364,010	$10.59
Granted	26,631	14.46		51,090	13.28
Exercised	(84,790)	9.58		(10,000)	6.90
Forfeited/expired	(10,890)	13.79		—	—

Outstanding, end of period	336,051	$11.57	$561,617	405,100	$11.02	$484,488

Options exercisable at period-end	206,600	$10.79	$505,352	220,180	$9.88	$515,001
Weighted-average fair value of options granted during the period(2)		$3.52			$3.43

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014 and 2013. This amount changes based on changes in the market value of the Company’s stock.
(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

NOTE 15—EQUITY INCENTIVE PLAN (Continued)

Information pertaining to options outstanding at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.90-10.08	87,490	1.51 Years	$9.24	87,490	$9.24
11.63-12.45	181,730	4.58 Years	11.92	106,930	11.81
13.02-15.19	66,831	8.90 Years	13.67	12,180	13.02

Outstanding at end of year	336,051	4.64 Years	$11.57	206,600	$10.79

Information pertaining to options outstanding at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.90-10.08	141,120	2.27 Years	$8.87	141,120	$8.87
11.63-12.45	212,890	5.52 Years	11.91	79,060	11.69
13.02-15.19	51,090	9.31 Years	13.27	—	—

Outstanding at end of year	405,100	4.87 Years	$11.02	220,180	$9.88

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options, December 31, 2013	184,920	$2.16
Granted	26,631	3.52
Vested	(62,100)	2.37
Forfeited/exercised	(20,000)	1.96

Nonvested options, December 31, 2014	129,451	2.37

Activity in restricted stock awards during 2014 were as follows:

	RSAs	Weighted Average Grant Price
Outstanding at beginning of year	38,290	$12.48
Granted	4,970	14.28
Vested	(9,180)	12.00
Forfeited or expired	(-)	-

Outstanding at end of year	34,080	$12.88

Activity in the restricted stock awards during 2013 were as follows:

	RSAs	Weighted Average Grant Price
Outstanding at beginning of year	20,160	$12.00
Granted	18,130	13.02
Vested	(-)	-
Forfeited or expired	(-)	-

Outstanding at end of year	38,290	$12.48

For the years ended December 31, 2014 and 2013, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $193,000 and $311,000 and the recognized tax benefit related to this expense was $39,000 and $63,000.

As of December 31, 2014, unrecognized share-based compensation expense related to nonvested options amounted to $322,000 and is expected to be recognized over a weighted average period of 1.95 years.

NOTE 16—REGULATORY MATTERS

The Company (on a consolidated basis) and Bank are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2014:
Total Capital (to risk weighted assets)
Consolidated	$115,471	17.16%	$53,819	8.00%	Not applicable
Bank	112,725	16.77	53,778	8.00	$67,223	10.00%
Tier 1 Capital (to risk weighted assets)
Consolidated	107,029	15.91	26,909	4.00	Not applicable
Bank	104,289	15.51	26,889	4.00	40,334	6.00
Tier 1 Capital (to average assets)
Consolidated	107,029	14.32	29,901	4.00	Not applicable
Bank	104,289	13.96	29,880	4.00	37,351	5.00

December 31, 2013:
Total Capital (to risk weighted assets)
Consolidated	$106,725	17.86%	$47,818	8.00%	Not applicable
Bank	104,194	17.44	47,800	8.00	$59,750	10.00%
Tier 1 Capital (to risk weighted assets)
Consolidated	99,212	16.60	23,909	4.00	Not applicable
Bank	96,683	16.18	23,900	4.00	35,850	6.00
Tier 1 Capital (to average assets)
Consolidated	99,212	13.14	30,211	4.00	Not applicable
Bank	96,683	12.81	30,190	4.00	37,738	5.00

NOTE 17—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates.

Activity consisted of the following:

	December 31,
	2014	2013
	(dollars in thousands)
Beginning balance	$1,481	$3,898
New loans	254	322
Repayments	(579)	(2,739)

Ending balance	$1,156	$1,481

Deposits from related parties held by the Bank at December 31, 2014 and 2013 amounted to $14,798,000 and $13,979,000, respectively.

NOTE 18—FAIR VALUE MEASUREMENTS

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is considered a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuation is based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

NOTE 18—FAIR VALUE MEASUREMENTS (Continued)

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

Cash and Cash Equivalents and Interest-Bearing Deposits in Banks

The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Securities Available for Sale

Where quoted prices are available in an active market, the Company classifies the securities within Level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes and credit spreads.

Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. government and agency securities, corporate bonds and other securities. Mortgage-backed securities that are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in Level 3.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans Held for Sale

The carrying value of loans held for sale generally approximates fair value based on the short-term nature of the assets. If management identifies a loan held for sale that will ultimately sell at a value less than its carrying value, it is recorded at the estimated value.

Loan Servicing Rights

Fair value is based on market prices for comparable loan servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Other Real Estate Owned

Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to other real estate owned. Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. Due to the significance of the unobservable inputs, all other real estate owned are classified as Level 3.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowings

The carrying amounts of federal funds purchased, other borrowings and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Advances from FHLB

Current market rates for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Fair values are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Subordinated Debentures

The carrying amounts approximate fair value.

Accrued Interest

The carrying amounts approximate fair value.

Commitments to Extend Credit and Standby Letters of Credit

As of December 31, 2014 and 2013, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2014
Securities available for sale
U.S. government and agency securities	$—	$2,005	$—	$2,005
Municipal securities	—	41,849	—	41,849
Mortgage-backed securities	—	37,428	—	37,428

Total assets at fair value	$—	$81,282	$—	$81,282

December 31, 2013
Securities available for sale
U.S. government and agency securities	$—	$2,017	$—	$2,017
Municipal securities	—	33,735	—	33,735
Mortgage-backed securities	—	37,255	—	37,255

Total assets at fair value	$—	$73,007	$—	$73,007

NOTE 18—FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
December 31, 2014
Impaired loans	$—	$—	$21,950	$2,894
Other real estate owned	—	—	7,137	1,190

Total assets at fair value	$—	$—	$29,087	$4,084

December 31, 2013
Impaired loans	$—	$—	$49,189	$3,096
Other real estate owned	—	—	16,083	2,373

Total assets at fair value	$—	$—	$65,272	$5,469

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2014
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	3%-28%(9%)

December 31, 2013
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-10%(8%)

*	Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral, and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

Impaired Loans

In accordance with the provisions of the loan impairment guidance, impairment was measured for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

Impairment amounts on impaired loans represent specific valuation allowance and write-downs during the period presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged-off.

Other Real Estate Owned

Foreclosed assets are recorded at fair value based on property appraisals, less estimated selling costs, at the date of the transfer with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or fair value, less estimated selling costs with changes in fair value or any impairment amount recorded in the other non-interest expense. Values are estimated using Level 3 inputs based on customized discounting criteria. The carrying value of foreclosed assets is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$10,480	$10,480	$71,780	$71,780	1
FHLB Stock	1,252	1,252	1,252	1,252	2
Securities available for sale	81,282	81,282	73,007	73,007	2
Loans, net of allowance for loan losses	637,519	647,973	558,643	567,401	3
Loans held for sale	4,114	4,114	7,352	7,352	3
Accrued interest receivable	2,219	2,219	2,079	2,079	2
Loan servicing rights	7,746	10,043	7,529	9,438	3

Financial liabilities:
Deposits
Time	383,639	388,141	432,704	439,591	3
Other deposits	221,830	221,830	183,604	183,604	1
Other borrowings	23,857	23,857	14,169	14,169	3
Advances from FHLB	28,000	28,510	22,000	22,335	3
Subordinated debentures	12,372	12,372	12,372	12,372	3
Accrued interest payable	1,284	1,284	1,278	1,278	2

NOTE 19—EARNINGS PER SHARE

Earnings per common share (“EPS”) has been computed based on the following:

	Years Ended December 31,
	2014	2013
	(in thousands)
Net Income from continuing operations (for EPS purposes)	$8,210	$7,013
Less: preferred stock dividends	470	441

Income available to common shareholders for basic EPS	$7,740	$6,572

Average number of common shares issued	5,247	5,207
Less: weighted average treasury shares	376	289
Less: weighted average nonvested equity incentive plan shares	402	399

Weighted average number of common shares outstanding	4,469	4,519
Effect of dilutive options	112	3

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	4,581	4,522

NOTE 20—DIVIDEND AND CAPITAL RESTRICTIONS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Cash dividends paid to the Company by the Bank were $1,200,000 for the years ended December 31, 2014 and December 31, 2013.

NOTE 21—SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2014, but prior to issuance that provided additional evidence about conditions that existed at December 31, 2014, have been recognized in the financial statements for the year ended December 31, 2014. Events or transactions that provided evidence about conditions that did not exist at December 31, 2014, but arose before the consolidated financial statements were issued have not been recognized in the consolidated financial statements for the year ended December 31, 2014.

On January 22, 2015, we closed our initial public offering (“IPO”), in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million. Of the 1,375,000 shares sold, 1,210,750 shares were sold by the Company (including 177,000 shares subject to the underwriters’ over-allotment option, which was exercised in full on January 16, 2015) and 146,250 shares were sold by certain selling shareholders. The Company did not receive any proceeds from the sale of shares by the selling shareholders. The net proceeds from our IPO were approximately $17 million (including the exercise of the underwriters’ over-allotment option) after deducting underwriting discounts and commissions of approximately $1.2 million and other offering expenses of approximately $825 thousand for total expenses of approximately $2.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting: There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

REPORT BY COUNTY BANCORP, INC.’S MANAGEMENT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Section 13a-15(f) of the Securities Exchange Act of 1934. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management maintains a comprehensive system of internal controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2014, the Company maintained effective internal control over financial reporting based on those criteria. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act as we availed ourselves of the exemptions available to us under the JOBS Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 annual meeting of shareholders to be held on May 19, 2015 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 9, 2015.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the code of business conduct and ethics on our website at www.investorscommunitybank.com.

Our code of business conduct and ethics is available in print for any shareholder who requests it by writing to Mr. Mark A. Miller, Secretary, County Bancorp, Inc., 860 North Rapid Road, Manitowoc, Wisconsin 54221. We are not including the information available on or through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for Annual Meeting of the Shareholders to be held on May 19, 2015 under the captions “Executive Compensation,” “Summary Compensation,” “Outstanding Equity Awards” at Fiscal Year End 2014, “Employment Agreements,” “Retirement Benefits”, and “Equity and Equity-Based Incentive Plans” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for Annual Meeting of the Shareholders to be held on May 19, 2015 under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	336,051	$11.57	231,049

Total	336,051	$11.57	231,049

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for Annual Meeting of the Shareholders to be held on May 19, 2015 under the captions “Corporate Governance Matters” and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for Annual Meeting of the Shareholders to be held on May 19, 2015 under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements listed on the Index included under “Item 8. Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.

Reference is made to the Exhibit Index following the signatures for exhibits filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Manitowoc, State of Wisconsin on March 30, 2015.

COUNTY BANCORP, INC.

By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and the dates indicated.

Name	Title	Date

/s/ Timothy J. Schneider Timothy J. Schneider	President (Principal Executive Officer)	March 30, 2015

/s/ Gary R. Abramowicz Gary R. Abramowicz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2015

Directors:	William C. Censky, Mark R. Binversie, Wayne D. Mueller, Carmen L. Chizek, Edson P. Foster, Andrew J. Steimle, Kenneth R. Zacharias, Lynn D. Davis and Gary Ziegelbauer.

By:	/s/ Timothy J. Schneider	March 30, 2015
Timothy J. Schneider
Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Articles of Incorporation of County Bancorp, Inc.

3.2*	Amended and Restated Bylaws of County Bancorp, Inc.

4.1*	Instruments Definition the Rights of Security Holders, Including Indentures.

County Bancorp, Inc., by signing this registration statement, agrees to furnish the SEC, upon its request, a copy of any instrument that defines the rights of holders of long-term debt of County Bancorp, Inc. and its consolidated and unconsolidated subsidiaries for which consolidated or unconsolidated financial statements are required to be filed and that authorizes total amount of securities not in excess of 10% of the total assets of County Bancorp, Inc. on a consolidated basis.

4.2*	Form of Common Stock Certificate of County Bancorp, Inc.

4.3*	Small Business Lending Fund—Securities Purchase Agreement dated August 23, 2011 between the Secretary of the Treasury and County Bancorp, Inc.

10.1+*	Amended and Restated Employment Agreement between Investors Community Bank and William C. Censky

10.2+*	Amended and Restated Employment Agreement between Investors Community Bank and Timothy J. Schneider

10.3+*	Amended and Restated Employment Agreement between Investors Community Bank and Mark R. Binversie

10.4+*	Amended and Restated Employment Agreement between Investors Community Bank and Gary R. Abramowicz

10.5+*	Transition Plan of Wayne Mueller

10.6+*	Form of Investors Community Bank Salary Continuation Agreement

10.7+*	Investors Community Bank Management Employees’ Elective Deferred Compensation Plan, as amended

10.8+*	County Bancorp, Inc. 2012 Equity Incentive Compensation Plan, as amended

10.9+*	Form of 2012 County Bancorp, Inc. 2012 Equity Incentive Compensation Plan Award Agreement

10.10+*	Investors Community Bank 2006 Equity Compensation Plan

10.11+*	Form of Investors Community Bancorp, Inc. 2006 Equity Compensation Plan Award Agreement

10.12+*	County Bancorp, Inc. Management Incentive Plan

10.13+*	Form of County Bancorp, Inc. Management Incentive Plan Stock Option Agreement

21.1*	Subsidiaries

24.1	Power of Attorney

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the President pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

*	Incorporated by reference from County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014.
+	Indicates a management contract or compensation plan or arrangement.