Form 10-Q
period 2015-03-31
County Bancorp, Inc.
filed 2015-05-14
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 001-36808

COUNTY BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1850431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 North Rapids Road Manitowoc, WI	54221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 686-9998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2015, the registrant had 5,733,919 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31, 2015	December 31, 2014
	(dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$29,743	$10,480
Securities available-for-sale, at fair value	81,165	81,282
FHLB Stock, at cost	1,470	1,252
Loans held for sale	9,376	4,114
Loans, net of allowance for loan losses of $10,269 in 2015; $10,603 in 2014	624,798	637,519
Premises and equipment, net	4,484	4,596
Loan servicing rights	7,807	7,746
Other real estate owned, net	5,128	7,137
Cash surrender value of bank owned life insurance	10,934	10,863
Deferred tax asset, net	1,938	2,321
Accrued interest receivable and other assets	4,566	4,446
Total assets	$781,409	$771,756

LIABILITIES
Deposits:
Noninterest-bearing	$66,779	$81,534
Interest-bearing	541,662	523,935
Total deposits	608,441	605,469
Other borrowings	5,646	23,857
Advances from FHLB	33,000	28,000
Subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	7,406	7,015
Total liabilities	666,865	676,713

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized and issued, $15,000 redemption amount	$15,000	$15,000

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating,$1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 6,143,689 shares issued and 5,733,919 shares outstanding at March 31, 2015 and 4,908,560 shares issued and 4,498,790 shares outstanding at December 31, 2014	18	5
Surplus	33,988	16,970
Retained earnings	61,433	59,254
Treasury stock, at cost, 409,770 shares at March 31, 2015 and December 31, 2014	(4,572)	(4,572)
Accumulated other comprehensive income	677	386
Total shareholders' equity	99,544	80,043
Total liabilities and shareholders' equity	$781,409	$771,756

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2015 and 2014

(Unaudited)

	March 31, 2015	March 31, 2014
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,628	$7,082
Taxable securities	229	228
Tax-exempt securities	106	126
Federal funds sold and other	18	26
Total interest and dividend income	7,981	7,462

INTEREST EXPENSE
Deposits	1,478	1,558
Federal funds purchased and other borrowed funds	218	320
Subordinated debentures	120	120
Total interest expense	1,816	1,998
Net interest income	6,165	5,464
Provision for (recovery of) loan losses	(602)	—
Net interest income after provision for loan losses	6,767	5,464
Non-interest income:
Services charges	220	95
Gain on sale of loans, net	93	88
Loan servicing fees	1,253	1,299
Other	309	328
Total non-interest income	1,875	1,810
Non-interest expense:
Employee compensation and benefits	2,720	2,581
Occupancy	81	80
Write-down of other real estate owned	182	685
Other	1,635	1,235
Total non-interest expense	4,618	4,581
Income before income taxes	4,024	2,693
Income tax expense	1,498	1,003
NET INCOME	$2,526	$1,690

NET INCOME PER SHARE:
Basic	$0.44	$0.35
Diluted	$0.43	$0.34

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended March 31, 2015 and 2014

(Unaudited)

	March 31, 2015	March 31, 2014
	(dollars in thousands)
Net income	$2,526	$1,690
Other comprehensive income:
Unrealized gains on securities available for sale	479	323
Income tax expense	(188)	(127)
Total other comprehensive income	291	196
Comprehensive income	$2,817	$1,886

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2015 and 2014

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2013	$8,000	$5	$16,004	$(3,683)	$51,514	$(31)	$71,809
Net income	—	—	—	—	1,690	—	1,690
Other comprehensive income	—	—	—	—	—	196	196
Stock compensation expense, net of tax	—	—	(4)	—	—	—	(4)
Purchase of treasury stock (10,000 shares)	—	—	—	(125)	—	—	(125)
Cash dividends declared on preferred stock	—	—	—	—	(80)	—	(80)
Cash dividends declared on SBLF preferred stock	—	—	—	—	(38)	—	(38)
Proceeds from sale of common stock	—	—	—	—	—	—	—
Balance at March 31, 2014	$8,000	$5	$16,000	$(3,808)	$53,086	$165	$73,448

Balance at December 31, 2014	$8,000	$5	$16,970	$(4,572)	$59,254	$386	$80,043
Net income	—	—	—	—	2,526	—	2,526
Other comprehensive income	—	—	—	—	—	291	291
Stock compensation expense, net of tax	—	—	53	—	—	—	53
Cash dividends declared on common stock	—	—	—	—	(229)	—	(229)
Cash dividends declared on preferred stock	—	—	—	—	(80)	—	(80)
Cash dividends declared on SBLF preferred stock	—	—	—	—	(38)	—	(38)
Proceeds from sale of common stock (1,220,750 shares)	—	13	16,965	—	—	—	16,978
Balance at March 31, 2015	$8,000	$18	$33,988	$(4,572)	$61,433	$677	$99,544

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2015 and 2014

(Unaudited)

	March 31, 2015	March 31, 2014
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,526	$1,690
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	151	147
Provision for (recovery of) loan losses	(602)	—
Realized loss on sales of other real estate owned	373	—
Write-down of other real estate owned	182	685
Realized loss on sales of premises and equipment	4	—
Increase in cash surrender value of bank owned life insurance	(71)	(67)
Deferred income tax expense	194	—
Stock compensation expense, net	53	(4)
Net amortization of securities	147	111
Net change in:
Accrued interest receivable and other assets	(120)	314
Loans held for sale	(5,262)	(374)
Loan servicing rights	(61)	(138)
Accrued interest payable and other liabilities	391	(313)
Net cash provided by (used in) operating activities	(2,095)	2,051
Cash flows from investing activities
Proceeds from maturities and call of securities available for sale	2,011	2,661
Purchases of securities available for sale	(1,561)	(2,740)
Purchases of FHLB stock	(218)	—
Loan originations and principal collections, net	13,323	4,110
Proceeds from sales of premises and equipment	11	15
Purchases of premises and equipment	(54)	(209)
Capitalized additions to other real estate owned	(39)	-
Proceeds from sales of other real estate owned	1,493	1,255
Net cash provided by investing activities	14,966	5,092
Cash flows from financing activities
Net increase in demand and savings deposits	(6,726)	(3,335)
Net (increase) decrease in certificates of deposits	9,698	(12,905)
Net change in other borrowings	(18,211)	(525)
Proceeds from FHLB Advances	5,000	—
Repayment of FHLB Advances	—	(5,000)
Payments to acquire treasury stock	—	(125)
Proceeds from issuance of common stock	16,978	—
Dividends paid on common stock	(229)	—
Dividends paid on preferred stock	(80)	(80)
Dividends paid on SBLF preferred stock	(38)	(38)
Net cash provided by (used in) financing activities	6,392	(22,008)
Net change in cash and cash equivalents	19,263	(14,865)
Cash and cash equivalents, beginning of period	10,480	71,780
Cash and cash equivalents, end of period	$29,743	$56,915

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,853	$1,917
Income taxes	220	1,000
Noncash investing activities:
Transfer from loans to other real estate owned	$—	$—
Loans charged off	149	3

See accompanying notes to consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (the “Company”) and its subsidiaries have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentiation of the financial position, results of operations, and cash flows for the interim period.  The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of the results to be expected for the entire fiscal year.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to take advantage of the benefits of this extended transition period.

NOTE 2 – EARNINGS PER SHARE

Earnings per common share ("EPS") is computed using the two-class method.  Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the dilutive effect of share-based compensation using the treasury stock method.

	For the three months ended
	March 31,
	2015	2014*
Net income from continuing operations (for EPS purposes)	$2,526	$1,690
Less: preferred stock dividends	118	118
Income available to common shareholders for basic EPS	$2,408	$1,572

Average number of common shares issued	6,193	5,249
Less: weighted average treasury shares	410	355
Less: weighted average nonvested equity incentive plan shares	348	425
Weighted average number of common shares outstanding	5,435	4,469
Effect of dilutive options	120	93
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	5,555	4,562

*	10-for-1 Stock split adjusted

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale as of March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015
U.S. government and agency securities	$2,005	$6	$-	$2,011
Municipal securities	42,851	362	(22)	43,191
Mortgage-backed securities	35,193	791	(21)	35,963
	$80,049	$1,159	$(43)	$81,165
December 31, 2014
U.S. government and agency securities	$2,006	$1	$(2)	$2,005
Municipal securities	41,751	237	(139)	41,849
Mortgage-backed securities	36,889	636	(97)	37,428
	$80,646	$874	$(238)	$81,282

The amortized cost and fair value of securities at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
March 31, 2015
Due in one year or less	$3,749	$3,761
Due from one to five years	40,736	41,071
Due from five to ten years	371	370
Due after ten years	—	—
Mortgage-backed securities	35,193	35,963
	$80,049	$81,165
December 31, 2014
Due in one year or less	$2,007	$2,011
Due from one to five years	41,750	41,843
Due from five to ten years	—	—
Due after ten years	—	—
Mortgage-backed securities	36,889	37,428
	$80,646	$81,282

There were no sales for realized gains or losses for the three months ended March 31, 2015 and 2014, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	5,122	(21)	453	(1)	5,575	(22)
Mortgage-backed securities	1,567	(5)	2,366	(16)	3,933	(21)
	$6,689	$(26)	$2,819	$(17)	$9,508	$(43)
December 31, 2014
U.S. government and agency securities	$997	$(2)	$—	$—	$997	$(2)
Municipal securities	16,724	(100)	3,736	(39)	20,460	(139)
Mortgage-backed securities	6,698	(33)	5,651	(64)	12,349	(97)
	$24,419	$(135)	$9,387	$(103)	$33,806	$(238)

The unrealized loss on the investments at March 31, 2015 and December 31, 2014 is due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

NOTE 4 – LOANS

The components of loans were as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
Agricultural loans	$408,217	$415,164
Commercial real estate loans	137,227	137,517
Commercial loans	49,416	53,745
Residential real estate loans	39,895	40,885
Installment and consumer other	312	811
Total gross loans	635,067	648,122
Allowance for loan losses	(10,269)	(10,603)
Loans, net	$624,798	$637,519

Changes in the allowance for loan losses by segment at March 31, 2015 and 2014 were as follows (dollars in thousands) :

	March 31,	March 31,
	2015	2014
Balance, beginning of year	$10,603	$10,495
Recovery for loan losses	(602)	-
Loans charged off	(149)	(3)
Recoveries	417	32
Balance, end of period	$10,269	$10,524

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014 (dollars in thousands) :

	March 31, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Agricultural loans	$198	$3,494	$3,692
Commercial real estate loans	338	2,548	2,886
Commercial loans	1,746	575	2,321
Residential real estate loans	227	1,140	1,367
Installment and consumer other	-	3	3
Total ending allowance for loan losses	2,509	7,760	10,269
Loans:
Agricultural loans	10,270	397,947	408,217
Commercial real estate loans	4,043	133,184	137,227
Commercial loans	8,834	40,582	49,416
Residential real estate loans	1,781	38,114	39,895
Installment and consumer other	—	312	312
Total loans	24,928	610,139	635,067
Net loans	$22,419	$602,379	$624,798

	December 31, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Agricultural loans	$242	$3,214	$3,456
Commercial real estate loans	519	2,807	3,326
Commercial loans	1,848	572	2,420
Residential real estate loans	285	1,107	1,392
Installment and consumer other	—	9	9
Total ending allowance for loan losses	2,894	7,709	10,603
Loans:
Agricultural loans	10,897	404,267	415,164
Commercial real estate loans	3,041	134,476	137,517
Commercial loans	8,910	44,835	53,745
Residential real estate loans	1,996	38,889	40,885
Installment and consumer other	—	811	811
Total loans	24,844	623,278	648,122
Net loans	$21,950	$615,569	$637,519

The following table presents the aging of the recorded investment in past due loans at March 31, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
March 31, 2015
Agricultural loans	$2,743	$-	$392	$3,135	$405,082	$408,217
Commercial real estate loans	-	-	2,418	2,418	134,809	137,227
Commercial loans	132	-	3,140	3,272	46,144	49,416
Residential real estate loans	50	-	352	402	39,493	39,895
Installment and consumer other	-	-	-	-	312	312
Total	$2,925	$-	$6,302	$9,227	$625,840	$635,067

December 31, 2014
Agricultural loans	$355	$9	$238	$602	$414,562	$415,164
Commercial real estate loans	-	-	2,592	2,592	134,925	137,517
Commercial loans	-	42	3,366	3,408	50,337	53,745
Residential real estate loans	6	-	534	540	40,345	40,885
Installment and consumer other	-	-	-	-	811	811
Total	$361	$51	$6,730	$7,142	$640,980	$648,122

The following table lists information on nonaccrual, restructured, and certain past due loans:

	March 31,	December 31,
	2015	2014
Nonaccrual loans, 90 days or more past due	$6,302	$6,730
Nonaccrual loans 30-89 days past due	132	200
Nonaccrual loans, less than 30 days past due	6,400	4,625
Restructured loans not on nonaccrual status	826	846
90 days or more past due and still accruing	-	-

The following table presents the recorded investment in nonaccrual and loans past due over 90 days at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Agricultural loans	$1,058	$1,293
Commercial real estate loans	5,992	5,163
Commercial loans	4,278	3,409
Residential real estate loans	1,506	1,690
Total	$12,834	$11,555

Troubled Debt Restructurings

The Company has allocated approximately $326,000 and $538,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2015 and December 31, 2014, respectively.  The Company has no additional lending commitments at March 31, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan;  At March 31, 2015, there were $4,509,000 TDR loans, of which $3,683,000 were classified as nonaccrual and $826,000 were classified as restructured and accruing.  There were no unfunded commitments on these loans.  At December 31, 2014, there were $4,573,000 TDR loans, of which $3,727,000 were classified as nonaccrual and $846,000 were classified as restructured and accruing, and there were no unfunded commitments on these loans.

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

Low Satisfactory.  Credits classified as low satisfactory show fair probability of ongoing ability to meet and/or exceed obligations.  Low satisfactory credits may be newer to the bank or have less of an established track record of financial performance, inconsistent earnings, or may be going through an expansion.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	As of March 31, 2015
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
Agricultural loans	$347,736	$43,108	$7,103	$10,270	$408,217
Commercial real estate loans	117,270	9,655	6,259	4,043	137,227
Commercial loans	35,761	3,752	1,069	8,834	49,416
Residential real estate loans	30,126	4,540	3,448	1,781	39,895
Installment and consumer other	312	—	—	—	312
Total	$531,205	$61,055	$17,879	$24,928	$635,067

	As of December 31, 2014
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
Agricultural loans	$342,598	$59,078	$2,591	$10,897	$415,164
Commercial real estate loans	104,609	23,540	6,327	3,041	137,517
Commercial loans	36,205	7,568	1,062	8,910	53,745
Residential real estate loans	29,738	6,288	2,863	1,996	40,885
Installment and consumer other	811	—	—	—	811
Total	$513,961	$96,474	$12,843	$24,844	$648,122

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $437.1 million and $429.3 million at March 31, 2015 and December 31, 2014, respectively.  The fair value of these rights were approximately $11.3 million and $10.0 million, respectively.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	March 31,	December 31,
	2015	2014
Loan servicing rights:
Balance, beginning of period	$7,746	$7,529
Additions	778	3,414
Disposals	(232)	(1,243)
Amortization	(485)	(1,954)
Balance, end of period	$7,807	$7,746

NOTE 6 – DEPOSITS

Deposits are summarized as follows at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014
Demand deposits	$66,779	$81,534
Savings	148,325	140,296
Certificates of deposit	393,337	383,639
Total deposits	$608,441	$605,469

At March 31, 2015 and December 31, 2014, brokered deposits amounted to $145.1 million and $125.4 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 7 – EQUITY INCENTIVE PLAN

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

The status of the Company’s Plan and changes in the Plan as of March 31, 2015 are as follows (aggregate intrinsic value in thousands):

	March 31, 2015
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding, beginning of year	336,051	$11.57
Granted	69,167	19.28
Exercised	(10,000)	6.90
Forfeited/expired	—	—
Outstanding, end of period	395,218	$12.89	$2,684
Options exercisable at period-end	220,400	$11.23	$1,863
Weighted-average fair value of options granted during the period (2)		$5.05

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2015 and December 31, 2014. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) as of March 31, 2015 are as follows:

	March 31, 2015
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	34,080	$12.88
Granted	14,379	19.71
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	48,459	$14.90

For the three months ended March 31, 2015 and 2014, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $53,000 and $(4,000), respectively.

As of March 31, 2015, unrecognized share-based compensation expense related to nonvested options amounted to $818,000 and is expected to be recognized over a weighted average period of 2.49 years.

NOTE 8 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015 and December 31, 2014, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2015, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015:
Total Capital (to risk weighted assets):
Consolidated	$135,057	19.15%	$56,429	8.00%	Not applicable
Bank	115,511	16.38%	56,416	8.00%	$70,520	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	126,240	17.90%	42,322	6.00%	Not applicable
Bank	106,673	15.13%	42,312	6.00%	56,416	8.00%
Tier 1 Capital (to average assets):
Consolidated	126,240	16.14%	31,286	4.00%	Not applicable
Bank	106,673	13.65%	31,265	4.00%	39,081	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	90,868	12.88%	31,741	4.50%	Not applicable
Bank	106,673	15.13%	31,734	4.50%	45,838	6.50%

December 31, 2014:
Total Capital (to risk weighted assets):
Consolidated	$115,471	17.16%	$53,819	8.00%	Not applicable
Bank	112,725	16.77%	53,778	8.00%	$67,223	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	107,029	15.91%	26,909	4.00%	Not applicable
Bank	104,289	15.51%	26,889	4.00%	40,334	6.00%
Tier 1 Capital (to average assets):
Consolidated	107,029	14.32%	29,901	4.00%	Not applicable
Bank	104,289	13.96%	29,880	4.00%	37,351	5.00%

The Basel III Capital Rules, which became effective January 1, 2015, revised th prompt corrective action requirements by: (i) introducing a Common Equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk based capital requirement for any prompt corrective action category.

NOTE 9 – FAIR VALUE MEASUREMENTS

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, and both able and willing to transact.

ASC 820-10 requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820-10 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Other Borrowings

The carrying amounts of federal funds purchased, other borrowings, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

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

Commitments to Extend Credit and Standby Letters of Credit

As of March 31, 2015 and December 31, 2014, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2015
Securities available for sale:
U.S. government and agency securities	$—	$2,011	$—	$2,011
Municipal securities	—	43,191	—	43,191
Mortgage-backed securities	—	35,963	—	35,963
Total assets at fair value	$—	$81,165	$—	$81,165
December 31, 2014
Securities available for sale:
U.S. government and agency securities	$—	$2,005	$—	$2,005
Municipal securities	—	41,849	—	41,849
Mortgage-backed securities	—	37,428	—	37,428
Total assets at fair value	$—	$81,282	$—	$81,282

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
March 31, 2015
Impaired loans	$—	$—	$22,419	$2,509
Other real estate owned	—	—	5,128	182
Total assets at fair value	$—	$—	$27,547	$2,691
December 31, 2014
Impaired loans	$—	$—	$21,950	$2,894
Other real estate owned	—	—	7,137	1,190
Total assets at fair value	$—	$—	$29,087	$4,084

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

March 31, 2015
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	3%-28% (10%)

December 31, 2014
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	3%-28% (9%)

*

Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment, and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral, and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
Financial assets:
Cash and cash equivalents	$29,743	$29,743	$10,480	$10,480	1
FHLB Stock	1,470	1,470	1,252	1,252	2
Securities available for sale	81,165	81,165	81,282	81,282	2
Loans, net of allowance for loan losses	624,798	635,448	637,519	647,973	3
Loans held for sale	9,376	9,376	4,114	4,114	3
Accrued interest receivable	2,386	2,386	2,219	2,219	2
Loan servicing rights	7,807	11,331	7,746	10,043	3
Financial liabilities:
Deposits:
Time	393,337	398,238	383,639	388,141	3
Other deposits	215,104	215,104	221,830	221,830	1
Other borrowings	5,646	5,646	23,857	23,857	3
Advances from FHLB	33,000	33,580	28,000	28,510	3
Subordinated debentures	12,372	12,372	12,372	12,372	3
Accrued interest payable	1,246	1,246	1,284	1,284	2

NOTE 10 – OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows (dollars in thousands):

	March 31, 2015	March 31, 2014
Balance, beginning of year	$7,137	$16,083
Assets foreclosed	—	—
Write-down of other real estate owned	(182)	(685)
Net loss on sales of other real estate owned	(373)	—
Capitalized additions to other real estate owned	39	—
Proceeds from sale of other real estate owned	(1,493)	(1,255)
Balance, end of period	$5,128	$14,143

Expenses applicable to other real estate owned include the following (dollars in thousands):

	March 31, 2015	March 31, 2014
Net loss (gain) on sales of other real estate owned	$373	$-
Write-down of other real estate owned	182	685
Operating expenses, net of rental income	(31)	50
	$524	$735

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections titled “Forward-Looking Statements” and “Risk Factors” and other sections of the Company’s December 31, 2014 Annual Report on Form 10-K.  Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Investors Community Bank (the “Bank”) headquartered in Manitowoc, WI, and providing a wide range of banking and related business activities through the Bank and our other subsidiaries.

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

On January 22, 2015, we closed our initial public offering (“IPO”), in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million.  Of the 1,375,000 shares sold, 1,210,750 shares were sold by the Company and 146,250 shares were sold by certain selling shareholders.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.  The offer and sale of all shares of the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-1 (File No. 333-200081), which was declared effective by the SEC on January 13, 2015.

The net proceeds from our IPO were  $16.9 million after deducting underwriting discounts and commissions of  $1.2 million and other offering expenses of  $921 thousand for total expenses of  $2.1 million.

Operational Highlights

•	Total assets were $781.4 million at March 31, 2015 compared to $771.8 million at December 31, 2014; an increase of 1.3%.
•	Net income was up $0.8 million from $1.7 million for the quarter ended March 31, 2014, to $2.5 million for the quarter ended March 31, 2015.
•	Other real estate owned decreased $2.0 million, or 28.1%, from December 31, 2014 to March 31, 2015.
•	On February 17, 2015, declared our first quarterly dividend of $.04 per common share which was paid on March 13, 2015.
•	A negative provision for loan losses of $602 thousand was recorded for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014.
•	The allowance for loan losses as a percentage of gross loans was 1.62% at March 31, 2015 compared to 1.64% at December 31, 2014.
•	Non-performing assets as a percentage of total assets was 2.30% at March 31, 2015 compared to 2.42% at December 31, 2014.

Selected Quarterly Financial Data

	Three months ended (unaudited)		Year ended
	March 31, 2015	March 31, 2014	December 31, 2014
Selected Income Statement Data:
(In thousands, except per share data)

Interest income	$7,981	$7,462	$30,897
Interest expense	1,816	1,998	7,537
Net interest income	6,165	5,464	23,360
Provision for (recovery of ) loan losses	(602)	—	589
Net interest income after provision for (recovery of) loan losses	6,767	5,464	22,771
Non-interest income	1,875	1,810	7,148
Non-interest expense	4,618	4,581	17,025
Income tax expense	1,498	1,003	4,684
Net income	$2,526	$1,690	$8,210

Per Common Share Data:
Basic	$0.44	$0.35	$1.73
Diluted	$0.43	$0.34	$1.69
Cash dividends per common share	$0.04	$—	$—
Weighted average common shares - basic	5,435,428	4,469,123	4,469,450
Weighted average common shares - diluted	5,555,521	4,561,678	4,580,917
Common shares outstanding, end of period *	5,733,919	4,463,790	4,498,790
* March 31, 2014 split-adjusted

Selected Balance Sheet Data (at period end):
Total assets	$781,409	$737,569	$771,756
Securities	81,165	73,298	81,282
Total loans	635,067	565,057	648,122
Allowance for loan losses	(10,269)	(10,524)	(10,603)
Total deposits	608,441	600,068	605,469
Other borrowings	38,646	30,644	51,857
Subordinated debentures	12,372	12,372	12,372
Total shareholders' equity	99,544	73,448	80,043

Performance Ratios:
Return on average assets	1.29%	0.91%	1.10%
Return on average common shareholders' equity (1)	11.09%	9.70%	11.37%
Net interest margin	3.33%	3.15%	3.29%
Interest rate spread	3.05%	2.91%	3.07%
Non-interest income to average assets	0.96%	0.98%	0.96%
Non-interest expense to average assets	2.36%	2.47%	2.28%
Net overhead ratio (3)	1.40%	1.49%	1.32%
Efficiency ratio (1)	50.53%	53.56%	50.99%

Asset Quality Ratios:
Nonperforming loans to total loans	2.02%	2.25%	1.78%
Allowance for loan losses to:
Gross loans	1.62%	1.86%	1.64%
Nonperforming loans	80.01%	82.72%	91.76%
Net charge-offs to average loans	(0.04)%	0.00%	0.08%
Nonperforming assets to total assets (2)	2.30%	3.64%	2.42%

Capital Ratios:
Shareholders' common equity to assets	11.72%	8.87%	9.33%
Tier 1 risk-based capital (Bank)	15.13%	16.71%	15.51%
Total risk-based capital (Bank)	16.38%	17.97%	16.77%
Leverage ratio (Bank)	13.65%	13.25%	13.96%

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

Non-GAAP Financial Measures:

“Efficiency ratio” is defined as non-interest expenses, excluding gains and losses, and write-down of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense allow investors to better asses our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three months ended		Year ended
	March 31, 2015	March 31, 2014	December 31, 2014
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$4,618	$4,581	$17,025
Less: net loss on sales and write-downs of OREO	(555)	(685)	(1,468)
Adjusted non-interest expense (non-GAAP)	$4,063	$3,896	$15,557

Net interest income	$6,165	$5,464	$23,360
Non-interest income	1,875	1,810	7,148
Operating revenue	$8,040	$7,274	$30,508
Efficiency ratio	50.53%	53.56%	50.99%

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

Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	9.19%	7.69%	9.02%
Effect of excluding average preferred shareholders' equity	1.89%	2.01%	2.35%
Return on average common shareholders' equity	11.08%	9.70%	11.37%

Results of Operations

Operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 12.8% to $6.2 million for the three months ended March 31, 2015 from March 31, 2014 while non-interest income increased 3.6% to $1.9 million over the same period.

Analysis of Net Interest Income

Net interest income is the largest component of our income, and is dependent on the amounts and yields on interest-earning assets as compared to the amounts of and rates paid on interest bearing liabilities.  The following table reflects the components of net interest income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended
	March 31, 2015			March 31, 2014
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
Assets
Investment securities	$80,682	$335	1.66%	$72,422	$354	1.96%
Loans (2)	645,089	7,628	4.73%	581,185	7,082	4.87%
Interest bearing deposits due from other banks	25,594	18	0.28%	49,395	26	0.21%
Total interest-earning assets	$751,365	$7,981	4.25%	$703,002	$7,462	4.25%

Allowance for loan losses	(10,571)			(10,573)
Other assets	42,872			49,868
Total assets	$783,666			$742,297

Liabilities
Savings, NOW, money market, interest checking	149,379	174	0.47%	121,845	145	0.48%
Time deposits	397,477	1,304	1.31%	427,192	1,413	1.32%
Total interest-bearing deposits	$546,856	$1,478	1.08%	$549,037	$1,558	1.14%
Other borrowings	12,900	95	2.95%	13,894	226	6.51%
FHLB advances	32,556	123	1.51%	21,222	94	1.77%
Junior subordinated debentures	12,372	120	3.88%	12,372	120	3.88%
Total interest-bearing liabilities	$604,684	$1,816	1.20%	$596,525	$1,998	1.34%

Non-interest bearing deposits	60,987			51,151
Other liabilities	8,030			6,789
Total liabilities	673,701			654,465

SBLF preferred stock (3)	15,000			15,000
Shareholders' equity	94,965			72,832
Total liabilities and equity	$783,666			$742,297

Net interest income		6,165			5,464
Interest rate spread (4)			3.05%			2.91%
Net interest margin (5)			3.33%			3.15%
Ratio of interest-earning assets to interest -bearing liabilities	1.24			1.18

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	The SBLF preferred stock refers to our Series C noncumulative perpetual preferred stock issued to the U.S. Treasury through the U.S. Treasury’s Small Business Lending Fund program.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume (dollars in thousands).

	Three months ended March 31, 2015 v. 2014
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
Interest Income:
Investment securities	$59	$(78)	$(19)
Loans	747	(201)	546
Federal funds sold and interest-bearing deposits with banks	(22)	14	(8)
Total interest income	784	(265)	519
Interest Expense:
Savings, NOW, money market and interest checking	32	(3)	29
Time deposits	(98)	(11)	(109)
Other borrowings	40	(11)	29
FHLB advances	(15)	(116)	(131)
Junior subordinated debentures	—	—	—
Total interest expense	(41)	(141)	(182)
Net interest income	$825	$(124)	$701

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses and continued improved asset quality trends, management recorded a provision for loan losses of ($602) thousand for the three months ended March 31, 2015 compared to a provision of $0 for the three months ended March 31, 2014.  During the first quarter of 2015, we experienced a reduction of loan impairments of 13.3% from $2.9 million at December 31, 2014 to $2.5 million at March 31, 2015.  In addition, we were able to recover $417 thousand in loans that had been previously written-off, partially off-set by $149 thousand of new charge-offs.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously outlined in our 2014 Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $10.3 million, or 1.62% of total loans, was appropriate as of March 31, 2015.  This is compared to $10.6 million, or 1.64% of total loans at December 31, 2014.

Non-Interest Income

Non-interest income for the three months ended March 31, 2015 increased by 3.6% from March 31, 2014 of $1.8 million to $1.9 million.  The increase was primarily the result of an increase in service charges offset by a decrease in loan servicing fees which was caused by a decrease in volume and activity of loan servicing rights income.  The following table reflects the components of non-interest income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended
	March 31, 2015	March 31, 2014
Service charges	$220	$95
Gain on sale of loans, net	93	88
Loan servicing fees	1,192	1,161
Loan servicing rights	61	138
Other	309	328
Total non-interest income	$1,875	$1,810

Non-Interest Expense

Non-interest expense remained relatively consistent for the three months ended March 31, 2015 with an increase of less than $0.1 million or 0.8% from the three months ended March 31, 2014.  The increase is primarily the result of higher performance based compensation offset by lower expenses associated with the write-down of our OREO properties.  The following table reflects the components of our non-interest expense for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended
	March 31, 2015	March 31, 2014
Employee compensation and benefits	$2,720	$2,581
Occupancy	81	80
Write-down of other real estate owned	182	685
Other	1,635	1,235
Total non-interest expense	$4,618	$4,581

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

Financial Condition

Total assets increased $9.7 million, or 1.3%, from $771.7 million at December 31, 2014 to $781.4 million at March 31, 2015.  An increase of cash and due from banks of $19.3 million during the quarter was offset by a decrease in loan of $13.1 million, limiting growth in total assets.

Total liabilities decreased $9.8 million or 1.5%, from $676.7 million at December 31, 2014 to $666.9 million at March 31, 2015.  This decrease is attributed to the repayment of a $15.0 million Federal Discount Window advance that was taken out at the end of 2014 to meet short-term cash needs partially offset by a $5.0 million advance from the Federal Home Loan Bank.

Shareholders’ equity increased $19.5 million or 24.4% to $99.5 million at March 31, 2015 from $80.0 million at December 31, 2014.  This increase was the result of first quarter income of $2.5 million and the approximately $17.0 million of net proceeds from our IPO that closed on January 22, 2015.

Net Loans

Total net loans decreased by $12.7 million, or 2.0%, from $637.5 million at December 31, 2014 to $624.8 million at March 31, 2015. The decrease in loans was due primarily to commercial and agriculture loan pay-downs which was partially offset by organic growth.

The following tables set forth the composition of our loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Agriculture loans	$408,217	64.3%	$415,164	64.1%
Commercial real estate loans	137,227	21.6%	137,517	21.2%
Commercial loans	49,416	7.8%	53,745	8.3%
Residential real estate loans	39,895	6.3%	40,885	6.3%
Installment and consumer other	312	0.0%	811	0.1%
Total gross loans	$635,067	100.0%	$648,122	100.0%
Allowance for loan losses	(10,269)		(10,603)
Loans, net	$624,798		$637,519

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

At March 31, 2015 and December 31, 2014, the allowance for loan losses was $10.3 million and $10.6 million, respectively which resulted in a ratio to total loans of 1.62% and 1.64%, respectively.  The decreased allowance was the result of reduced loan impairments and loan recoveries that took place during the three months ended March 31, 2015.

Charge-offs and recoveries by loan category for the three months ended March 31, 2015 and 2014 are as follows (dollars in thousands):

	Three months ended
	March 31, 2015	March 31, 2014
Balance, beginning of period	$10,603	$10,495
Loans charged off:
Agriculture loans	—	—
Commercial real estate loans	36	—
Commercial loans	113	3
Residential real estate loans	—	—
Installment and consumer other	—	—
Total loans charged off	$149	$3
Recoveries:
Agriculture loans	1	7
Commercial real estate loans	1	—
Commercial loans	415	25
Residential real estate loans	—	—
Installment and consumer other	—	—
Total recoveries	417	32
Net loans recovered	$(268)	$(29)
Provision for (recovery of) loan losses	(602)	—
Allowance for loan losses, end of period	$10,269	$10,524

Selected loan quality ratios:
Net charge-offs to average loans	(0.04)%	(0.0050)%
Allowance for loan losses to total loans	1.62%	1.86%
Allowance for loan losses to nonperforming assets and performing troubled debt restructurings	54.66%	34.72%

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

The loan servicing portfolio is shown below (dollars in thousands):

	March 31, 2015	December 31, 2014
Total loans	$635,067	$648,122
Less: nonqualified loan sales included below	(5,646)	(8,894)
Loans serviced:
Agricultural	422,064	413,933
Commercial	10,124	10,419
Commercial real estate	4,887	4,941
Total loans serviced	437,075	429,293
Total loans and loans serviced	$1,066,496	$1,068,521

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $81.2 million at March 31, 2015 from $81.3 million at December 31, 2014. The decrease in the portfolio was due to normal pay downs during the quarter ended March 31, 2015.

The following table sets forth the amortized cost and fair values of our securities portfolio at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Municipal securities	$42,851	$43,191	$41,751	$41,849
Mortgage-backed securities	35,193	35,963	36,889	37,428
U.S. Government and agency securities	2,005	2,011	2,006	2,005
Total available for sale	$80,049	$81,165	$80,646	$81,282

Deposits

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans. As of March 31, 2015 and December 31, 2014, the distribution by type of deposit accounts was as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Deposits	Amount	% of Deposits
Time deposits	$293,498	48.3%	$296,921	49.0%
Brokered deposits	145,108	23.8%	125,396	20.7%
Money market accounts	71,075	11.7%	69,742	11.5%
Demand, noninterest-bearing	66,779	11.0%	81,534	13.5%
NOW accounts and interest checking	26,920	4.4%	27,312	4.5%
Savings	5,061	0.8%	4,564	0.8%
Total deposits	$608,441	100.0%	$605,469	100.0%

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $(2.1) million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/ calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $15.0 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts,  FHLB and Federal Discount advances, and proceeds from our IPO was $6.4 million and $(22.0) million for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital of $106.7 million, or 13.65% of average total assets, which is above the required level of $39.1 million, or 5.0% of adjusted total assets, and total risk-based capital of $115.5 million, or 16.38% of risk-weighted assets, which is above the required level of $70.5 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and interest and payment of dividends to preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At March 31, 2015, there were $55.2 million of retained earnings available for the payment of dividends by the Bank to us.

Off-Balance Sheet Arrangement

As of March 31, 2015, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We and our subsidiaries may be involved from time-to-time in ordinary routine litigation incidental to our respective businesses.  Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors.

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to the risk factors since then.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

On March 6, 2015 the Company issued 5,000 common shares in connection with an option exercise granted under the Company’s Management Incentive Plan.  On March 17, 2015, the Compensation Committee approved the issuance of 14,379 shares of restricted stock at an exercise price of $19.71 per share under our 2012 Equity Incentive Compensation Plan.  The Company is in the process of completing the Form S-8 to register the shares issuable under our equity incentive plans, however, the shares were unregistered as of March 31, 2015.

The Company received $34,500 of proceeds from the option exercise described above.  Due to the immaterial amount, these proceeds were deposited into one of our cash accounts and used to fund Company operations. The Company believes the unregistered issuances were exempt from registration requirements pursuant to section 4(a)(2) of the Securities Act of 1933, as amended.  The recipients of the shares acknowledged the restriction to which the shares are subject and that they were acquiring the shares for investment purposes and not with a view towards their distribution.

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2015.

Use of Proceeds from Public Offering of Common Stock

On January 22, 2015, we closed our IPO, in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million.  Of the 1,375,000 shares sold, 1,210,750 shares were sold by the Company and 146,250 shares were sold by certain selling shareholders.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.  The offer and sale of all shares of the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-200081), which was declared effective by the SEC on January 13, 2015.

The net proceeds from our IPO were  $16.9 million after deducting underwriting discounts and commissions of $1.2 million and other offering expenses of $921 thousand for total expenses of approximately $2.1 million.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 16, 2015 pursuant to Rule 424(b) under the Exchange Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: May 14, 2015	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Date: May 14, 2015	By:	/s/ Gary R. Abramowicz
Gary R. Abramowicz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document