Form 10-Q
period 2015-06-30
County Bancorp, Inc.
filed 2015-08-14
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the registrant had 5,733,919 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$14,103	$10,480
Securities available-for-sale, at fair value	83,729	81,282
FHLB Stock, at cost	1,470	1,252
Loans held for sale	4,211	4,114
Loans, net of allowance for loan losses of $9,897 in 2015; $10,603 in 2014	644,492	637,519
Premises and equipment, net	4,454	4,596
Loan servicing rights	7,772	7,746
Other real estate owned, net	3,211	7,137
Cash surrender value of bank owned life insurance	11,008	10,863
Deferred tax asset, net	2,188	2,321
Accrued interest receivable and other assets	4,479	4,446
Total assets	$781,117	$771,756

LIABILITIES
Deposits:
Noninterest-bearing	$65,812	$81,534
Interest-bearing	542,759	523,935
Total deposits	608,571	605,469
Other borrowings	4,894	23,857
Advances from FHLB	33,000	28,000
Subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	6,256	7,015
Total liabilities	665,093	676,713

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized and issued, $15,000 redemption amount	$15,000	$15,000

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating,$1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 6,143,689 shares issued and 5,733,919 shares outstanding at June 30, 2015 and 4,908,560 shares issued and 4,498,790 shares outstanding at December 31, 2014	18	5
Surplus	34,009	16,970
Retained earnings	63,291	59,254
Treasury stock, at cost, 409,770 shares at June 30, 2015 and December 31, 2014	(4,572)	(4,572)
Accumulated other comprehensive income	278	386
Total shareholders' equity	101,024	80,043
Total liabilities and shareholders' equity	$781,117	$771,756

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,666	$7,397	$15,294	$14,479
Taxable securities	235	217	464	445
Tax-exempt securities	107	121	213	247
Federal funds sold and other	12	41	30	67
Total interest and dividend income	8,020	7,776	16,001	15,238

INTEREST EXPENSE
Deposits	1,488	1,559	2,966	3,117
Federal funds purchased, FHLB advances, and other borrowed funds	187	267	405	587
Subordinated debentures	120	120	240	240
Total interest expense	1,795	1,946	3,611	3,944
Net interest income	6,225	5,830	12,390	11,294
Provision for (recovery of) loan losses	144	—	(458)	—
Net interest income after provision for loan losses	6,081	5,830	12,848	11,294
Non-interest income:
Services charges	286	76	506	171
Gain on sale of loans, net	29	94	122	182
Loan servicing fees	1,186	1,068	2,438	2,367
Other	212	321	521	649
Total non-interest income	1,713	1,559	3,587	3,369
Non-interest expense:
Employee compensation and benefits	2,869	2,477	5,589	5,058
Occupancy	79	74	160	154
Write-down of other real estate owned	-	-	182	685
Other	1,282	1,339	2,917	2,574
Total non-interest expense	4,230	3,890	8,848	8,471
Income before income taxes	3,564	3,499	7,587	6,192
Income tax expense	1,345	1,332	2,843	2,335
NET INCOME	$2,219	$2,167	$4,744	$3,857

NET INCOME PER SHARE:
Basic	$0.36	$0.46	$0.80	$0.81
Diluted	$0.36	$0.45	$0.79	$0.79

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$2,219	$2,167	$4,744	$3,857
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(656)	381	(177)	704
Income tax (expense) benefit	257	(150)	69	(277)
Total other comprehensive income (loss)	(399)	231	(108)	427
Comprehensive income	$1,820	$2,398	$4,636	$4,284

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2015 and 2014

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2013	$8,000	$5	$16,004	$(3,683)	$51,514	$(31)	$71,809
Net income	—	—	—	—	3,857	—	3,857
Other comprehensive income	—	—	—	—	—	427	427
Stock compensation expense, net of tax	—	—	59	—	—	—	59
Purchase of treasury stock (10,000 shares)	—	—	—	(125)	—	—	(125)
Cash dividends declared on preferred stock	—	—	—	—	(160)	—	(160)
Cash dividends declared on SBLF preferred stock	—	—	—	—	(76)	—	(76)
Balance at June 30, 2014	$8,000	$5	$16,063	$(3,808)	$55,135	$396	$75,791

Balance at December 31, 2014	$8,000	$5	$16,970	$(4,572)	$59,254	$386	$80,043
Net income	—	—	—	—	4,744	—	4,744
Other comprehensive loss	—	—	—	—	—	(108)	(108)
Stock compensation expense, net of tax	—	—	157	—	—	—	157
Cash dividends declared on common stock	—	—	—	—	(458)	—	(458)
Cash dividends declared on preferred stock	—	—	—	—	(159)	—	(159)
Cash dividends declared on SBLF preferred stock	—	—	—	—	(90)	—	(90)
Proceeds from sale of common stock (1,220,750 shares)	—	13	16,882	—	—	—	16,895
Balance at June 30, 2015	$8,000	$18	$34,009	$(4,572)	$63,291	$278	$101,024

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2015 and 2014

(Unaudited)

	June 30, 2015	June 30, 2014
	(dollars in thousands)
Cash flows from operating activities
Net income	$4,744	$3,857
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	298	306
Recovery of loan losses	(458)	—
Realized loss on sales of other real estate owned	286	62
Write-down of other real estate owned	182	685
Realized loss on sales of premises and equipment	4	—
Increase in cash surrender value of bank owned life insurance	(145)	(139)
Deferred income tax expense	201	638
Stock compensation expense, net	157	59
Net amortization of securities	289	240
Net change in:
Accrued interest receivable and other assets	(33)	317
Loans held for sale	(97)	4,898
Loan servicing rights	(26)	(32)
Accrued interest payable and other liabilities	(759)	(829)
Net cash provided by operating activities	4,643	10,062
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	4,914	5,836
Purchases of securities available for sale	(7,828)	(7,969)
Purchases of FHLB stock	(218)	—
Loan originations and principal collections, net	(6,561)	(16,794)
Proceeds from sales of premises and equipment	—	15
Purchases of premises and equipment	(157)	(889)
Capitalized additions to other real estate owned	(39)	(423)
Proceeds from sales of other real estate owned	3,542	4,314
Net cash used in investing activities	(6,347)	(15,910)
Cash flows from financing activities
Net (increase) decrease in demand and savings deposits	(6,281)	22,344
Net (increase) decrease in certificates of deposits	9,383	(18,014)
Net change in other borrowings	(18,963)	(2,568)
Proceeds from FHLB Advances	15,000	—
Repayment of FHLB Advances	(10,000)	(5,000)
Payments to acquire treasury stock	—	(125)
Proceeds from issuance of common stock	16,895	—
Dividends paid on common stock	(458)	—
Dividends paid on preferred stock	(159)	(160)
Dividends paid on SBLF preferred stock	(90)	(76)
Net cash provided by (used in) financing activities	5,327	(3,599)
Net change in cash and cash equivalents	3,623	(9,447)
Cash and cash equivalents, beginning of period	10,480	71,780
Cash and cash equivalents, end of period	$14,103	$62,333

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,721	$3,788
Income taxes	3,030	2,625
Noncash investing activities:
Transfer from loans to other real estate owned	$45	$—
Loans charged off	714	3

See accompanying notes to consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (the “Company”) and its subsidiaries have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentiation of the financial position, results of operations, and cash flows for the interim period.  The results of operations for the six months ended June 30, 2015 may not necessarily be indicative of the results to be expected for the entire fiscal year.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014*	2015	2014*
Net income from continuing operations (for EPS purposes)	$2,219	$2,167	$4,744	$3,857
Less: preferred stock dividends including SBLF	131	118	249	236
Income available to common shareholders for basic EPS	$2,088	$2,049	$4,495	$3,621

Average number of common shares issued	6,543	5,245	6,368	5,246
Less: weighted average treasury shares	410	360	410	357
Less: weighted average nonvested equity incentive plan shares	399	422	373	423
Weighted average number of common shares outstanding	5,734	4,463	5,585	4,466
Effect of dilutive options	125	112	118	112
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	5,859	4,575	5,703	4,578

*	10-for-1 Stock split adjusted

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale as of June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
U.S. government and agency securities	$2,004	$5	$-	$2,009
Municipal securities	44,226	217	(81)	44,362
Mortgage-backed securities	37,040	465	(147)	37,358
	$83,270	$687	$(228)	$83,729
December 31, 2014
U.S. government and agency securities	$2,006	$1	$(2)	$2,005
Municipal securities	41,751	237	(139)	41,849
Mortgage-backed securities	36,889	636	(97)	37,428
	$80,646	$874	$(238)	$81,282

The amortized cost and fair value of securities at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
June 30, 2015
Due in one year or less	$4,327	$4,367
Due from one to five years	40,481	40,593
Due from five to ten years	1,422	1,411
Due after ten years	—	—
Mortgage-backed securities	37,040	37,358
	$83,270	$83,729
December 31, 2014
Due in one year or less	$2,007	$2,011
Due from one to five years	41,750	41,843
Due from five to ten years	—	—
Due after ten years	—	—
Mortgage-backed securities	36,889	37,428
	$80,646	$81,282

There were no sales for realized gains or losses for the six months ended June 30, 2015 and 2014, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	16,000	(79)	450	(2)	16,450	(81)
Mortgage-backed securities	13,552	(104)	2,233	(43)	15,785	(147)
	$29,552	$(183)	$2,683	$(45)	$32,235	$(228)
December 31, 2014
U.S. government and agency securities	$997	$(2)	$—	$—	$997	$(2)
Municipal securities	16,724	(100)	3,736	(39)	20,460	(139)
Mortgage-backed securities	6,698	(33)	5,651	(64)	12,349	(97)
	$24,419	$(135)	$9,387	$(103)	$33,806	$(238)

The unrealized loss on the investments at June 30, 2015 and December 31, 2014 is due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

NOTE 4 – LOANS

The components of loans were as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Agricultural loans	$428,957	$415,164
Commercial real estate loans	139,982	137,517
Commercial loans	51,381	53,745
Residential real estate loans	33,858	40,885
Installment and consumer other	211	811
Total gross loans	654,389	648,122
Allowance for loan losses	(9,897)	(10,603)
Loans, net	$644,492	$637,519

Changes in the allowance for loan losses by portfolio segment at June 30, 2015 and 2014 were as follows (dollars in thousands) :

June 30, 2015	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
Balance, beginning of year	$3,456	$3,326	$2,420	$1,392	$9	$-	$10,603
Provision for (recovery of) loan losses	1,177	(544)	(851)	(234)	(6)	-	(458)
Loans charged off	-	(131)	(411)	(172)	-	-	(714)
Recoveries	5	3	456	2	-	-	466
Balance, end of period	$4,638	$2,654	$1,614	$988	$3	$-	$9,897

June 30, 2014	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
Balance, beginning of year	$3,144	$3,254	$2,172	$1,819	$3	$103	$10,495
Provision for (recovery of) loan losses	305	(960)	925	43	1	(314)	-
Loans charged off	(3)	-	-	-	-	-	(3)
Recoveries	12	9	43	-	-	-	64
Balance, end of period	$3,458	$2,303	$3,140	$1,862	$4	$(211)	$10,556

The following table presents the balances in the allowance for loan losses and the recorded investment and unpaid principal balance in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014 (dollars in thousands) :

	June 30, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Agricultural loans	$1,136	$3,502	$4,638
Commercial real estate loans	309	2,345	2,654
Commercial loans	1,098	516	1,614
Residential real estate loans	172	816	988
Installment and consumer other	-	3	3
Total ending allowance for loan losses	2,715	7,182	9,897
Loans:
Agricultural loans	11,972	416,985	428,957
Commercial real estate loans	6,910	133,072	139,982
Commercial loans	5,849	45,532	51,381
Residential real estate loans	456	33,402	33,858
Installment and consumer other	—	211	211
Total loans	25,187	629,202	654,389
Net loans	$22,472	$622,020	$644,492

	December 31, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Agricultural loans	$242	$3,214	$3,456
Commercial real estate loans	519	2,807	3,326
Commercial loans	1,848	572	2,420
Residential real estate loans	285	1,107	1,392
Installment and consumer other	—	9	9
Total ending allowance for loan losses	2,894	7,709	10,603
Loans:
Agricultural loans	10,897	404,267	415,164
Commercial real estate loans	3,041	134,476	137,517
Commercial loans	8,910	44,835	53,745
Residential real estate loans	1,996	38,889	40,885
Installment and consumer other	—	811	811
Total loans	24,844	623,278	648,122
Net loans	$21,950	$615,569	$637,519

The following table presents the aging of the recorded investment in past due loans at June 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
June 30, 2015
Agricultural loans	$2,052	$-	$2,957	$5,009	$423,948	$428,957
Commercial real estate loans	45	449	2,903	3,397	136,585	139,982
Commercial loans	427	317	2,906	3,650	47,731	51,381
Residential real estate loans	12	-	180	192	33,666	33,858
Installment and consumer other	-	-	-	-	211	211
Total	$2,536	$766	$8,946	$12,248	$642,141	$654,389

December 31, 2014
Agricultural loans	$355	$9	$238	$602	$414,562	$415,164
Commercial real estate loans	-	-	2,592	2,592	134,925	137,517
Commercial loans	-	42	3,366	3,408	50,337	53,745
Residential real estate loans	6	-	534	540	40,345	40,885
Installment and consumer other	-	-	-	-	811	811
Total	$361	$51	$6,730	$7,142	$640,980	$648,122

The following table lists information on nonaccrual, restructured, and certain past due loans:

	June 30,	December 31,
	2015	2014
Nonaccrual loans, 90 days or more past due	$8,946	$6,730
Nonaccrual loans 30-89 days past due	1,784	200
Nonaccrual loans, less than 30 days past due	4,368	4,625
Restructured loans not on nonaccrual status	820	846
90 days or more past due and still accruing	-	-

The following table presents the recorded investment in nonaccrual and loans past due over 90 days at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Agricultural loans	$5,191	$1,293
Commercial real estate loans	5,864	5,163
Commercial loans	3,620	3,409
Residential real estate loans	423	1,690
Total	$15,098	$11,555

The average recorded investment in total impaired loans for the six months ended June 30, 2015 and for the year ended December 31, 2014 amounted to approximately $25,016,000 and $38,565,000, respectively.  Interest income recognized on total impaired loans for the six months ended June 30, 2015 and for the year ended December 31, 2014 amounted to approximately $661,000 and $1,326,000, respectively.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $493,000 and $778,000 for the six months ended June 30, 2015 and for the year ended December 31, 2014, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $239,000 and $538,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2015 and December 31, 2014, respectively.  The Company has no additional lending commitments at June 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  At June 30, 2015, there were $3,626,000 TDR loans, of which $2,806,000 were classified as nonaccrual and $820,000 were classified as restructured and accruing.  There were no unfunded commitments on these loans.  At December 31, 2014, there were $4,573,000 TDR loans, of which $3,727,000 were classified as nonaccrual and $846,000 were classified as restructured and accruing, and there were no unfunded commitments on these loans.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	As of June 30, 2015
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
Agricultural loans	$369,586	$44,417	$2,982	$11,972	$428,957
Commercial real estate loans	118,037	8,841	6,194	6,910	139,982
Commercial loans	40,189	3,837	1,506	5,849	51,381
Residential real estate loans	25,444	4,532	3,426	456	33,858
Installment and consumer other	211	—	—	—	211
Total	$553,467	$61,627	$14,108	$25,187	$654,389

	As of December 31, 2014
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
Agricultural loans	$342,598	$59,078	$2,591	$10,897	$415,164
Commercial real estate loans	104,609	23,540	6,327	3,041	137,517
Commercial loans	36,205	7,568	1,062	8,910	53,745
Residential real estate loans	29,738	6,288	2,863	1,996	40,885
Installment and consumer other	811	—	—	—	811
Total	$513,961	$96,474	$12,843	$24,844	$648,122

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $457.2 million and $429.3 million at June 30, 2015 and December 31, 2014, respectively.  The fair value of these rights were approximately $10.2 million and $10.0 million, respectively.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	June 30,	December 31,
	2015	2014
Loan servicing rights:
Balance, beginning of period	$7,746	$7,529
Additions	1,500	3,414
Disposals	(513)	(1,243)
Amortization	(961)	(1,954)
Balance, end of period	$7,772	$7,746

NOTE 6 – DEPOSITS

Deposits are summarized as follows at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Demand deposits	$65,812	$81,534
Savings	149,737	140,296
Certificates of deposit	393,022	383,639
Total deposits	$608,571	$605,469

At June 30, 2015 and December 31, 2014, brokered deposits amounted to $145.1 million and $125.4 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 7 – EQUITY INCENTIVE PLAN

Under the Company’s 2012 Equity Incentive Compensation Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock has a cliff vesting period of five years from the date of issuance.

The status of the Company’s Plan and changes in the Plan as of June 30, 2015 are as follows (aggregate intrinsic value in thousands):

	June 30, 2015
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding, beginning of year	336,051	$11.57
Granted	76,783	19.32
Exercised	(10,000)	6.90
Forfeited/expired	—	—
Outstanding, end of period	402,834	$13.43	$2,409
Options exercisable at period-end	235,400	$11.28	$1,818
Weighted-average fair value of options granted during the period (2)		$5.06

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2015 and December 31, 2014. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) as of June 30, 2015 is as follows:

	June 30, 2015
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	34,080	$12.88
Granted	14,379	19.71
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	48,459	$14.90

For the six months ended June 30, 2015 and 2014, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $157,000 and $59,000, respectively.

As of June 30, 2015, unrecognized share-based compensation expense related to nonvested options amounted to $837,000 and is expected to be recognized over a weighted average period of 2.44 years.

NOTE 8 – REGULATORY MATTERS

The Company (on a consolidated basis) and Investors Community Bank (the “Bank”) are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015 and December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2015, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total Capital (to risk weighted assets):
Consolidated	$137,217	18.88%	$58,140	8.00%	Not applicable
Bank	117,928	16.23%	58,129	8.00%	$72,662	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	128,117	17.63%	43,605	6.00%	Not applicable
Bank	108,830	14.98%	43,597	6.00%	58,129	8.00%
Tier 1 Capital (to average assets):
Consolidated	128,117	16.48%	31,097	4.00%	Not applicable
Bank	108,830	14.01%	31,076	4.00%	38,845	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	92,745	12.76%	32,704	4.50%	Not applicable
Bank	108,830	14.98%	32,698	4.50%	47,230	6.50%

December 31, 2014
Total Capital (to risk weighted assets):
Consolidated	$115,471	17.16%	$53,819	8.00%	Not applicable
Bank	112,725	16.77%	53,778	8.00%	$67,223	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	107,029	15.91%	26,909	4.00%	Not applicable
Bank	104,289	15.51%	26,889	4.00%	40,334	6.00%
Tier 1 Capital (to average assets):
Consolidated	107,029	14.32%	29,901	4.00%	Not applicable
Bank	104,289	13.96%	29,880	4.00%	37,351	5.00%
The Basel III Capital Rules, which became effective January 1, 2015, revised the prompt corrective action requirements by: (i) introducing a Common Equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk based capital requirement for any prompt corrective action category.

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

Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. government and agency securities, corporate bonds and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in Level 3.

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

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Commitments to Extend Credit and Standby Letters of Credit

As of June 30, 2015 and December 31, 2014, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2015
Securities available for sale:
U.S. government and agency securities	$—	$2,009	$—	$2,009
Municipal securities	—	44,362	—	44,362
Mortgage-backed securities	—	37,358	—	37,358
Total assets at fair value	$—	$83,729	$—	$83,729
December 31, 2014
Securities available for sale:
U.S. government and agency securities	$—	$2,005	$—	$2,005
Municipal securities	—	41,849	—	41,849
Mortgage-backed securities	—	37,428	—	37,428
Total assets at fair value	$—	$81,282	$—	$81,282

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
June 30, 2015
Impaired loans	$—	$—	$22,472	$2,715
Other real estate owned	—	—	3,211	182
Total assets at fair value	$—	$—	$25,683	$2,897
December 31, 2014
Impaired loans	$—	$—	$21,950	$2,894
Other real estate owned	—	—	7,137	1,190
Total assets at fair value	$—	$—	$29,087	$4,084

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

June 30, 2015
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	4%-28% (12%)

December 31, 2014
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	3%-28% (9%)
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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (dollars in thousands):

	June 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
Financial assets:
Cash and cash equivalents	$14,103	$14,103	$10,480	$10,480	1
FHLB Stock	1,470	1,470	1,252	1,252	2
Securities available for sale	83,729	83,729	81,282	81,282	2
Loans, net of allowance for loan losses	644,492	654,484	637,519	647,973	3
Loans held for sale	4,211	4,211	4,114	4,114	3
Accrued interest receivable	2,253	2,253	2,219	2,219	2
Loan servicing rights	7,772	10,245	7,746	10,043	3
Financial liabilities:
Deposits:
Time	393,022	398,286	383,639	388,141	3
Other deposits	215,549	215,549	221,830	221,830	1
Other borrowings	4,894	4,894	23,857	23,857	3
Advances from FHLB	33,000	33,441	28,000	28,510	3
Subordinated debentures	12,372	12,372	12,372	12,372	3
Accrued interest payable	1,175	1,175	1,284	1,284	2

NOTE 10 – OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$5,128	$14,143	$7,137	$16,083
Assets foreclosed	45	—	45	—
Write-down of other real estate owned	—	—	(182)	(685)
Net gain (loss) on sales of other real estate owned	87	(62)	(286)	(62)
Capitalized additions to other real estate owned	—	423	39	423
Proceeds from sale of other real estate owned	(2,049)	(3,059)	(3,542)	(4,314)
Balance, end of period	$3,211	$11,445	$3,211	$11,445

Expenses applicable to other real estate owned include the following (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss (gain) on sales of other real estate owned	$(87)	$62	$286	$62
Write-down of other real estate owned	-	-	182	685
Operating expenses, net of rental income	(39)	35	(70)	85
	$(126)	$97	$398	$832

NOTE 11 – COMMITMENTS AND CONTINGENCIES

During the second quarter, the Company began construction on its new branch in Stevens Point, Wisconsin.  The project is estimated to be completed during the fourth quarter of 2015 at a cost of $3.6 million, of which $0.1 million has been incurred as of June 30, 2015.

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

Overview

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Investors Community Bank (the “Bank”) headquartered in Manitowoc, Wisconsin, and providing a wide range of banking and related business activities through the Bank and our other subsidiaries.

In addition to the Bank, we have two wholly-owned subsidiaries, County Bancorp Statutory Trust II and County Bancorp Statutory Trust III, which are Delaware statutory trusts.  The Bank is the sole shareholder of ICB Investments Corp; a wholly-owned Nevada subsidiary, and is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.

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

On January 22, 2015, we closed our initial public offering (“IPO”), in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million.  Of the 1,357,000 shares sold, 1,210,750 shares were sold by the Company and 146,250 shares were sold by certain selling shareholders.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.  The offer and sale of all shares of the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-1, which was declared effective by the SEC on January 13, 2015.

The net proceeds from our IPO were $16.9 million after deducting underwriting discounts and commissions of $1.2 million and other offering expenses of $1.0 million for total expenses of $2.2 million.

Operational Highlights

•	Total loans were $654.4 million at June 30, 2015 compared to $635.1 million at March 31, 2015; an increase of 3.0%.
•	Net income was up $0.8 million from $3.9 million for the six months ended June 30, 2014, to $4.7 million for the six months ended June 30, 2015.
•	Other real estate owned decreased $1.9 million, or 37.4%, from March 31, 2015 to June 30, 2015.
•

Provision for loan losses was $144 thousand for the three months ended June 30, 2015 compared to $0 for three months ended June 30, 2014.  For the six months ended June 30, 2015, a negative provision for loan losses of $458 thousand was recorded compared to $0 for the six months ended June 30, 2014.

•	The allowance for loan losses as a percentage of total loans was 1.51% at June 30, 2015 compared to 1.80% at June 30, 2014.
•	Non-performing assets as a percentage of total assets was 2.34% at June 30, 2015 compared to 3.36% at June 30, 2014.

Selected Financial Data

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	December 31, 2014
	(unaudited)		(unaudited)
Selected Income Statement Data:
(In thousands, except per share data)

Interest income	$8,020	$7,776	$16,001	$15,238	$30,897
Interest expense	1,795	1,946	3,611	3,944	7,537
Net interest income	6,225	5,830	12,390	11,294	23,360
Provision for (recovery of ) loan losses	144	—	(458)	—	589
Net interest income after provision for (recovery of) loan losses	6,081	5,830	12,848	11,294	22,771
Non-interest income	1,713	1,559	3,587	3,369	7,148
Non-interest expense	4,230	3,890	8,848	8,471	17,025
Income tax expense	1,345	1,332	2,843	2,335	4,684
Net income	$2,219	$2,167	$4,744	$3,857	$8,210

Per Common Share Data:
Basic	$0.36	$0.46	$0.80	$0.81	$1.73
Diluted	$0.36	$0.45	$0.79	$0.79	$1.69
Cash dividends per common share	$0.04	$—	$0.08	$—	$—
Weighted average common shares - basic	5,733,919	4,463,790	5,585,498	4,466,442	4,469,450
Weighted average common shares - diluted	5,859,372	4,555,911	5,703,045	4,558,927	4,580,917
Common shares outstanding, end of period *	5,733,919	4,463,790	5,733,919	4,463,790	4,498,790
* June 30, 2014 split-adjusted

Selected Balance Sheet Data (at period end):
Total assets			$781,117	$757,736	$771,756
Securities			83,729	75,604	81,282
Total loans			654,389	585,993	648,122
Allowance for loan losses			(9,897)	(10,556)	(10,603)
Total deposits			608,571	620,638	605,469
Other borrowings			37,894	28,601	51,857
Subordinated debentures			12,372	12,372	12,372
Total shareholders' equity			101,024	75,792	80,043

Performance Ratios:
Return on average assets	1.14%	1.16%	1.21%	1.03%	1.10%
Return on average common shareholders' equity (1)	9.00%	12.28%	10.01%	11.01%	11.37%
Net interest margin	3.34%	3.27%	3.31%	3.19%	3.29%
Interest rate spread	3.09%	3.06%	3.07%	2.98%	3.07%
Non-interest income to average assets	0.88%	0.83%	0.92%	0.90%	0.96%
Non-interest expense to average assets	2.17%	2.08%	2.27%	2.27%	2.28%
Net overhead ratio (3)	1.29%	1.25%	1.35%	1.37%	1.32%
Efficiency ratio (1)	54.38%	51.81%	52.45%	52.68%	50.99%

Asset Quality Ratios:
Nonperforming loans to total loans	2.31%	2.39%	2.31%	2.39%	1.78%
Allowance for loan losses to:
Gross loans	1.51%	1.80%	1.51%	1.80%	1.64%
Nonperforming loans	65.55%	75.38%	65.55%	75.38%	91.76%
Net charge-offs (recoveries) to average loans	0.08%	(0.01)%	0.04%	(0.01)%	0.08%
Nonperforming assets to total assets (2)	2.34%	3.36%	2.34%	3.36%	2.42%

Capital Ratios:
Shareholders' common equity to assets	11.91%	8.95%	11.91%	8.95%	9.33%
Tier 1 risk-based capital (Bank)	14.98%	16.42%	14.98%	16.42%	15.51%
Total risk-based capital (Bank)	16.23%	17.68%	16.23%	17.68%	16.77%
Leverage ratio (Bank)	14.01%	13.41%	14.01%	13.41%	13.96%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	December 31, 2014
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$4,230	$3,890	$8,848	$8,471	$17,025
Less: net gain (loss) on sales and write-downs of OREO	87	(62)	(468)	(747)	(1,468)
Adjusted non-interest expense (non-GAAP)	$4,317	$3,828	$8,380	$7,724	$15,557

Net interest income	$6,225	$5,830	$12,390	$11,294	$23,360
Non-interest income	1,713	1,559	3,587	3,369	7,148
Operating revenue	$7,938	$7,389	$15,977	$14,663	$30,508
Efficiency ratio	54.38%	51.81%	52.45%	52.68%	50.99%

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

Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	7.66%	9.66%	8.41%	8.69%	9.02%
Effect of excluding average preferred shareholders' equity	1.34%	2.62%	1.60%	2.32%	2.35%
Return on average common shareholders' equity	9.00%	12.28%	10.01%	11.01%	11.37%

Results of Operations

Operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 6.8% to $6.2 million for the three months ended June 30, 2015 from June 30, 2014 while non-interest income increased 9.9% to $1.7 million over the same period.

For the six months ended June 30, 2015, net interest income was $12.4 million, an increase $1.1 million or 9.7% from the six months ended June 30, 2014.  Non-interest income increased to $3.6 million for the first two quarters of 2015 which represents a 6.5% increase from the six months ended June 30, 2014.

Analysis of Net Interest Income

Net interest income is the largest component of our income, and is dependent on the amounts and yields on interest-earning assets as compared to the amounts of and rates paid on interest bearing liabilities.  The following table reflects the components of net interest income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
Assets
Investment securities	$81,307	$341	1.68%	$74,481	$338	1.82%
Loans (2)	648,752	7,666	4.73%	576,293	7,397	5.13%
Interest bearing deposits due from other banks	14,952	12	0.32%	61,500	41	0.27%
Total interest-earning assets	$745,011	$8,019	4.31%	$712,274	$7,776	4.37%

Allowance for loan losses	(10,327)			(10,546)
Other assets	44,013			47,179
Total assets	$778,697			$748,907

Liabilities
Savings, NOW, money market, interest checking	149,893	175	0.47%	131,908	157	0.48%
Time deposits	391,588	1,313	1.34%	419,575	1,402	1.34%
Total interest-bearing deposits	$541,481	$1,488	1.10%	$551,483	$1,559	1.13%
Other borrowings	6,426	64	3.98%	12,644	205	6.49%
FHLB advances	33,000	124	1.50%	17,000	62	1.46%
Junior subordinated debentures	12,372	120	3.88%	12,372	120	3.88%
Total interest-bearing liabilities	$593,279	$1,796	1.21%	$593,499	$1,946	1.31%

Non-interest bearing deposits	62,401			58,796
Other liabilities	7,327			6,884
Total liabilities	663,007			659,179

SBLF preferred stock (3)	15,000			15,000
Shareholders' equity	100,690			74,728
Total liabilities and equity	$778,697			$748,907

Net interest income		6,223			5,830
Interest rate spread (4)			3.09%			3.06%
Net interest margin (5)			3.34%			3.27%
Ratio of interest-earning assets to interest -bearing liabilities	1.26			1.20

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
Assets
Investment securities	$80,997	$677	1.67%	$73,457	$692	1.88%
Loans (2)	646,931	15,294	4.73%	578,725	14,479	5.00%
Interest bearing deposits due from other banks	20,243	30	0.30%	55,481	67	0.24%
Total interest-earning assets	$748,171	$16,001	4.28%	$707,663	$15,238	4.31%

Allowance for loan losses	(10,448)			(10,559)
Other assets	43,427			48,516
Total assets	$781,150			$745,620

Liabilities
Savings, NOW, money market, interest checking	149,637	349	0.47%	126,904	302	0.48%
Time deposits	394,516	2,617	1.33%	423,363	2,815	1.33%
Total interest-bearing deposits	$544,153	$2,966	1.09%	$550,267	$3,117	1.13%
Other borrowings	9,645	159	3.30%	13,265	431	6.50%
FHLB advances	32,779	246	1.50%	19,099	156	1.63%
Junior subordinated debentures	12,372	240	3.88%	12,372	240	3.88%
Total interest-bearing liabilities	$598,949	$3,611	1.21%	$595,003	$3,944	1.33%

Non-interest bearing deposits	61,708			54,994
Other liabilities	7,678			6,837
Total liabilities	668,335			656,834

SBLF preferred stock (3)	15,000			15,000
Shareholders' equity	97,815			73,786
Total liabilities and equity	$781,150			$745,620

Net interest income		12,390			11,294
Interest rate spread (4)			3.07%			2.98%
Net interest margin (5)			3.31%			3.19%
Ratio of interest-earning assets to interest -bearing liabilities	1.25			1.19

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)

The SBLF preferred stock refers to the 15,000 shares of our Series C noncumulative perpetual preferred stock, no par value, issued to the U.S. Treasury through the U.S. Treasury’s Small Business Lending Fund program.

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

	Three Months Ended June 30, 2015 v. 2014
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
Interest Income:
Investment securities	$20	$(16)	$4
Loans	730	(461)	269
Federal funds sold and interest-bearing deposits with banks	(44)	15	(29)
Total interest income	706	(462)	244
Interest Expense:
Savings, NOW, money market and interest checking	21	(3)	18
Time deposits	(94)	5	(89)
Other borrowings	(79)	(62)	(141)
FHLB advances	60	1	61
Junior subordinated debentures	—	—	—
Total interest expense	(92)	(59)	(151)
Net interest income	$798	$(403)	$395

	Six Months Ended June 30, 2015 v. 2014
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
Interest Income:
Investment securities	$146	$(161)	$(15)
Loans	1,530	(715)	815
Federal funds sold and interest-bearing deposits with banks	(58)	21	(37)
Total interest income	1,618	(855)	763
Interest Expense:
Savings, NOW, money market and interest checking	52	(5)	47
Time deposits	(192)	(6)	(198)
Other borrowings	(97)	(175)	(272)
FHLB advances	101	(11)	90
Junior subordinated debentures	—	—	—
Total interest expense	(136)	(197)	(333)
Net interest income	$1,754	$(658)	$1,096

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $144 thousand for the three months ended June 30, 2015 compared to a provision of $0 for the three months ended June 30, 2014.  During the second quarter of 2015, we experienced an increase in specific reserve related to impaired loans of 8.2% from $2.5 million at March 31, 2015 to $2.7 million at June 30, 2015.  During the second quarter, we charged-off $565 thousand in loans, partially off-set by $49 thousand recovery in loans that had been previously written-off.

Despite the small increase in the second quarter of specific reserve related to impaired loans, we have seen a dramatic improvement in credit quality year-over-year.  The specific reserve related to impaired loans has decreased 22.9% from $3.5 million at June 30, 2014.  For the six months ended June 30, 2015, we have recorded a negative provision of $458 thousand, compared to $0 for the six months ended June 30, 2014.

We believe our asset quality will continue to improve throughout the remainder of 2015.  On July 9, 2015, we received a $1.9 million dollar payment of principal and interest to pay-off of a forbearance agreement for loans that had been completely charged off in 2013.  The payment resulted in a $1.6 million recovery of loan losses and $0.3 million of interest income and fee income that will be recorded in the third quarter.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously outlined in our 2014 Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $9.9 million, or 1.51% of total loans, was appropriate as of June 30, 2015.  This is compared to $10.6 million, or 1.80% of total loans at June 30, 2014, and $10.6 million, or 1.64% of total loans at December 31, 2014.

Non-Interest Income

Non-interest income for the three months ended June 30, 2015 increased by 9.9% from June 30, 2014 of $1.6 million to $1.7 million.  The increase was primarily the result of an increase in service charges offset by a decrease in gain on sales of loans and income on other real estate owned.  The increase in service charges is the result of commission income.

For the six months ended June 30, 2015, non-interest income increased 6.5% to $3.6 million from $3.4 million for the six months ended June 30, 2014.  The following table reflects the components of non-interest income for the three months and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service charges	$286	$76	$506	$171
Gain on sale of loans, net	29	94	122	182
Loan servicing fees	1,221	1,174	2,412	2,335
Loan servicing rights	(35)	(106)	26	32
Income on other real estate owned	96	198	210	409
Other	116	123	311	240
Total non-interest income	$1,713	$1,559	$3,587	$3,369

Non-Interest Expense

Non-interest expense increased 8.7% to $4.2 million for the three months ended June 30, 2015 compared to $3.9 million for the three months ended June 30, 2014.  For the six months ended June 30, 2015 non-interest expense increased 4.5% to $8.8 million from $8.5 million for the six months ended June 30, 2014.  The increase is the result of increased headcount and an approximate 10% increase in insurance premiums.  In addition, higher performance based compensation, which is the result of improved year-over-year bottom line results, was only partially offset by lower expenses associated with the write-down of our OREO properties.  The following table reflects the components of our non-interest expense for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Employee compensation and benefits	$2,869	$2,477	$5,589	$5,058
Occupancy	79	74	160	154
Information processing	178	136	344	280
Professional fees	161	194	387	353
FDIC assessment	122	126	220	276
OREO expenses	57	234	140	494
Write-down of other real estate owned	-	-	182	685
Net loss/(gain) on other real estate owned	(86)	62	287	62
Business development	115	99	224	199
Other	735	488	1,315	910
Total non-interest expense	$4,230	$3,890	$8,848	$8,471

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

Financial Condition

Total assets increased $9.4 million, or 1.2%, from $771.7 million at December 31, 2014 to $781.1 million at June 30, 2015.  The increase is primarily due to an increase in cash and cash equivalents of $3.6 and an increase in total loans of $6.3 million.

Total liabilities decreased $11.6 million or 1.7%, from $676.7 million at December 31, 2014 to $665.1 million at June 30, 2015.  This decrease is attributed to the repayment of a $15.0 million Federal Discount Window advance that was taken out at the end of 2014 to meet short-term cash needs partially offset by a $5.0 million advance from the Federal Home Loan Bank.

Shareholders’ equity increased $21.0 million or 26.2% to $101.0 million at June 30, 2015 from $80.0 million at December 31, 2014. This increase was the result of two quarters of income of $4.7 million and the approximately $16.9 million of net proceeds from our IPO that closed on January 22, 2015.

Net Loans

Total net loans increased by $7.0 million, or 1.1%, from $637.5 million at December 31, 2014 to $644.5 million at June 30, 2015. The increase in loans was due primarily to agriculture loan demand partially offset by residential real-estate pay-downs.

The following tables set forth the composition of our loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Agriculture loans	$428,957	65.5%	$415,164	64.1%
Commercial real estate loans	139,982	21.4%	137,517	21.2%
Commercial loans	51,381	7.9%	53,745	8.3%
Residential real estate loans	33,858	5.2%	40,885	6.3%
Installment and consumer other	211	0.0%	811	0.1%
Total gross loans	$654,389	100.0%	$648,122	100.0%
Allowance for loan losses	(9,897)		(10,603)
Loans, net	$644,492		$637,519

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

At June 30, 2015 and December 31, 2014, the allowance for loan losses was $9.9 million and $10.6 million, respectively which resulted in a ratio to total loans of 1.51% and 1.64%, respectively.  The decreased allowance was the result of reduced loan impairments that took place during the six months ended June 30, 2015.

Charge-offs and recoveries by loan category for the three and six months ended June 30, 2015 and 2014 are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of period	$10,269	$10,524	$10,603	$10,495
Loans charged off:
Agriculture loans	—	—	—	3
Commercial real estate loans	95	—	131	—
Commercial loans	298	—	411	—
Residential real estate loans	172	—	172	—
Installment and consumer other	—	—	—	—
Total loans charged off	$565	$-	$714	$3
Recoveries:
Agriculture loans	4	5	5	12
Commercial real estate loans	2	9	3	9
Commercial loans	41	18	456	43
Residential real estate loans	2	—	2	—
Installment and consumer other	—	—	—	—
Total recoveries	49	32	466	64
Net loans charged off (recovered)	$516	$(32)	$248	$(61)
Provision for (recovery of) loan losses	144	—	(458)	—
Allowance for loan losses, end of period	$9,897	$10,556	$9,897	$10,556

Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	0.08%	(0.01)	0.04%	(0.01)
Allowance for loan losses to total loans	1.51%	1.80%	1.51%	1.80%
Allowance for loan losses to non-performing assets and performing troubled debt restructurings	51.74%	39.97%	51.74%	39.97%

On July 9, 2015, we received a $1.9 million dollar payment of principal and interest to pay-off of a forbearance agreement for loans that had been completely charged off in 2013.  The payment resulted in a $1.6 million recovery of loan losses which is not included in the table above.

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

Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables may have an adverse impact on the value of the servicing right and may result in a reduction to non-interest income.

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

The loan servicing portfolio is shown below (dollars in thousands):

	June 30, 2015	December 31, 2014
Total loans	$654,389	$648,122
Less: nonqualified loan sales included below	(4,894)	(8,894)
Loans serviced:
Agricultural	444,156	413,933
Commercial	8,200	10,419
Commercial real estate	4,836	4,941
Total loans serviced	457,192	429,293
Total loans and loans serviced	$1,106,687	$1,068,521

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $83.7 million at June 30, 2015 from $81.3 million at December 31, 2014.  During the six months ended June 30, 2015, we recognized unrealized holding losses of $0.2 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Municipal securities	$44,226	$44,362	$41,751	$41,849
Mortgage-backed securities	37,040	37,358	36,889	37,428
U.S. Government and agency securities	2,004	2,009	2,006	2,005
Total available for sale	$83,270	$83,729	$80,646	$81,282

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

Deposit growth was 0.5% to $608.6 million at June 30, 2015 from $605.5 million at December 31, 2014.  Raising deposits is challenging in a market with compressed interest rates.  We are continually focusing our strategic efforts on expanding our relationships and generating new deposit accounts.  As of June 30, 2015 and December 31, 2014, the distribution by type of deposit accounts was as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Deposits	Amount	% of Deposits
Time deposits	$293,226	48.3%	$296,921	49.0%
Brokered deposits	145,065	23.8%	125,396	20.7%
Money market accounts	70,785	11.6%	69,742	11.5%
Demand, noninterest-bearing	65,812	10.8%	81,534	13.5%
NOW accounts and interest checking	28,556	4.7%	27,312	4.5%
Savings	5,127	0.8%	4,564	0.8%
Total deposits	$608,571	100.0%	$605,469	100.0%

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $4.6 million and $10.1 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $6.3 million and $15.9 million for the six months ended June 30, 2015 and 2014, respectively.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts,  FHLB and Federal Discount advances, and proceeds from our IPO was $5.3 million and $(3.6) million for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital of $108.8 million, or 14.01% of average total assets, which is above the required level of $38.8 million, or 5.0% of adjusted total assets, and total risk-based capital of $117.9 million, or 16.23% of risk-weighted assets, which is above the required level of $72.7 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and interest and payment of dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At June 30, 2015, there were $54.6 million of retained earnings available for the payment of dividends by the Bank to us.

Off-Balance Sheet Arrangements

As of June 30, 2015, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended June 30, 2015.

Use of Proceeds from Public Offering of Common Stock

On January 22, 2015, we closed our IPO, in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million.  Of the 1,357,000 shares sold, 1,210,750 shares were sold by the Company and 146,250 shares were sold by certain selling shareholders.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.  The offer and sale of all shares of the IPO were registered under the Securities Act, pursuant to a registration statement on Form S-1, which was declared effective by the SEC on January 13, 2015.   Robert W. Baird & Co. Incorporated and Sterne, Agee & Leach, Inc. served as joint book-running managers for the IPO.

The net proceeds from our IPO were $16.9 million after deducting underwriting discounts and commissions of $1.2 million and other offering expenses of $1.0 million for total expenses of approximately $2.2 million.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 16, 2015 pursuant to Rule 424(b) under the Exchange Act.

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

County Bancorp, Inc.

Date: August 14, 2015	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Date: August 14, 2015	By:	/s/ Gary R. Abramowicz
Gary R. Abramowicz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document