Form 10-Q
period 2015-09-30
County Bancorp, Inc.
filed 2015-11-12
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, the registrant had 5,751,579 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30, 2015	December 31, 2014
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$13,026	$10,480
Securities available-for-sale, at fair value	85,783	81,282
FHLB Stock, at cost	3,507	1,252
Loans held for sale	13,712	4,114
Loans, net of allowance for loan losses of $9,833 as of September 30, 2015; $10,603 as of December 31, 2014	694,196	637,519
Premises and equipment, net	5,771	4,596
Loan servicing rights	7,721	7,746
Other real estate owned, net	3,024	7,137
Cash surrender value of bank owned life insurance	11,082	10,863
Deferred tax asset, net	2,047	2,321
Accrued interest receivable and other assets	4,922	4,446
Total assets	$844,791	$771,756

LIABILITIES
Deposits:
Noninterest-bearing	$60,685	$81,534
Interest-bearing	575,536	523,935
Total deposits	636,221	605,469
Other borrowings	4,383	23,857
Advances from FHLB	64,000	28,000
Subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	8,379	7,015
Total liabilities	725,355	676,713

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized and issued, $15,000 redemption amount	$15,000	$15,000

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 6,143,689 shares issued and 5,733,919 shares outstanding at September 30, 2015 and 4,908,560 shares issued and 4,498,790 shares outstanding at December 31, 2014	18	5
Surplus	34,118	16,970
Retained earnings	66,274	59,254
Treasury stock, at cost, 409,770 shares at September 30, 2015 and December 31, 2014	(4,572)	(4,572)
Accumulated other comprehensive income	598	386
Total shareholders' equity	104,436	80,043
Total liabilities and shareholders' equity	$844,791	$771,756

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,393	$7,225	$23,687	$21,704
Taxable securities	251	217	715	662
Tax-exempt securities	109	117	322	364
Federal funds sold and other	11	23	41	90
Total interest and dividend income	8,764	7,582	24,765	22,820

INTEREST EXPENSE
Deposits	1,575	1,549	4,541	4,666
FHLB advances and other borrowed funds	219	108	624	695
Subordinated debentures	99	120	339	360
Total interest expense	1,893	1,777	5,504	5,721
Net interest income	6,871	5,805	19,261	17,099
Provision for loan losses	(867)	—	(1,325)	—
Net interest income after provision for loan losses	7,738	5,805	20,586	17,099
Non-interest income:
Services charges	238	388	744	559
Gain on sale of loans, net	44	69	166	251
Loan servicing fees	1,185	1,267	3,623	3,634
Other	256	74	777	723
Total non-interest income	1,723	1,798	5,310	5,167
Non-interest expense:
Employee compensation and benefits	2,643	2,570	8,232	7,628
Occupancy	100	75	260	229
Write-down of other real estate owned	-	44	182	729
Other	1,392	1,575	4,309	4,149
Total non-interest expense	4,135	4,264	12,983	12,735
Income before income taxes	5,326	3,339	12,913	9,531
Income tax expense	1,996	1,068	4,839	3,403
NET INCOME	$3,330	$2,271	$8,074	$6,128

NET INCOME PER SHARE:
Basic	$0.56	$0.48	$1.37	$1.29
Diluted	$0.55	$0.47	$1.34	$1.26
Dividends paid per share	$0.04	$-	$0.12	$-

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$3,330	$2,271	$8,074	$6,128
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	524	(155)	347	549
Income tax (expense) benefit	(204)	61	(135)	(216)
Total other comprehensive income (loss)	320	(94)	212	333
Comprehensive income	$3,650	$2,177	$8,286	$6,461

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2013	$8,000	$5	$16,004	$51,514	$(3,683)	$(31)	$71,809
Net income	—	—	—	6,128	—	—	6,128
Other comprehensive income	—	—	—	—	—	333	333
Stock compensation expense, net of tax	—	—	110	—	—	—	110
Purchase of treasury stock (44,790 shares)	—	—	—	—	(812)	—	(812)
Cash dividends declared on preferred stock	—	—	—	(239)	—	—	(239)
Cash dividends declared on SBLF preferred stock	—	—	—	(113)	—	—	(113)
Proceeds from sale of common stock (44,790 shares)	—	—	506	—	—	—	506
Balance at September 30, 2014	$8,000	$5	$16,620	$57,290	$(4,495)	$302	$77,722

Balance at December 31, 2014	$8,000	$5	$16,970	$59,254	$(4,572)	$386	$80,043
Net income	—	—	—	8,074	—	—	8,074
Other comprehensive income	—	—	—	—	—	212	212
Stock compensation expense, net of tax	—	—	266	—	—	—	266
Cash dividends declared on common stock	—	—	—	(687)	—	—	(687)
Cash dividends declared on preferred stock	—	—	—	(239)	—	—	(239)
Cash dividends declared on SBLF preferred stock	—	—	—	(128)	—	—	(128)
Proceeds from sale of common stock (1,220,750 shares)	—	13	16,882	—	—	—	16,895
Balance at September 30, 2015	$8,000	$18	$34,118	$66,274	$(4,572)	$598	$104,436

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30, 2015	September 30, 2014
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,074	$6,128
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	444	461
Recovery of loan losses	(1,325)	—
Realized loss on sales of other real estate owned	260	235
Write-down of other real estate owned	182	729
Realized loss (gain) on sales of premises and equipment	4	(1)
Increase in cash surrender value of bank owned life insurance	(219)	(213)
Deferred income tax expense	136	672
Stock compensation expense, net	266	110
Net amortization of securities	431	374
Net change in:
Accrued interest receivable and other assets	(476)	48
Loans held for sale	(9,598)	5,972
Loan servicing rights	25	(115)
Accrued interest payable and other liabilities	1,363	484
Net cash provided by (used in) operating activities	(433)	14,884
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	6,691	8,352
Purchases of securities available for sale	(11,274)	(12,843)
Purchases of FHLB stock	(2,255)	—
Loan originations and principal collections, net	(56,882)	(23,928)
Proceeds from sales of premises and equipment	—	25
Purchases of premises and equipment	(1,623)	(978)
Capitalized additions to other real estate owned	(39)	(423)
Proceeds from sales of other real estate owned	5,240	8,714
Net cash used in investing activities	(60,142)	(21,081)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	(521)	24,580
Net increase (decrease) in certificates of deposits	31,274	(40,957)
Net change in other borrowings	(19,473)	(4,822)
Proceeds from FHLB Advances	404,500	5,000
Repayment of FHLB Advances	(368,500)	(5,000)
Payments to acquire treasury stock	—	(812)
Proceeds from issuance of common stock	16,895	506
Dividends paid on common stock	(687)	—
Dividends paid on preferred stock	(239)	(239)
Dividends paid on SBLF preferred stock	(128)	(113)
Net cash provided by (used in) financing activities	63,121	(21,857)
Net change in cash and cash equivalents	2,546	(28,054)
Cash and cash equivalents, beginning of period	10,480	71,780
Cash and cash equivalents, end of period	$13,026	$43,726

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,516	$5,674
Income taxes	3,960	2,925
Noncash investing activities:
Transfer from loans to other real estate owned	$1,530	$1,321
Loans charged off	1,894	218

See accompanying notes to consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (the “Company”) and its subsidiaries have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentiation of the financial position, results of operations, and cash flows for the interim period.  The results of operations for the nine months ended September 30, 2015 may not necessarily be indicative of the results to be expected for the entire fiscal year.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to take advantage of the benefits of this extended transition period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014*	2015	2014*
Net income from continuing operations	$3,330	$2,271	$8,074	$6,128
Less: preferred stock dividends including SBLF	118	116	367	352
Income available to common shareholders for basic EPS	$3,212	$2,155	$7,707	$5,776

Average number of common shares issued	6,545	5,248	6,428	5,247
Less: weighted average treasury shares	410	380	410	365
Less: weighted average nonvested equity incentive plan shares	401	404	383	417
Weighted average number of common shares outstanding	5,734	4,464	5,635	4,465
Effect of dilutive options	124	115	119	118
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	5,858	4,579	5,754	4,583

*   Adjusted for 10-for-1 stock split on April 4, 2014

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale as of September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015
U.S. government and agency securities	$2,004	$6	$—	$2,010
Municipal securities	46,580	387	(5)	46,962
Mortgage-backed securities	36,213	635	(37)	36,811
	$84,797	$1,028	$(42)	$85,783
December 31, 2014
U.S. government and agency securities	$2,006	$1	$(2)	$2,005
Municipal securities	41,751	237	(139)	41,849
Mortgage-backed securities	36,889	636	(97)	37,428
	$80,646	$874	$(238)	$81,282

The amortized cost and fair value of securities at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
September 30, 2015
Due in one year or less	$5,318	$5,346
Due from one to five years	39,406	39,728
Due from five to ten years	3,860	3,898
Due after ten years	—	—
Mortgage-backed securities	36,213	36,811
	$84,797	$85,783
December 31, 2014
Due in one year or less	$2,007	$2,011
Due from one to five years	41,750	41,843
Due from five to ten years	—	—
Due after ten years	—	—
Mortgage-backed securities	36,889	37,428
	$80,646	$81,282

There were no sales for realized gains or losses for the nine months ended September 30, 2015 and 2014, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	2,106	(5)	283	—	2,389	(5)
Mortgage-backed securities	4,087	(20)	2,150	(17)	6,237	(37)
	$6,193	$(25)	$2,433	$(17)	$8,626	$(42)
December 31, 2014
U.S. government and agency securities	$997	$(2)	$—	$—	$997	$(2)
Municipal securities	16,724	(100)	3,736	(39)	20,460	(139)
Mortgage-backed securities	6,698	(33)	5,651	(64)	12,349	(97)
	$24,419	$(135)	$9,387	$(103)	$33,806	$(238)

The unrealized loss on the investments at September 30, 2015 and December 31, 2014 is due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

NOTE 4 – LOANS

The components of loans were as follows (dollars in thousands):

	September 30,	December 31,
	2015	2014
Agricultural loans	$469,166	$415,164
Commercial real estate loans	147,638	137,517
Commercial loans	52,597	53,745
Residential real estate loans	34,326	40,885
Installment and consumer other	302	811
Total gross loans	704,029	648,122
Allowance for loan losses	(9,833)	(10,603)
Loans, net	$694,196	$637,519

Changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

September 30, 2015	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
Balance, beginning of year	$3,456	$3,326	$2,420	$1,392	$9	$—	$10,603
Provision for (recovery of) loan losses	2,993	(1,673)	(1,719)	(920)	(6)	—	(1,325)
Loans charged off	(1,145)	(162)	(415)	(172)	—	—	(1,894)
Recoveries	47	743	1,196	463	—	—	2,449
Balance, end of period	$5,351	$2,234	$1,482	$763	$3	$—	$9,833

September 30, 2014	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
Balance, beginning of year	$3,144	$3,254	$2,172	$1,819	$3	$103	$10,495
Provision for (recovery of) loan losses	257	(199)	531	(222)	—	(367)	—
Loans charged off	(115)	—	(103)	—	—	—	(218)
Recoveries	17	61	18	—	1	—	97
Balance, end of period	$3,303	$3,116	$2,618	$1,597	$4	$(264)	$10,374

The following tables present the balances in the allowance for loan losses and the recorded investment and unpaid principal balance in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014 (dollars in thousands) :

	September 30, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Agricultural loans	$935	$4,416	$5,351
Commercial real estate loans	295	1,939	2,234
Commercial loans	1,057	425	1,482
Residential real estate loans	—	763	763
Installment and consumer other	—	3	3
Total ending allowance for loan losses	2,287	7,546	9,833
Loans:
Agricultural loans	20,599	448,567	469,166
Commercial real estate loans	5,891	141,747	147,638
Commercial loans	5,240	47,357	52,597
Residential real estate loans	17	34,309	34,326
Installment and consumer other	—	302	302
Total loans	31,747	672,282	704,029
Net loans	$29,460	$664,736	$694,196

	December 31, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Agricultural loans	$242	$3,214	$3,456
Commercial real estate loans	519	2,807	3,326
Commercial loans	1,848	572	2,420
Residential real estate loans	285	1,107	1,392
Installment and consumer other	—	9	9
Total ending allowance for loan losses	2,894	7,709	10,603
Loans:
Agricultural loans	10,897	404,267	415,164
Commercial real estate loans	3,041	134,476	137,517
Commercial loans	8,910	44,835	53,745
Residential real estate loans	1,996	38,889	40,885
Installment and consumer other	—	811	811
Total loans	24,844	623,278	648,122
Net loans	$21,950	$615,569	$637,519

The following tables present the aging of the recorded investment in past due loans at September 30, 2015 and December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
September 30, 2015
Agricultural loans	$730	$584	$1,989	$3,303	$465,863	$469,166
Commercial real estate loans	—	—	2,418	2,418	145,220	147,638
Commercial loans	185	—	2,907	3,092	49,505	52,597
Residential real estate loans	—	—	8	8	34,318	34,326
Installment and consumer other	—	—	—	—	302	302
Total	$915	$584	$7,322	$8,821	$695,208	$704,029

December 31, 2014
Agricultural loans	$355	$9	$238	$602	$414,562	$415,164
Commercial real estate loans	—	—	2,592	2,592	134,925	137,517
Commercial loans	—	42	3,366	3,408	50,337	53,745
Residential real estate loans	6	—	534	540	40,345	40,885
Installment and consumer other	—	—	—	—	811	811
Total	$361	$51	$6,730	$7,142	$640,980	$648,122

The following table lists information on nonaccrual, restructured, and certain past due loans (dollars in thousands):

	September 30,	December 31,
	2015	2014
Nonaccrual loans, 90 days or more past due	$7,322	$6,730
Nonaccrual loans 30-89 days past due	642	200
Nonaccrual loans, less than 30 days past due	3,208	4,625
Restructured loans not on nonaccrual status	617	846
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Agricultural loans	$2,512	$1,293
Commercial real estate loans	4,899	5,163
Commercial loans	3,744	3,409
Residential real estate loans	17	1,690
Total	$11,172	$11,555

The average recorded investment in total impaired loans for the nine months ended September 30, 2015 and for the year ended December 31, 2014 amounted to approximately $28,296,000 and $38,565,000, respectively.  Interest income recognized on total impaired loans for the nine months ended September 30, 2015 and for the year ended December 31, 2014 amounted to approximately $1,331,000 and $1,326,000, respectively.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $605,000 and $778,000 for the nine months ended September 30, 2015 and for the year ended December 31, 2014, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $214,000 and $538,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2015 and December 31, 2014, respectively.  The Company has no additional lending commitments at September 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  There were no unfunded commitments on these loans at September 30, 2015, and December 31, 2014.  The following table presents the TDRs by loan class at September 30, 2015 and December 31, 2014 (in thousands):

	Non-Accrual	Restructured and Accruing	Total
September 30, 2015
Agricultural loans	$554	$—	$554
Commercial real estate loans	2,482	488	2,970
Commercial loans	239	129	368
Residential real estate loans	—	—	—
Installment and consumer other	—	—	—
Total	$3,275	$617	$3,892

December 31, 2014
Agricultural loans	$—	$—	$—
Commercial real estate loans	2,571	542	3,113
Commercial loans	—	304	304
Residential real estate loans	1,156	—	1,156
Installment and consumer other	—	—	—
Total	$3,727	$846	$4,573

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

Low Satisfactory.  Credits classified as low satisfactory show fair probability of ongoing ability to meet and/or exceed obligations.  Low satisfactory credits may be newer or have less of an established track record of financial performance, inconsistent earnings, or may be going through an expansion.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	As of September 30, 2015
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
Agricultural loans	$407,488	$37,940	$3,139	$20,599	$469,166
Commercial real estate loans	123,301	13,782	4,664	5,891	147,638
Commercial loans	40,435	5,459	1,463	5,240	52,597
Residential real estate loans	26,527	4,579	3,203	17	34,326
Installment and consumer other	302	—	—	—	302
Total	$598,053	$61,760	$12,469	$31,747	$704,029

	As of December 31, 2014
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
Agricultural loans	$342,598	$59,078	$2,591	$10,897	$415,164
Commercial real estate loans	104,609	23,540	6,327	3,041	137,517
Commercial loans	36,205	7,568	1,062	8,910	53,745
Residential real estate loans	29,738	6,288	2,863	1,996	40,885
Installment and consumer other	811	—	—	—	811
Total	$513,961	$96,474	$12,843	$24,844	$648,122

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $468.2 million and $429.3 million at September 30, 2015 and December 31, 2014, respectively.  The fair value of these rights were approximately $10.2 million and $10.0 million at September 30, 2015 and December 31, 2014, respectively.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	September 30,	December 31,
	2015	2014
Loan servicing rights:
Balance, beginning of period	$7,746	$7,529
Additions	2,444	3,414
Disposals	(1,039)	(1,243)
Amortization	(1,430)	(1,954)
Balance, end of period	$7,721	$7,746

NOTE 6 – DEPOSITS

Deposits are summarized as follows at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Demand deposits	$60,685	$81,534
Savings	160,624	140,296
Certificates of deposit	414,912	383,639
Total deposits	$636,221	$605,469

At September 30, 2015 and December 31, 2014, brokered deposits amounted to $158.3 million and $125.4 million, respectively, and are included in savings and certificates of deposit categories.

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

The status of the Company’s Plan and changes in the Plan as of September 30, 2015 are as follows:

	September 30, 2015
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding, beginning of year	336,051	$11.57
Granted	79,415	19.31
Exercised	(10,000)	6.90
Forfeited/expired	(5,000)	12.18
Outstanding, end of period	400,466	$13.21	$2,375
Options exercisable at period-end	240,400	$11.29	$1,887
Weighted-average fair value of options granted during the period (2)		$4.99

(1)

In thousands.  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2015 and December 31, 2014. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) as of September 30, 2015 is as follows:

	September 30, 2015
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	34,080	$12.88
Granted	14,379	19.71
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	48,459	$14.90

For the nine months ended September 30, 2015 and 2014, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $266,000 and $110,000, respectively.

As of September 30, 2015, unrecognized share-based compensation expense related to nonvested options amounted to $728,000 and is expected to be recognized over a weighted average period of 2.66 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of September 30, 2015 and December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2015, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total Capital (to risk weighted assets):
Consolidated	$140,064	17.78%	$63,035	8.00%	Not applicable
Bank	121,947	15.48%	63,020	8.00%	$78,775	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	130,210	16.53%	47,276	6.00%	Not applicable
Bank	112,093	14.23%	47,265	6.00%	63,020	8.00%
Tier 1 Capital (to average assets):
Consolidated	130,210	15.91%	32,744	4.00%	Not applicable
Bank	112,093	13.70%	32,723	4.00%	40,904	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	94,838	12.04%	35,457	4.50%	Not applicable
Bank	112,093	14.23%	35,449	4.50%	51,204	6.50%

December 31, 2014
Total Capital (to risk weighted assets):
Consolidated	$115,471	17.16%	$53,819	8.00%	Not applicable
Bank	112,725	16.77%	53,778	8.00%	$67,223	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	107,029	15.91%	26,909	4.00%	Not applicable
Bank	104,289	15.51%	26,889	4.00%	40,334	6.00%
Tier 1 Capital (to average assets):
Consolidated	107,029	14.32%	29,901	4.00%	Not applicable
Bank	104,289	13.96%	29,880	4.00%	37,351	5.00%

The Basel III Capital Rules, which became effective January 1, 2015, revised the prompt corrective action requirements by, among other things: (i) introducing a Common Equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk based capital requirement for any prompt corrective action category.

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

Commitments to Extend Credit and Standby Letters of Credit

As of September 30, 2015 and December 31, 2014, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2015
Securities available for sale:
U.S. government and agency securities	$—	$2,010	$—	$2,010
Municipal securities	—	46,962	—	46,962
Mortgage-backed securities	—	36,811	—	36,811
Total assets at fair value	$—	$85,783	$—	$85,783
December 31, 2014
Securities available for sale:
U.S. government and agency securities	$—	$2,005	$—	$2,005
Municipal securities	—	41,849	—	41,849
Mortgage-backed securities	—	37,428	—	37,428
Total assets at fair value	$—	$81,282	$—	$81,282

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
September 30, 2015
Impaired loans	$—	$—	$29,460	$2,287
Other real estate owned	—	—	3,024	182
Total assets at fair value	$—	$—	$32,484	$2,469
December 31, 2014
Impaired loans	$—	$—	$21,950	$2,894
Other real estate owned	—	—	7,137	1,190
Total assets at fair value	$—	$—	$29,087	$4,084

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

September 30, 2015
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	4%-28% (14%)

December 31, 2014
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	3%-28% (9%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (dollars in thousands):

	September 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
Financial assets:
Cash and cash equivalents	$13,026	$13,026	$10,480	$10,480	1
FHLB Stock	3,507	3,507	1,252	1,252	2
Securities available for sale	85,783	85,783	81,282	81,282	2
Loans, net of allowance for loan losses	694,196	706,041	637,519	647,973	3
Loans held for sale	13,712	13,712	4,114	4,114	3
Accrued interest receivable	2,476	2,476	2,219	2,219	2
Loan servicing rights	7,721	10,191	7,746	10,043	3
Financial liabilities:
Deposits:
Time	414,912	421,208	383,639	388,141	3
Other deposits	221,309	221,309	221,830	221,830	1
Other borrowings	4,383	4,383	23,857	23,857	3
Advances from FHLB	64,000	65,130	28,000	28,510	3
Subordinated debentures	12,372	12,372	12,372	12,372	3
Accrued interest payable	1,273	1,273	1,284	1,284	2

NOTE 10 – OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$3,166	$11,445	$7,137	$16,083
Assets foreclosed	1,485	1,321	1,530	1,321
Write-down of other real estate owned	—	(44)	(182)	(729)
Net gain (loss) on sales of other real estate owned	26	(173)	(260)	(235)
Capitalized additions to other real estate owned	—	—	39	423
Proceeds from sale of other real estate owned	(1,653)	(4,400)	(5,240)	(8,714)
Balance, end of period	$3,024	$8,149	$3,024	$8,149

Expenses applicable to other real estate owned include the following (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss (gain) on sales of other real estate owned	$(26)	$173	$260	$235
Write-down of other real estate owned	—	44	182	729
Operating expenses, net of rental income	88	90	18	175
	$62	$307	$460	$1,139

NOTE 11 – COMMITMENTS AND CONTINGENCIES

During the second quarter of 2015, the Company began construction on its new branch in Stevens Point, Wisconsin.  The project is estimated to be completed during the first quarter of 2016 at a cost of $3.6 million, of which $1.5 million has been incurred as of September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This report contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections titled “Forward-Looking Statements” and “Risk Factors” and other sections of the Company’s December 31, 2014 Annual Report on Form 10-K.  Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our primary activities consist of operating through our wholly-owned subsidiary bank, Investors Community Bank, headquartered in Manitowoc, Wisconsin, and providing a wide range of banking and related business services through the Bank and our other subsidiaries.

In addition to the Bank, we have two wholly-owned subsidiaries, County Bancorp Statutory Trust II and County Bancorp Statutory Trust III, which are Delaware statutory trusts.  The Bank is the sole shareholder of ICB Investments Corp., a Nevada corporation, and is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, residential real estate, and installment and consumer loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, efficiency ratio, return on average assets, return on average common shareholders’ equity, earnings per share, and non-performing assets to total assets. We are also required to maintain appropriate regulatory leverage and risk-based capital ratios.

Initial Public Offering

On January 22, 2015, we closed our initial public offering (“IPO”), in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million.  Of the 1,357,000 shares sold, 1,210,750 shares were sold by the Company and 146,250 shares were sold by certain selling shareholders.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.  The offer and sale of all shares of the IPO were registered under the Securities Act, pursuant to a registration statement on Form S-1, which was declared effective by the SEC on January 15, 2015.

The net proceeds from our IPO were $16.9 million after deducting underwriting discounts and commissions of $1.2 million and other offering expenses of $1.0 million for total expenses of $2.2 million.

Operational Highlights

•	Total loans were $704.0 million at September 30, 2015 compared to $654.4 million at June 30, 2015, an increase of 7.6%.
•	Net income was up $2.0 million from $6.1 million for the nine months ended September 30, 2014, to $8.1 million for the nine months ended September 30, 2015.
•

For the three months ended September 30, 2015, a negative provision for loan losses of $867 thousand was recorded compared to $0 for three months ended September 30, 2014.  For the nine months ended September 30, 2015, a negative provision for loan losses of $1.3 million was recorded compared to $0 for the nine months ended September 30, 2014.

•	Return on average assets was 1.63% for the three months ended September 30, 2015 compared to 1.22% for the three months ended September 30, 2014.
•	Non-performing assets as a percentage of total assets was 1.68% at September 30, 2015 compared to 2.79% at September 30, 2014.

Selected Financial Data

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	December 31, 2014
	(unaudited)		(unaudited)
Selected Income Statement Data:
(In thousands, except per share data)

Interest income	$8,764	$7,582	$24,765	$22,820	$30,897
Interest expense	1,893	1,777	5,504	5,721	7,537
Net interest income	6,871	5,805	19,261	17,099	23,360
Provision for (recovery of ) loan losses	(867)	—	(1,325)	—	589
Net interest income after provision for (recovery of) loan losses	7,738	5,805	20,586	17,099	22,771
Non-interest income	1,723	1,798	5,310	5,167	7,148
Non-interest expense	4,135	4,264	12,983	12,735	17,025
Income tax expense	1,996	1,068	4,839	3,403	4,684
Net income	$3,330	$2,271	$8,074	$6,128	$8,210

Per Common Share Data:
Basic	$0.56	$0.48	$1.37	$1.29	$1.73
Diluted	$0.55	$0.47	$1.34	$1.26	$1.69
Cash dividends per common share	$0.04	$—	$0.12	$—	$—
Weighted average common shares - basic	5,733,919	4,463,790	5,635,515	4,465,548	4,469,450
Weighted average common shares - diluted	5,858,211	4,578,611	5,754,118	4,583,912	4,580,917
Common shares outstanding, end of period	5,733,919	4,463,790	5,733,919	4,463,790	4,498,790

Selected Balance Sheet Data (at period end):
Total assets			$844,791	$743,018	$771,756
Securities			85,783	77,673	81,282
Total loans			704,029	591,623	648,122
Allowance for loan losses			(9,833)	(10,374)	(10,603)
Total deposits			636,221	599,931	605,469
Other borrowings and FHLB advances			68,383	31,347	51,857
Subordinated debentures			12,372	12,372	12,372
Total shareholders' equity			104,436	77,722	80,043

Performance Ratios:
Return on average assets	1.63%	1.22%	1.36%	1.10%	1.10%
Return on average common shareholders' equity (1)	13.58%	12.51%	11.28%	11.50%	11.37%
Net interest margin	3.49%	3.27%	3.37%	3.22%	3.29%
Interest rate spread	3.25%	3.06%	3.13%	3.01%	3.07%
Non-interest income to average assets	0.84%	1.07%	0.89%	0.96%	0.96%
Non-interest expense to average assets	2.02%	2.29%	2.18%	2.28%	2.28%
Net overhead ratio (2)	1.18%	1.22%	1.29%	1.32%	1.32%
Efficiency ratio (1)	48.42%	53.23%	51.04%	52.87%	50.99%

Asset Quality Ratios:
Nonperforming loans to total loans	1.59%	2.12%	1.59%	2.12%	1.78%
Allowance for loan losses to:
Total loans	1.40%	1.75%	1.40%	1.75%	1.64%
Nonperforming loans	88.01%	82.65%	88.01%	82.65%	91.76%
Net charge-offs (recoveries) to average loans	(0.12)%	0.03%	(0.08)%	0.02%	0.08%
Nonperforming assets to total assets (3)	1.68%	2.79%	1.68%	2.79%	2.42%

Capital Ratios:
Shareholders' common equity to assets	11.42%	9.38%	11.42%	9.38%	9.33%
Tier 1 risk-based capital (Bank)	14.23%	16.58%	14.23%	16.58%	15.51%
Total risk-based capital (Bank)	15.48%	17.84%	15.48%	17.84%	16.77%
Tier 1 Common Equity Ratio (Bank)	14.23%	N/A	14.23%	N/A	N/A
Leverage ratio (Bank)	13.70%	13.74%	13.70%	13.74%	13.96%

(1)

The return on average common shareholders’ equity and the efficiency ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of the return on average common shareholders’ equity and the efficiency ratio to their most comparable GAAP measures.

(2)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(3)	Non-performing assets consist of nonaccrual loans and other real estate owned.

Non-GAAP Financial Measures

“Efficiency ratio” is defined as non-interest expenses, excluding gains and losses on sales, and write-downs of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense allow investors to better asses our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	December 31, 2014
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$4,135	$4,264	$12,983	$12,735	$17,025
Less: net gain (loss) on sales and write-downs of OREO	26	(217)	(442)	(964)	(1,468)
Adjusted non-interest expense (non-GAAP)	$4,161	$4,047	$12,541	$11,771	$15,557

Net interest income	$6,871	$5,805	$19,261	$17,099	$23,360
Non-interest income	1,723	1,798	5,310	5,167	7,148
Operating revenue	$8,594	$7,603	$24,571	$22,266	$30,508
Efficiency ratio	48.42%	53.23%	51.04%	52.87%	50.99%

Return on average common shareholders’ equity is a non-GAAP based financial measure calculated using non-GAAP based amounts.  The most directly comparable GAAP based measure is return on average shareholders’ equity.  We calculate return on average common shareholders’ equity by excluding the average preferred shareholders’ equity and the related dividends.  Management uses the return on average common shareholders’ equity in order to review our core operating results and our performance.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	December 31, 2014
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	11.32%	9.88%	9.44%	9.08%	9.02%
Effect of excluding average preferred shareholders' equity	2.26%	2.63%	1.84%	2.42%	2.35%
Return on average common shareholders' equity	13.58%	12.51%	11.28%	11.50%	11.37%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 18.4% to $6.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014; the increase is attributable to loan growth of 19.0% for the same period.  Non-interest income decreased 4.2% to $1.7 million for the three months ended September 30, 2015 from the same period in 2014.

For the nine months ended September 30, 2015, net interest income was $19.3 million, an increase $2.2 million, or 12.6%, compared to the nine months ended September 30, 2014.  Non-interest income increased to $5.3 million for the first three quarters of 2015 which represents a 2.8% increase compared to the nine months ended September 30, 2014.

Analysis of Net Interest Income

Net interest income is the largest component of our income, and is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest bearing liabilities.  The following tables reflect the components of net interest income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
Assets
Investment securities	$84,528	$359	1.70%	$76,259	$334	1.75%
Loans (2)	691,049	8,393	4.86%	590,272	7,225	4.90%
Interest bearing deposits due from other banks	12,741	11	0.35%	43,837	23	0.21%
Total interest-earning assets	$788,318	$8,763	4.45%	$710,368	$7,582	4.27%

Allowance for loan losses	(10,462)			(10,474)
Other assets	40,043			45,542
Total assets	$817,899			$745,436

Liabilities
Savings, NOW, money market, interest checking	162,719	194	0.48%	138,713	166	0.48%
Time deposits	395,967	1,381	1.40%	404,854	1,383	1.37%
Total interest-bearing deposits	$558,686	$1,575	1.13%	$543,567	$1,549	1.14%
Other borrowings	8,830	63	2.83%	10,629	32	1.19%
FHLB advances	52,058	157	1.20%	19,609	77	1.56%
Junior subordinated debentures	12,372	99	3.21%	12,372	120	3.88%
Total interest-bearing liabilities	$631,946	$1,894	1.20%	$586,177	$1,778	1.21%

Non-interest bearing deposits	60,196			60,156
Other liabilities	8,099			7,188
Total liabilities	700,241			653,521

SBLF preferred stock (3)	15,000			15,000
Shareholders' equity	102,658			76,915
Total liabilities and equity	$817,899			$745,436

Net interest income		6,869			5,804
Interest rate spread (4)			3.25%			3.06%
Net interest margin (5)			3.49%			3.27%
Ratio of interest-earning assets to interest -bearing liabilities	1.25			1.21

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
Assets
Investment securities	$82,187	$1,037	1.68%	$74,402	$1,026	1.84%
Loans (2)	661,797	23,687	4.77%	582,616	21,704	4.97%
Interest bearing deposits due from other banks	17,715	41	0.31%	50,305	90	0.24%
Total interest-earning assets	$761,699	$24,765	4.34%	$707,323	$22,820	4.30%

Allowance for loan losses	(10,438)			(10,531)
Other assets	42,010			48,751
Total assets	$793,271			$745,543

Liabilities
Savings, NOW, money market, interest checking	154,046	543	0.47%	130,884	468	0.48%
Time deposits	395,005	3,998	1.35%	417,125	4,198	1.34%
Total interest-bearing deposits	$549,051	$4,541	1.10%	$548,009	$4,666	1.14%
Other borrowings	9,369	221	3.15%	12,377	463	4.99%
FHLB advances	39,276	403	1.37%	19,271	232	1.61%
Junior subordinated debentures	12,372	339	3.66%	12,372	360	3.88%
Total interest-bearing liabilities	$610,068	$5,504	1.20%	$592,029	$5,721	1.29%

Non-interest bearing deposits	61,236			56,733
Other liabilities	7,900			6,828
Total liabilities	679,204			655,590

SBLF preferred stock (3)	15,000			15,000
Shareholders' equity	99,067			74,953
Total liabilities and equity	$793,271			$745,543

Net interest income		19,261			17,099
Interest rate spread (4)			3.13%			3.01%
Net interest margin (5)			3.37%			3.22%
Ratio of interest-earning assets to interest -bearing liabilities	1.25			1.19

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
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

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the volume and rate columns. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume (dollars in thousands).

	Three Months Ended September 30, 2015 v. 2014
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
Interest Income:
Investment securities	$38	$(12)	$26
Loans	1,224	(56)	1,168
Federal funds sold and interest-bearing deposits with banks	(254)	242	(12)
Total interest income	1,008	174	1,182
Interest Expense:
Savings, NOW, money market and interest checking	29	(1)	28
Time deposits	(49)	47	(2)
Other borrowings	(4)	35	31
FHLB advances	93	(13)	80
Junior subordinated debentures	—	(21)	(21)
Total interest expense	69	47	116
Net interest income	$939	$127	$1,066

	Nine Months Ended September 30, 2015 v. 2014
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
Interest Income:
Investment securities	$59	$(48)	$11
Loans	2,787	(804)	1,983
Federal funds sold and interest-bearing deposits with banks	(92)	43	(49)
Total interest income	2,754	(809)	1,945
Interest Expense:
Savings, NOW, money market and interest checking	81	(6)	75
Time deposits	(225)	25	(200)
Other borrowings	(96)	(145)	(241)
FHLB advances	199	(29)	170
Junior subordinated debentures	—	(21)	(21)
Total interest expense	(41)	(176)	(217)
Net interest income	$2,795	$(633)	$2,162

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a negative provision for loan losses of $867 thousand for the three months ended September 30, 2015 compared to a provision of $0 for the three months ended September 30, 2014.  During the third quarter of 2015, we experienced a decrease in specific reserve related to impaired loans of 15.8% from $2.7 million at June 30, 2015 to $2.3 million at September 30, 2015.  During the third quarter, we received a $1.9 million payment of principal and interest to pay-off a forbearance agreement for loans that had been completely charged-off in 2013.  The payment resulted in a $1.6 million recovery of loan losses and $0.3 million of interest income and fee income.  This recovery was partially offset by $1.2 million in loans that we charged-off.

We have seen an improvement in credit quality year-over-year.  As a result of our improved credit quality, the specific reserve related to impaired loans has decreased 38.3% from $3.7 million at September 30, 2014 to $2.3 million at September 30, 2015.  For the nine months ended September 30, 2015, we have recorded a negative provision of $1.3 million, compared to $0 for the nine months ended September 30, 2014.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously outlined in our 2014 Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $9.8 million, or 1.40% of total loans, was appropriate as of September 30, 2015.  This is compared to an allowance for loan losses of $10.4 million, or 1.75% of total loans, at September 30, 2014, and $10.6 million, or 1.64% of total loans, at December 31, 2014.
Non-Interest Income

Non-interest income for the three months ended September 30, 2015 decreased by 4.2% compared to the three months ended September 30, 2014 from $1.8 million to $1.7 million.  The decrease was primarily the result of decreases in service charges, loan servicing rights, and income on other real estate owned (“OREO”) partially offset by the reimbursement of legal fees related to the repayment of the forbearance agreement discussed above, which is included in other expenses.

For the nine months ended September 30, 2015, non-interest income increased 2.8% to $5.3 million from $5.2 million for the nine months ended September 30, 2014.  The following table reflects the components of non-interest income for the three months and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service charges	$238	$388	$744	$559
Gain on sale of loans, net	44	69	166	251
Loan servicing fees	1,236	1,183	3,648	3,518
Loan servicing rights	(51)	84	(25)	116
Income on other real estate owned	33	100	243	509
Other	223	(26)	534	214
Total non-interest income	$1,723	$1,798	$5,310	$5,167

Non-Interest Expense

Non-interest expense decreased 3.0% to $4.1 million for the three months ended September 30, 2015 compared to $4.3 million for the three months ended September 30, 2014, primarily as the result of gains on sales of other real estate owned.  This decrease was partially offset by increased professional fees.

For the nine months ended September 30, 2015, non-interest expense increased 1.9% to $13.0 million from $12.7 million for the nine months ended September 30, 2014.  The increase is primarily due to increased compensation and benefits, which resulted from an increased headcount, an approximate 10% increase in insurance premiums, and higher performance based compensation, resulting from improved year-over-year bottom line results.  The increase was partially offset by lower expenses associated with the write-down of our OREO properties.  The following table reflects the components of our non-interest expense for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Employee compensation and benefits	$2,643	$2,570	$8,232	$7,628
Occupancy	100	75	260	229
Information processing	183	361	527	641
Professional fees	513	343	900	696
FDIC assessment	101	121	321	397
Other real estate owned expenses	121	192	261	686
Write-down of other real estate owned	—	44	182	729
Net loss/(gain) on other real estate owned	(26)	173	260	235
Business development	147	203	371	402
Other	353	182	1,669	1,092
Total non-interest expense	$4,135	$4,264	$12,983	$12,735

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

Certain results previously reported as of and for the period ended September 30, 2014 have been insignificantly revised from those previously reported on our Form S-1 to reflect a revision to the estimated income tax impact of a net operating loss carryforward.

Financial Condition

Total assets increased $73.0 million, or 9.5%, from $771.8 million at December 31, 2014 to $844.8 million at September 30, 2015.  The increase is primarily due to an increase in total loans of $55.9 million, an increase in loans held for sale of $9.6 million, and an increase in securities available for sale of $4.5 million.

Total liabilities increased $48.6 million, or 7.2%, from $676.7 million at December 31, 2014 to $725.4 million at September 30, 2015.  This increase is attributed to the cash needs associated with our increased loan demand and consists of a $32.9 million increase in brokered deposits and by a $36.0 million advance from the Federal Home Loan Bank.  This increase was partially offset by the repayment of a $15.0 million Federal Discount Window advance that was taken out at the end of 2014.

Shareholders’ equity increased $24.4 million, or 30.5%, to $104.4 million at September 30, 2015 from $80.0 million at December 31, 2014.  This increase was the result of income for the nine months ended September 30, 2015 of $8.1 million and the approximately $16.9 million of net proceeds from our IPO that closed on January 22, 2015.

Net Loans

Total net loans increased by $56.7 million, or 8.9%, from $637.5 million at December 31, 2014 to $694.2 million at September 30, 2015. The increase in loans was due primarily to increased agriculture loans of 13.0% and increased commercial real estate loans of 7.4%, and was partially offset by residential real-estate pay-downs.

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Agriculture loans	$469,166	66.6%	$415,164	64.1%
Commercial real estate loans	147,638	21.0%	137,517	21.2%
Commercial loans	52,597	7.5%	53,745	8.3%
Residential real estate loans	34,326	4.9%	40,885	6.3%
Installment and consumer other	302	0.0%	811	0.1%
Total gross loans	$704,029	100.0%	$648,122	100.0%
Allowance for loan losses	(9,833)		(10,603)
Loans, net	$694,196		$637,519

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects our earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of all or some of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of probable incurred losses in the loan portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to, detailed reviews of individual loans, historical and current trends in loan charge-offs for the various portfolio segments evaluated, the level of the allowance in relation to total loans and to historical loss levels, levels and trends in non-performing and past due loans, volume and migratory direction of adversely graded loans, external factors including regulation, reputation, and competition, and management’s assessment of economic conditions. Our board of directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

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

At September 30, 2015 and December 31, 2014, the allowance for loan losses was $9.8 million and $10.6 million, respectively, which resulted in a ratio to total loans of 1.40% and 1.64%, respectively.  The decreased allowance was the result of a lower level of specific reserves related to impaired loans during the nine months ended September 30, 2015.

Charge-offs and recoveries by loan category for the three and nine months ended September 30, 2015 and 2014 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of period	$9,897	$10,556	$10,603	$10,495
Loans charged off:
Agriculture loans	1,145	115	1,145	115
Commercial real estate loans	31	—	162	—
Commercial loans	4	100	415	103
Residential real estate loans	—	—	172	—
Installment and consumer other	—	—	—	—
Total loans charged off	$1,180	$215	$1,894	$218
Recoveries:
Agriculture loans	42	5	47	17
Commercial real estate loans	740	27	743	36
Commercial loans	740	—	1,196	43
Residential real estate loans	461	—	463	—
Installment and consumer other	—	1	—	1
Total recoveries	1,983	33	2,449	97
Net loans charged off (recovered)	$(803)	$182	$(555)	$121
Provision for (recovery of) loan losses	(867)	—	(1,325)	—
Allowance for loan losses, end of period	$9,833	$10,374	$9,833	$10,374

Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	(0.12)%	0.03%	(0.08)%	0.02%
Allowance for loan losses to total loans	1.40%	1.75%	1.40%	1.75%
Allowance for loan losses to non-performing assets and performing troubled debt restructurings	66.38%	47.99%	66.38%	47.99%

Loan Servicing Rights

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of loan servicing rights is netted against loan servicing fee income.

The loan servicing portfolio is shown below (dollars in thousands):

	September 30, 2015	December 31, 2014
Total loans	$704,029	$648,122
Less: nonqualified loan sales included below	(4,383)	(8,894)
Loans serviced:
Agricultural	455,418	413,933
Commercial	8,002	10,419
Commercial real estate	4,785	4,941
Total loans serviced	468,205	429,293
Total loans and loans serviced	$1,167,851	$1,068,521

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $85.8 million at September 30, 2015 from $81.3 million at December 31, 2014.  During the nine months ended September 30, 2015, we recognized unrealized holding gains of $0.3 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Municipal securities	$46,580	$46,962	$41,751	$41,849
Mortgage-backed securities	36,213	36,811	36,889	37,428
U.S. Government and agency securities	2,004	2,010	2,006	2,005
Total available for sale	$84,797	$85,783	$80,646	$81,282

Deposits

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, time deposit accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.  We will also obtain brokered deposits on an as-needed basis.

Deposit growth was 5.1% to $636.2 million at September 30, 2015 from $605.5 million at December 31, 2014.  Management believes that raising deposits has been challenging in recent years in a market with compressed interest rates.  We are continually focusing our strategic efforts on expanding our relationships and generating new deposit accounts.  As of September 30, 2015 and December 31, 2014, the distribution by type of deposit accounts was as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Deposits	Amount	% of Deposits
Time deposits	$301,835	47.5%	$296,921	49.0%
Brokered deposits	158,346	24.9%	125,396	20.7%
Money market accounts	81,854	12.9%	69,742	11.5%
Demand, noninterest-bearing	60,685	9.5%	81,534	13.5%
NOW accounts and interest checking	28,212	4.4%	27,312	4.5%
Savings	5,289	0.8%	4,564	0.8%
Total deposits	$636,221	100.0%	$605,469	100.0%

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature including, but not limited to, funding loans and depositor withdrawals. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank (the “FHLB”). While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $(0.4) million and $14.9 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $60.1 million and $21.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts,  FHLB advances, and proceeds from our IPO was $63.1 million and $(21.9) million for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $112.1 million, or 13.70% of adjusted average total assets, which is above the minimum level to be well-capitalized of $40.9 million, or 5.0% of adjusted total assets, and total risk-based capital of $121.9 million, or 15.48% of risk-weighted assets, which is above the minimum level to be well-capitalized of $78.8 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At September 30, 2015, there were $54.8 million of retained earnings available for the payment of dividends by the Bank to us.

Off-Balance Sheet Arrangements

As of September 30, 2015, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of disclosure controls and procedures can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We and our subsidiaries may be involved from time-to-time in ordinary routine litigation incidental to our respective businesses.  Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in “Risk Factors” in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended September 30, 2015.

Use of Proceeds from Public Offering of Common Stock

On January 22, 2015, we closed our IPO, in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million.  Of the 1,357,000 shares sold, 1,210,750 shares were sold by the Company and 146,250 shares were sold by certain selling shareholders.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.  The offer and sale of all shares of the IPO were registered under the Securities Act, pursuant to a registration statement on Form S-1 (File no. 333-200081), which was declared effective by the SEC on January 15, 2015.   Robert W. Baird & Co. Incorporated and Sterne, Agee & Leach, Inc. served as joint book-running managers for the IPO.

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

County Bancorp, Inc.

Date: November 10, 2015	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Date: November 10, 2015	By:	/s/ Gary R. Abramowicz
Gary R. Abramowicz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document