Form 10-K
period 2015-12-31
County Bancorp, Inc.
filed 2016-03-23
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $43,250,099

As of March 23, 2016, 5,786,701 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file an amendment to this Annual Report on Form 10-K not later than 120 days after the close of the fiscal year ended December 31, 2015.  Portions of such amendment are incorporated by reference into Part III of this Annual Report on Form 10-K.

2015 FORM 10-K

PART I

ITEM 1. BUSINESS

General

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Investors Community Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2015, we had total assets of approximately $885 million. For additional financial information, see our Consolidated Financial Statements at Part II, Item 8 of this Form 10-K.

Investors Community Bank

Investors Community Bank is a Wisconsin state bank originally chartered in 1997, and headquartered in Manitowoc, Wisconsin. The Bank is an independent community bank offering a full range of financial services focusing on the needs of agricultural businesses statewide, with a primary focus on dairy-related lending with lending relationships in 61 of Wisconsin’s 72 counties.  We also serve business and retail customers throughout Wisconsin but primarily are focused in northeastern and central Wisconsin.  Our customers are served from our full-service branches in Manitowoc and Stevens Point, and our loan production offices in Darlington, Eau Claire, Fond du Lac, and Sheboygan.

Subsidiaries

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II and County Bancorp Statutory Trust III, which are Delaware statutory trusts, and County Acquisition LLC, which is a Wisconsin limited liability company formed solely to facilitate the merger with Fox River Valley Bancorp, Inc., as described in more detail below.  The Bank is the sole shareholder of ICB Investments Corp, a wholly-owned Nevada subsidiary, and is the sole member of Investor Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.

Merger Transaction

On November 19, 2015, we entered into a merger agreement with Fox River Valley Bancorp, Inc. (“Fox River Valley”), a Wisconsin corporation, pursuant to which Fox River Valley will merge with and into County Acquisition LLC.  In connection with and immediately following the merger, The Business Bank, a Wisconsin-chartered bank and wholly-owned subsidiary of Fox River Valley, will merge with and into the Bank.  The merger is contingent upon the approval of Fox River Valley’s shareholders, our regulators and certain customary closing conditions.  The corporate headquarters of the combined company will be in Manitowoc, Wisconsin.  Subject to our receipt of the required approvals, the merger is expected to be completed in the second quarter of 2016.  For additional information on this proposed merger, see Note 2. “Acquisitions” to our consolidated financial statements.

Corporate Governance Matters

We maintain a website at www.investorscommunitybank.com. We make available through the Investor Relations link on that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).  Investors can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  Investors can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Market

Our agricultural banking business, which is primarily dairy-related, extends throughout Wisconsin, with lending relationships in 61 of the state’s 72 counties as of December 31, 2015. We also serve business and retail customers throughout Wisconsin with a focus on northeastern and central Wisconsin.

The economy in Wisconsin represents a diverse range of industries. According to the U.S. Census Bureau, manufacturing, trade, agriculture, professional and business services, finance and insurance, and government industries accounted for approximately 50% of employment in the state in 2012. According to the Bureau of Economic Analysis, the broader Wisconsin economy is growing at a pace on par with the United States as a whole, and the overall unemployment rate has fallen below the national rate of unemployment.

Agriculture, as defined by the Bureau of Economic Analysis, has grown faster than the U.S. economy as a whole, with real agricultural GDP growing at a compound annual rate of 3.4% nationally and 8.4% in Wisconsin from 2009 to 2013, compared to a compounded annual growth rate of 2.0% for the overall economy during the same period. Further, according to a 2012 report from the University of Wisconsin-Madison, total revenue for the agricultural industry in Wisconsin was just over $59 billion in 2007 and had grown to $88.3 billion for 2012, representing approximately a 49% increase.

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

Our Products and Services

The Bank provides a wide range of consumer and commercial banking services to individuals, businesses, and industries. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, remote merchant deposit capture, internet banking, cash management services, safe deposit services, credit cards, debit cards, direct deposits, notary services, night depository, cashiers’ checks, drive-in tellers, banking by mail, and a full range of consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial loans as well as loans secured by residential and commercial real estate, and issues stand-by letters of credit. The Bank provides automated teller machine, or ATM, cards and is a member of the Pulse and Cirrus ATM networks thereby enabling customers to utilize the convenience of ATM access nationwide and internationally.

The revenues of the Bank are primarily derived from interest on loans and fees received in connection with loans, interest and dividends on its investment securities, and non-interest income primarily generated from loan sales and loan servicing rights. Most of the Bank’s investment portfolio is held in its wholly owned subsidiary of ICB Investment Corp. The principal sources of funds for the Bank’s lending activities are its deposits (primarily consumer deposits and brokered deposits), loan repayments, and income on and proceeds from the sale of investment securities. The Bank’s principal expenses are interest paid on deposits and operating and general administrative expenses. The Bank also generates non-interest income from Investors Insurance Services, LLC, which is a wholly-owned subsidiary of the Bank. Investors Insurance Services, LLC, provides crop insurance and milk margin products to the agricultural sector of Wisconsin.

As is the case with financial institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Wisconsin Department of Financial Institutions (“WDFI”) Banking Division. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits and in the origination of loans. For additional information about the competition we face, see the section of this Form 10-K entitled “Business—Competition.”

Lending Activities

Loans

A significant source of our revenues is the interest earned on the Bank’s loan portfolio. At December 31, 2015, our total assets were $884.9 million and our total loans were $748.2 million, or 84.6% of total assets. At December 31, 2014, our total assets were $771.8 million and our total loans were $648.1 million, or 84.0% of total assets.  At December 31, 2013, our total assets were $757.8 million and our total loans were $569.1 million, or 75.1% of total assets. The increase in total loans from December 31, 2014 to December 31, 2015, was $100.1 million (15.4%), and from December 31, 2013 to December 31, 2014, total loans increased $79.0 million (13.9%). For the periods indicated below, the net change in total loans (excluding the allowance for loan losses) was as follows:

	As of December 31,
	2015	2014	2013
	(dollars in thousands)
Total loans:
Balance, beginning of period	$648,122	$569,138	$613,490
Loan originations, net of repayments	170,144	96,117	38,269
Less: Loans sold, net of repayments	(66,640)	(15,165)	(51,154)
Less: Loans charged-off, net	(1,907)	(647)	(6,438)
Less: Transfers to other real estate owned	(1,530)	(1,321)	(25,029)
Balance, end of period	$748,189	$648,122	$569,138

For more information about our loan portfolio, see the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2015, 2014 and 2013—Net Loans.”

Lending activities are conducted pursuant to a written policy adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by the management loan committee or the board loan committee, depending on the size and risk classification of the loan.

At December 31, 2015 and the previous four years the composition of our loan portfolio was as follows:

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agricultural loans	$499,320	66.8%	$415,164	64.1%	$375,240	65.9%	$381,893	62.3%	$317,486	55.2%
Commercial real estate loans	161,741	21.6%	137,517	21.2%	102,645	18.0%	123,499	20.1%	134,791	23.4%
Commercial loans	51,978	6.9%	53,745	8.3%	51,008	9.0%	57,928	9.4%	55,560	9.7%
Residential real estate loans	34,631	4.6%	40,885	6.3%	39,901	7.0%	49,050	8.0%	66,252	11.5%
Installment and consumer other	519	0.1%	811	0.1%	344	0.1%	1,120	0.2%	973	0.2%
Total loans	$748,189	100.0%	$648,122	100.0%	$569,138	100.0%	$613,490	100.0%	$575,062	100.0%
Less: Allowance for loan losses	(10,405)		(10,603)		(10,495)		(12,521)		(9,090)
Net loans	$737,784		$637,519		$558,643		$600,969		$565,972

Loan Portfolio Concentrations

Our agricultural loan portfolio, while heavily dependent on the dairy industry, is the beneficiary of a number of mitigating factors to this concentration risk. First, our farm customers are diversified geographically throughout the state of Wisconsin, which we believe helps mitigate the weather-related risk impacting feed availability and cost. Secondly, the U.S. Department of Agriculture (the “USDA”) provides government support for a number of insurance type products that dairy producers can purchase, which we believe substantially mitigate weather and pricing risks for crops and pricing risks for milk. The availability of these types of products in addition to the ability to use the futures markets to hedge both milk price and feed cost brings some additional stability and predictability to the cash flow of farmers.

We originate and maintain large credit relationships with a number of customers in the ordinary course of our business. We have established a formal, internal house lending limit on loans to one borrower of $8 million, which is significantly lower than our legal lending limit of approximately $21 million as of December 31, 2015. Exceptions to this internal house limit may be made in the case of particularly strong credits. As of December 31, 2015, only nine relationships exceeded our internal house lending limit with total combined credit risk exposure of $99.1 million, or 79%, of total risk-based capital, and only seven of these relationships exceeded $10 million, with the largest being $15.7 million.

Loan Underwriting

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. We believe an important measurement for monitoring overall credit quality of our loan portfolio is the ratio of non-performing assets to total assets as nonperforming loans may ultimately progress to other real estate owned (“OREO”). Accordingly, the initial underwriting of loans is vital. Our non-performing assets to total assets as of December 31, 2015, December 31, 2014, and 2013 were 3.10%, 2.42%, and 2.92%, respectively. We have customized our loan underwriting to reflect the risks that are specific to each product type as described below.

Agricultural Lending. Our agricultural banking team consists of bankers, most of whom grew up on farms in Wisconsin, which provides a solid understanding of the nuances of the industry. As of the date of this filing, we have 11 agricultural banking officers driving the relationships with our customers, as well as three crop insurance sales representatives. Our philosophy is to bring the Bank to the customer, and most contacts are made on the farm. The deep relationships our team has with our agricultural customers, and the value each team member provides given his or her strong agricultural roots, creates a barrier to entry for our competitors. We believe this regular personal contact with our customers provides a high level of service and allows our bankers to monitor our credits more effectively.

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

Commercial Lending. Our commercial and industrial loans (“commercial loans”) are offered to established businesses by business bankers who have extensive experience in making commercial loans. Our commercial loan portfolio is comprised of conventional term loans, lines of credit and government guaranteed loans, primarily Small Business Administration (“SBA”) loans. These loans have either adjustable or fixed rates typically with terms of five years or less, although terms are generally longer with SBA guarantees. Commercial loans are underwritten on the basis of the borrower’s ability to make repayment for the cash flow of its business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory, as well as personal guarantees of the principals. The availability of funds for the repayment of commercial loans is substantially dependent on the success of the business itself, which is subject to adverse economic conditions. Commercial loans often involve larger loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio.

Commercial real estate mortgage loans (“CRE loans”) in our portfolio consist of fixed and adjustable interest rate loans that were originated at prevailing market interest rates. Our policy has been to originate CRE loans predominantly in our primary market area. CRE loans consist primarily of multi-family investment properties and investment retail, office, mini-storage and warehouse loans. These loans are generally underwritten to a maximum loan-to-value of 75% of the lower of appraised value or purchase price of the property securing the loan. In making CRE loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the collateral and our lending experience with the borrower. CRE loans entail significant additional risks compared to residential mortgage loans. The collateral underlying CRE loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the tenants.

Consumer Lending. While not a primary focus of ours, we do provide consumer and personal loans on a collateralized and non-collateralized basis. These loans are most often collateralized by primary residences, secondary residences, automobiles and recreational vehicles. Consumer loans are priced at prevailing market rates and are made to the individuals responsible for making the scheduled payments. Consumer and personal loans generally have a term of five years or less, with amortizations that match the useful life of the asset(s) being financed. Consumer loans represents less than 0.1% of our overall loan portfolio.

Concentrations. Loan concentrations are defined as amounts loaned to multiple borrowers engaged in similar activities that could cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2015, 2014, and 2013, except for agricultural real estate and agricultural production loans, which together comprised approximately 67%, 64%, and 66%, respectively, of our loan portfolio on each of those dates, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 25% of total loans.

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

Loan Servicing

As part of our growth and risk management strategy, we have actively developed a loan participation and loan sales network. Our ability to sell loan participations and whole loans benefits us by freeing up capital and funding to lend to new customers, but because we continue to service these loans, we are able to maintain a relationship with the customer. Additionally, we typically earn a gain on the sale of loans sold and receive a servicing fee that generally exceeds the cost of administering the loan and maintaining the customer relationship.

The following table shows the total portfolio of loans and loans serviced as of the dates indicated below:

	As of December 31,
	2015	2014	2013
	(dollars in thousands)
Total loans:	$748,189	$648,122	$569,138
Less: Non-qualified loan sales included below	(3,945)	(8,894)	(14,169)
Loans serviced:
Agricultural	480,133	413,933	382,094
Commercial	11,080	10,419	25,822
Commercial real estate	4,720	4,941	6,213
Total loans serviced	495,933	429,293	414,129
Total loans and loans serviced	$1,240,177	$1,068,521	$969,098

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. OREO properties are recorded on the balance sheet at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. Our OREO has decreased significantly over the past several years as we are experiencing fewer defaults, and we have sold much of the previously recorded OREO.  At December 31, 2015, December 31, 2014, and December 31, 2013, we had OREO of $2.9 million, $7.1 million, and $16.1 million, respectively.

Loans on nonaccrual status and OREO and certain other related information was as follows:

	As of December 31,
	2015		2014		2013
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(dollars in thousands)
Total loan on nonaccrual status	$24,579	3.29%	$11,555	1.78%	$6,056	1.06%
Other real estate owned	2,872	0.38%	7,137	1.10%	16,083	2.83%
Total non-performing assets	$27,451	3.67%	$18,692	2.88%	$22,139	3.89%
Loans past due 30-89 days	$1,222	0.16%	$412	0.06%	$312	0.05%
As a percent of total assets:
Total non-performing loans		2.78%		1.50%		0.80%
Total non-performing assets		3.10%		2.42%		2.92%
Allowance for loan losses as a percent of:
Total assets		1.18%		1.64%		1.84%
Non-performing loans		42.33%		91.76%		173.30%

At December 31, 2015, loans 30 to 89 days delinquent comprised of five customer relationships, which totaled $1.2 million. Management continually evaluates the collectability of its non-performing loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of non-performing and past-due loans, and changes in the size and composition of the loan portfolio.

Provision for loan losses for the years ended December 31, 2015, 2014, and 2013 totaled $(1.0) million, $589 thousand, and $4.2 million, respectively. For the year ended December 31, 2015, net loans recovered totaled $821 thousand.  For the years ended December 31, 2014 and 2013, net loans charged-off totaled $481 thousand and $6.2 million, respectively. At December 31, 2015, 2014, and 2013, we had non-performing loans (i.e., nonaccrual loans and loans 90 days or more past due) of $24.6 million, $11.6 million, and $6.1 million, respectively. Considering the nature of our loan portfolio, management believes that the allowance for loan losses at December 31, 2015 was adequate.

During the years ended December 31, 2015, 2014 and 2013, the activity in our allowance for loan losses was as follows:

	As of December 31,
	2015	2014	2013
	(dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,603	$10,495	$12,521
Actual charge-offs	(1,907)	(647)	(6,438)
Less: Recoveries	2,728	166	212
Net loan charge-offs	821	(481)	(6,226)
Provision for loan losses	(1,019)	589	4,200
Balance, end of period	$10,405	$10,603	$10,495

Deposit Activities

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans. As of December 31, 2015, 2014, and 2013, the distribution by type of deposit accounts was as follows:

	As of December 31,
	2015		2014		2013
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$307,044	45.7%	$296,921	49.0%	$321,257	52.1%
Brokered deposits	164,559	24.5%	125,396	20.7%	150,661	24.4%
Money market accounts	96,148	14.3%	69,742	11.5%	52,961	8.6%
Demand, noninterest-bearing	70,914	10.5%	81,534	13.5%	57,231	9.3%
NOW accounts and interest checking	27,592	4.1%	27,312	4.5%	28,688	4.7%
Savings	5,969	0.9%	4,564	0.8%	5,510	0.9%
Total deposits	$672,226	100.0%	$605,469	100.0%	$616,308	100.0%

Our deposits increased $66.8 million, or 11.0%, from $605.5 million at December 31, 2014 to $672.2 million at December 31, 2015, which was primarily the result of increased money market and brokered deposits.  Our deposits decreased during 2014, from $616.3 million at December 31, 2013 to $605.5 million at December 31, 2014, a decrease of $10.8 million or 1.8%. This decrease in total deposits from December 31, 2013 to December 31, 2014 resulted from decreases in brokered and time deposits of $25.3 million and $24.3 million, respectively, offset by increases in other deposits of $38.8 million.

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Brokered and Other Deposits

We use various funding sources including: (i) core deposits consisting of traditional bank deposit products, such as demand deposits, money market accounts and certificates of deposit, and (ii) wholesale funds consisting of brokered deposits, national CDs and Federal Home Loan Bank of Chicago (the “FHLB”) advances. Wholesale funding is used to supplement normal deposit accumulation by us and to assist in asset liability management. We use brokered deposits to obtain non-putable deposits (except for death and incompetence) with maturities and options that assist in the management of various balance sheet interest rate risks. These deposits may have a higher or lower interest rate than deposits obtained locally.  Brokered deposit balances were $164.6 million, $125.4 million, and $150.7 million at December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

FDIC regulations limit the ability of certain insured depository institutions under certain conditions to accept, renew, or roll over brokered deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  As of December 31, 2015 and December 31, 2014, the Bank met the definition of a “well capitalized” depository institution.

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

The following table sets forth the maturity of time deposits, including brokered time deposits as of December 31, 2015, 2014, and 2013:

	As of December 31,
	2015	2014	2013
	(dollars in thousands)
3 months or less	$48,729	$66,722	$55,896
Over 3 through 12 months	111,828	106,352	98,953
Over 1 year through 3 years	159,390	167,409	181,522
Over 3 years	106,386	43,156	96,333
Total	$426,333	$383,639	$432,704

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

Employees

At March 1, 2016, we had 97 full-time employees and 14 part-time employees. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be excellent.

Supervision and Regulation

General

FDIC-insured institutions, like the Bank, as well as their holding companies and their affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the WDFI, the Federal Reserve, the FDIC, and the Bureau of Consumer Financial Protection (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of the Company and the Bank. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s and the Bank’s business, the kinds and amounts of investments they may make, Bank reserve requirements, capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with insiders and affiliates and the Bank’s payment of dividends. In the last several years, the Company and the Bank have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.

This supervisory and regulatory framework subjects FDIC-insured institutions and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on capital levels.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of  banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banking organizations, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated that the Federal Reserve establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that were considered Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as Tier 1 Capital but the Company has to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The capital standards for the Company and the Bank changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 are:

•

A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and the Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publically traded companies).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;
•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total adjusted average quarterly assets equal to 4% in all circumstances.

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015.  However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized” under the Prompt Corrective Action rules discussed below. Bank regulatory agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for such organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Moreover, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);
•	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to:

•	7% for Common Equity Tier 1,
•	8.5% for Tier 1 Capital and
•	10.5% for Total Capital.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer.

As of December 31, 2015: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action.  An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. This regime applies to FDIC-insured institutions, not holding companies, and provides escalating powers to bank regulatory agencies as a bank’s capital diminishes. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring dismissal of senior executive officers or directors; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the BHCA.  The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where it might not otherwise do so. The Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding its operations as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau

(including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has not elected to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements.  Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as impacted by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporation Law, which prohibit us from paying dividends if such payment would: (1) render us unable to pay our debts as they become due in the usual course of business, or (2) result in our assets being less than the sum of our total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any shareholders with preferential rights superior to those shareholders receiving the dividend. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends, without prior consultation with the Federal Reserve, when (i) the bank holding company’s net income available to shareholders over the last four quarters (net of dividends paid) has not been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Monetary Policy.  The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General.  The Bank is a Wisconsin chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  As a Wisconsin-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.   For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act also permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).

Supervisory Assessments.  All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2015, the Bank paid supervisory assessments to the WDFI totaling approximately $37 thousand.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements.  Liquidity is a measure of the ability and ease with which assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the institution has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of institutions over a one-year horizon. These tests provide an incentive for institutions to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. The Bank is reviewing its liquidity risk management policies in light of the LCR and NSFR.

Stress Testing.  A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks. Although stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank has begun the process.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under Wisconsin banking law, the Bank generally may not pay dividends in excess of its undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the Bank may not declare or pay any dividend in the current year that exceeds year-to-date net income, except with the written consent of the WDFI. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

State Bank Investments and Activities.  The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Wisconsin law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. The Bank has the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves.  Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements.  The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.  Upon an exam in 2015, the Bank received a “satisfactory” Community Reinvestment Act rating.

Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), along with anti-money laundering and bank secrecy laws (“AML-BSA”), are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification and ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation among FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate.  Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2015, the Bank does not exceed these guidelines.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Bank does not currently expect the CFPB’s rules to have a significant impact on the Company’s operations, except for higher compliance costs.

Guidance on Sound Incentive Compensation Policies

As discussed above, the federal banking agencies have issued comprehensive guidance on incentive compensation policies. This guidance is designed to ensure that a financial institution’s incentive compensation structure does not encourage imprudent risk-taking, which may undermine the safety and soundness of the institution. The guidance, which applies to all employees that have the ability to materially affect an institution’s risk profile, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management, and (3) strong corporate governance.

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

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed above include, but are not limited to: the risk factors set forth below; any other risks identified in this report or in other filings we may make with the SEC; expected synergies, cost savings and other financial or other benefits of the proposed transaction between the Company and Fox River Valley not being realized within the expected timeframes or being less than projected; the requisite shareholder and regulatory approvals for the proposed transaction between the Company and Fox River Valley not being obtained; credit and interest rate risks associated with the Company’s and Fox River Valley’s respective businesses; customer borrowing, repayment, investment and deposit practices, and general economic conditions, either nationally or in the market areas in which the Company and Fox River Valley operate or anticipate doing business, being less favorable than expected; and new regulatory or legal requirements or obligations. All forward-looking statements contained in this report or which may be contained in future statements made for or on our behalf are based upon information available at the time the statement is made and we assume no obligation to update any forward-looking statements.

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

We primarily concentrate our lending activities in the state of Wisconsin, which is to some extent dominated by an agricultural economy. Historically, our senior management’s primary business lending experience has been in agricultural lending, with a specific expertise in and focus on dairy and dairy-related businesses. Although we attempt to maintain a diversified customer base and a diversified loan portfolio, we are more heavily dependent upon the agricultural economy than a typical commercial bank. At December 31, 2015, agricultural loans comprised $499 million, or approximately 66.8%, of our total loan portfolio.

The agricultural economy is subject to certain risks that are either inherently volatile or are beyond our ability, or the ability of farmers or other participants in the agricultural economy, to predict or control. Some of these risks include, but are not limited to:

•

Weather-Related Risks. Severe weather, including such things as drought, hail, excessive rain or other natural disasters, could impact the quantity and quality of feed necessary to support our borrowers’ dairy operations and, in turn, increase their expenses. If significant adverse weather-related events occur, it could impair the ability of borrowers to repay outstanding loans or impair the value of collateral securing loans and cause significant property damage, which could either result in loss of revenue or cause us to incur additional expenses.

•

Disease-Related Risks. The operations of our dairy farm and dairy-related borrowers depend primarily on their cattle. If the livestock were to contract an illness or disease, the borrowers would incur additional expenses, and the viability of their operations may be compromised if the disease is not properly managed. The existence of a widespread livestock disease or pandemic could have a significant impact on our borrowers’ ability to repay outstanding loans or impair the value of collateral securing loans, which could either result in loss of revenue or cause us to incur additional expenses.

•

Real Property Value. Our dairy farm and dairy-related borrowers tend to grow and produce much of their feed as opposed to purchasing it from third parties, unlike many dairy farmers in other parts of the country. While this means they are often less subject to fluctuations in feed prices, they require more land. Accordingly, declines in real property values in the areas in which we operate could result in a deterioration of the credit quality of our borrowers or an increase in the number of loan delinquencies, default and charge-offs, and could reduce the value of any collateral we realize following a default on agricultural loans.

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

•

Changing consumer preferences.  The business of dairy farms and dairy-related borrowers is subject to changing consumer preferences and nutritional and health-related concerns.  Periodically, medical and other studies are released which raise concerns over the healthfulness of cow’s milk in the human diet.  As a result of studies or other cultural influences, the dairy industry could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium and lactose content of such products, which could reduce demand for dairy products and negatively affect dairy related revenue.

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

Our lending is primarily to borrowers located or doing business in Wisconsin. Furthermore, at December 31, 2015, we had certain loan-type concentrations of credit risk, specifically in agricultural lending, which are described in more detail in the section of this Form 10-K entitled “Business—Lending Activities” and “Business—General—Market.” Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent upon agriculture, we could be disproportionately affected relative to others because these high concentrations present a risk to our lending operations. If any of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on local economy, and a regional or local economic downturn affecting Wisconsin may magnify the adverse effects and consequences to us.

We operate as a community-oriented business bank, with a focus on servicing both business customers and individuals in our market areas, which include our headquarters in Manitowoc, a full-service branch in Stevens Point, and a loan production office in each of Darlington, Eau Claire, Fond du Lac, and Sheboygan. Although we have a primary focus on agricultural and business banking, future growth opportunities will depend largely on market area penetration, market area growth and our ability to compete for traditional banking business within our market areas. We anticipate that as a result of this concentration, a downturn in the general economy in our market areas, including Wisconsin specifically, could increase the risk of loss associated with our loan portfolio. Although economic conditions in our markets have been generally stronger than those in other regions of the country recently, there can be no assurance that such conditions will continue to prevail.

Volatility in commodity prices may adversely affect our financial condition and results of operations.

At December 31, 2015, approximately 66.8% of our total loan portfolio was comprised of agricultural loans. Volatility in certain commodity prices, including milk, could adversely impact the ability of those borrowers to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated. For the 15-year period ended December 31, 2015, the per-year average class III milk price (a weighted average price of all uses of milk in a particular milk order) in the United States paid to producers has ranged from an average low price of $10.42 per hundred weight (cwt) in 2002 to an average high price of $22.34 per cwt in 2014, according to the University of Wisconsin - Madison.  “Hundredweight” or “cwt” is a measure equal to 100 pounds of milk shipped.  A decrease in milk prices may result in an increase in the number of non-performing loans in our agricultural portfolio, which could have a material adverse effect on our financial condition, earnings and capital.

Our business is significantly dependent on the real estate markets where we operate, as a large portion of our loan portfolio is secured by real estate.

At December 31, 2015, approximately 67% of our aggregate loan portfolio, comprising our agriculture real estate loans (including agricultural construction loans), commercial real estate loans and residential real estate loans, was primarily secured by interests in real estate predominantly located in Wisconsin.  Additionally, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in Wisconsin may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for farmland, commercial property and homes in Wisconsin, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Moreover, declines in real property values in Wisconsin could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or result of operations.

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

We have benefited from strong relationships with our customers, and also from our relationships with financial intermediaries. As a result, our reputation is an important component of our business. A key component of our business strategy is to leverage our reputation for customer service and knowledge of our customers’ needs and business to expand our presence by capturing new business opportunities from existing and prospective customers in and outside of our local market areas. We strive to conduct our business in a manner that enhances our reputation. We aim to enhance our reputation, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities and markets we serve, who are able to connect with customers through on-site visits and knowledge of our customers’ businesses, and who care about and deliver superior service to our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.

Our commercial real estate and commercial and industrial loans generally carry greater credit risk than loans secured by owner occupied one-to-four family real estate, and our credit risk may increase if we succeed in our plan to increase our commercial lending.

At December 31, 2015, $213.7 million, or approximately 28.6%, of our loan portfolio consisted of commercial real estate and commercial and industrial loans. Given their generally larger balances and the complexity of the underlying collateral, commercial real estate and commercial and industrial loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate.  For commercial real estate loans, the principal risk is that repayment is generally dependent on income from tenant leases being generated in amounts sufficient to cover operating expenses and debt service.  For commercial and industrial loans, the principal risk is that repayment is generally dependent upon the successful operation of the borrower’s business.  If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our operating results.

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

At December 31, 2015, our allowance for loan losses totaled $10.4 million, which represented 1.39% of gross loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, and could decrease our net income or reduce our capital.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2015, brokered deposits represented approximately 24.5% of our total deposits and equaled $164.6 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on the FHLB borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available or, if available, sufficient to support our continued growth.

A lack of liquidity could adversely affect our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The primary sources of our liquidity are customer deposits and loan repayments, in addition to borrowings. Our access to deposits and other funding sources in adequate amounts and on acceptable terms is affected by a number of factors, including rates paid by competitors, returns available to customers on alternative investments and general economic conditions. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our business, financial condition, results of operations and growth prospects.

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

In addition, we provide our customers the ability to bank remotely, including online over the internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. It is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.  We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by these incidents. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage, any or all of which could have a material adverse effect on our business.

We rely on other companies to provide certain key components of our business infrastructure.

Third-party service providers provide certain key components of our business infrastructure, such as data processing and deposit processing systems, mobile payment systems, internet connections, and network access. While we have selected these third-party service providers carefully, we do not control their operations. Any failure by these third parties to perform or provide agreed-upon goods and services for any reason or their poor performance of services could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party service providers could also entail significant delay and expense.

We may face risks with respect to future acquisitions.

Following the integration of Fox River Valley, we may continue to attempt to expand our business in Wisconsin or other states through mergers and acquisitions.  As with the merger with Fox River Valley, we anticipate that we will seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans, acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things, the risks with the Fox River Valley transaction and other possible risk such as:

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company, and we expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. These obligations increase our operating expenses and could divert management’s attention from other aspects of our business. However, the measures we take may not be sufficient to satisfy our obligations as a public company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC, and the NASDAQ Global Market, except for such requirements that we may elect not to comply with during the period we are an emerging growth company, which could require us to further upgrade our systems and/or hire additional staff, which would increase our operating costs. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs may cause us to incur losses. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The Dodd-Frank Act was enacted on July 21, 2010. The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act created a new federal CFPB, tightened capital standards, and generally increased oversight and regulation of financial institutions and financial activities.

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

In July 2013, each of the U.S. federal banking agencies adopted final rules implementing the recommendations of the International Basel Committee on Bank Supervision to strengthen the regulatory capital requirements of all banking organizations in the United States. The Basel III Rule will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publicly traded companies), and all savings and loan holding companies. The Basel III Rule became effective for the Company and Bank on January 1, 2015, and the rules will be fully phased-in by January 1, 2019.

The Basel III Rule creates a new regulatory capital standard based on Tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. The Basel III Rule also changes how a number of the regulatory capital components are calculated. Any significant increase in our capital requirements could reduce our growth and profitability and materially adversely affect our business, financial condition, results of operations and growth prospects. For more information about the regulations to which we are subject, see the section of this Form 10-K entitled “Business – Supervision and Regulation.”

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by our regulators to maintain adequate levels of capital to support our operations. We believe the net proceeds that we raised in our initial public offering are sufficient to permit us to maintain regulatory capital compliance after the merger transaction and for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth or to address losses.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations and our financial condition could be materially and adversely affected. In addition, if we are unable to raise additional capital if required by the Federal Reserve, we may be subject to adverse regulatory action.

Increased FDIC insurance assessments could significantly increase our expenses.

The Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, the Bank is subject to FDIC deposit insurance assessments.  We generally cannot control the amount of premiums the Bank will be required to pay for FDIC insurance.  The FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020.  Additional increases in assessment rates may be required in the future to achieve this targeted reserve ratio.  In addition, higher levels of bank failures in recent years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund.  The Bank may be required to pay even higher FDIC insurance premiums than the recently increased levels, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

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

The Company’s only source of funds to pay dividends is dividends or other distributions it may receive directly from the Bank. The Company’s payment of dividends in the future, if any, will be subject to legal, regulatory and contractual restrictions (including with respect to junior subordinated debentures (and related trust preferred securities (“TruPS”)), which are senior to our shares of preferred and common stock and have a preference on dividends), and will also depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Dividends are payable on shares at the discretion of our board of directors, subject to the provisions of the Wisconsin Business Corporation Law, and any regulatory restrictions.

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

Risks Related to the Merger

County may be unable to successfully integrate Fox River Valley’s operations and may not realize the anticipated benefits of acquiring Fox River Valley.

County and Fox River Valley entered into the merger agreement with the expectation that County would be able to successfully integrate Fox River Valley’s operations and that the merger would result in various benefits, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, and involve a number of risks, any of which could adversely affect, County’s business, including:

•

difficulties in integrating Fox River Valley’s operations, technologies, products, existing contracts, accounting processes and personnel and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning Fox River Valley’s customers;

•	diversion of financial and management resources from existing operations;

•	potential loss of key employees, customers and strategic alliances from either Fox River Valley’s or County’s current business;

•	assumption of unanticipated problems or latent liabilities; and

•	inability to generate sufficient revenue to offset acquisition costs.

Among the factors considered by the boards of directors of County and Fox River Valley in connection with their respective approvals of the merger agreement were the benefits that could result from the merger. County cannot give any assurance that these benefits will be realized within the time periods contemplated or even that they will be realized at all.

Fox River Valley will be subject to business uncertainties while the merger is pending, which could adversely affect its business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Fox River Valley, and, consequently, the combined company. Although Fox River Valley intends to take steps to reduce any adverse effects, these uncertainties may impair Fox River Valley’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with Fox River Valley to seek to change their existing business relationships with Fox River Valley. Employee retention at Fox River Valley’s subsidiary bank may be challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the bank or within the combined company following the merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters in Manitowoc, Wisconsin and leases its other locations.  The following table provides information related to its leased locations:

Location	Function	Lease Expiration Year
Stevens Point, WI	Full service banking location	2016
Darlington, WI	Loan production office	2016
Eau Claire, WI	Loan production office	2016
Fond du Lac, WI	Loan production office	2017
Sheboygan, WI	Loan production office	2016

In 2015, the Bank began construction on a new a branch in Stevens Point, and construction was completed in February 2016.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We are not presently party to, nor is any of our property the subject of, any legal proceedings, other than ordinary routine litigation incidental to our business, the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “ICBK.”  Our common stock was initially offered and sold to the public on January 16, 2015 at an initial price of $15.75 per share and has been publicly traded since that date.  Prior to that date, there was no public market in our common stock.  The table below shows, for the quarters indicated, the reported high and low sales prices of our common stock during the periods indicated, beginning on January 16, 2015, the first date of trading on NASDAQ, and the cash dividends paid per share.

	High	Low	Dividends Paid
Year ended December 31, 2015 (beginning January 16, 2015):
Fourth quarter	$24.20	$17.82	$0.04
Third quarter	20.00	16.46	0.04
Second quarter	20.33	17.90	0.04
First quarter	21.70	15.20	0.04

Holders

We had approximately 320 shareholders of record at March 23, 2016.  The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We pay quarterly dividends on our common stock, and in 2015 our Board of Directors declared dividends totaling $0.16 per share.  On February 16, 2016, our Board of Directors declared a quarterly dividend totaling $0.05 per share for shareholders of record as of February 26, 2016.

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

Dividends we can declare and pay will depend primarily upon receipt of dividends from the Bank. See the section of this report entitled “Supervision and Regulation—Regulation of the Bank—Dividends Payment” under Item 1, Business, of Part I. In addition, our ability to pay dividends currently or in the future may be materially limited by statutory or regulatory restrictions, and is subject to certain default provisions of our TruPS.

Use of Proceeds from Public Offering of Common Stock

On January 22, 2015, we closed our initial public offering (“IPO”), in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million.  Of the 1,357,000 shares sold, 1,210,750 shares were sold by the Company (including 177,000 shares subject to the underwriters’ over-allotment option, which was exercised in full on January 16, 2015) and 146,250 shares were sold by certain selling shareholders.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.  The offer and sale of all shares of the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-200081), which was declared effective by the SEC on January 15, 2015.  Robert W. Baird & Co. Incorporated and Sterne, Agee & Leach, Inc. served as joint book-running managers for the offering.

The net proceeds from our IPO were approximately $16.9 million (including the exercise of the underwriters’ over-allotment option) after deducting underwriting discounts and commissions of approximately $1.2 million and other offering expenses of approximately $1.0 million for total expenses of approximately $2.2 million.  As described in our final prospectus filed with the SEC on January 16, 2015 pursuant to Rule 424(b) under the Exchange Act, we intended to use the proceeds from our IPO to redeem the SBLF Preferred Stock and to provide additional working capital for the Company to service its ongoing overhead and interest expense.  On February 23, 2016, we redeemed all 15,000 shares of SBLF Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends, for a total redemption amount of $15,021,667.  In addition, we have used the remainder of the proceeds to provide additional working capital for the Company to service its ongoing overhead and interest expense.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The following repurchases took place during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (in millions)
October 1 - 31, 2015	—	$—	—	$—
November 1 - 30, 2015	5,488 (1)	18.62	—	—
December 1 - 31, 2015	—	—	—	—
(1)	Repurchase done pursuant to a cashless exercise of incentive stock options

ITEM 6. SELECTED FINANCIAL DATA

FOUR YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$33,767	$30,897	$31,972	$33,801
Interest expense	7,520	7,537	8,513	9,663
Net interest income	26,247	23,360	23,459	24,138
Provision for loan losses	(1,019)	589	4,200	4,200
Net interest income after provision for (recovery of) loan losses	27,266	22,771	19,259	19,938
Non-interest income	7,685	7,148	8,857	7,501
Non-interest expense	17,458	17,025	16,964	15,204
Income tax expense	6,519	4,684	4,140	4,601
Net income	$10,974	$8,210	$7,012	$7,634

Per Common Share Data:
Basic	$1.85	$1.73	$1.45	$1.56
Diluted	$1.82	$1.69	$1.43	$1.53
Cash dividends per common share	$0.16	$—	$—	$—
Book value per share	$17.16	$16.01	$14.28	$13.02
Weighted average common shares - basic	5,664,678	4,469,450	4,518,830	4,593,190
Weighted average common shares - diluted	5,777,802	4,580,917	4,609,913	4,674,300
Common shares outstanding, end of period	5,771,001	4,498,790	4,468,820	4,518,750

Selected Balance Sheet Data (at period end):
Total assets	$884,889	$771,756	$757,820	$755,237
Securities	83,281	81,282	73,007	62,098
Total loans	748,189	648,122	569,138	613,490
Allowance for loan losses	(10,405)	(10,603)	(10,495)	(12,521)
Total deposits	672,226	605,469	616,308	612,819
Other borrowings and FHLB advances	70,390	51,857	36,169	43,396
Subordinated debentures	12,372	12,372	12,372	12,372
Total shareholders' equity	107,024	80,043	71,809	65,851

Performance Ratios:
Return on average assets	1.35%	1.10%	0.94%	1.09%
Return on average common shareholders' equity (1)	11.27%	11.37%	10.47%	12.74%
Net interest margin	3.36%	3.29%	3.35%	3.59%
Interest rate spread	3.13%	3.07%	3.15%	3.35%
Non-interest income to average assets	0.95%	0.96%	1.19%	1.07%
Non-interest expense to average assets	2.15%	2.28%	2.24%	2.16%
Net overhead ratio (2)	1.20%	1.32%	1.05%	1.10%
Efficiency ratio (1)	49.95%	50.99%	47.43%	50.00%
Dividend payout ratio	8.79%	—	—	—

Asset Quality Ratios:
Nonperforming loans to total loans	3.29%	1.78%	1.06%	1.83%
Allowance for loan losses to:
Total loans	1.39%	1.64%	1.84%	2.04%
Nonperforming loans	42.33%	91.76%	173.30%	111.67%
Net charge-offs (recoveries) to average loans	(0.12)%	0.08%	1.05%	0.13%
Nonperforming assets to total assets (3)	3.10%	2.42%	2.92%	2.88%

Capital Ratios:
Shareholders' common equity to assets	11.19%	9.33%	8.42%	7.79%
Tier 1 risk-based capital (Bank)	13.94%	15.51%	16.18%	14.32%
Total risk-based capital (Bank)	15.19%	16.77%	17.44%	15.58%
Tier 1 Common Equity Ratio (Bank)	13.94%	N/A	N/A	N/A
Leverage ratio (Bank)	13.29%	13.96%	12.81%	12.31%

(1)

The return on average common shareholders’ equity and the efficiency ratio are not recognized under generally accepted accounting principles of the United States, or GAAP, and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of the return on average common shareholders’ equity and the efficiency ratio to their most comparable GAAP measures.

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

	For the Year Ended December 31,
	2015	2014	2013	2012
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$17,458	$17,025	$16,964	$15,204
Less: net gain (loss) on sales and write-downs of OREO	(510)	(1,468)	(1,636)	440
Adjusted non-interest expense (non-GAAP)	$16,948	$15,557	$15,328	$15,644

Net interest income	$26,247	$23,360	$23,459	$24,138
Non-interest income	7,685	7,148	8,857	7,501
Less: net securities losses	—	—	—	(354)
Operating revenue	$33,932	$30,508	$32,316	$31,285
Efficiency ratio	49.95%	50.99%	47.43%	50.00%

Return on average common shareholders’ equity is a non-GAAP financial measure calculated using non-GAAP based amounts.  The most directly comparable GAAP based measure is return on average shareholders’ equity.  We calculate return on average common shareholders’ equity by excluding the average preferred shareholders’ equity and the related dividends.  Management uses the return on average common shareholders’ equity in order to review our core operating results.  Management believes that this is a better measure of our performance.

	For the Year Ended December 31,
	2015	2014	2013	2012
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	9.45%	9.02%	8.24%	9.64%
Effect of excluding average preferred shareholders' equity	1.82%	2.35%	2.23%	3.10%
Return on average common shareholders' equity	11.27%	11.37%	10.47%	12.74%

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

	For the Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Pre-tax income	$17,493	$12,894	$11,152	$12,235
Net interest margin	3.36%	3.29%	3.35%	3.59%
Efficiency ratio (1)	49.95%	50.99%	47.43%	50.00%
Return on average assets	1.35%	1.10%	0.94%	1.09%
Return on average common shareholders' equity (1)	11.27%	11.37%	10.47%	12.74%
Basic earnings per share	$1.85	$1.73	$1.45	$1.56
Diluted earnings per share	$1.82	$1.69	$1.43	$1.53
Non-performing asset to total assets (2)	3.10%	2.42%	2.92%	2.88%

(1)

This measure is not recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Four Years Selected Consolidated Financial Data” for a reconciliation of this measure to its most directly comparable GAAP measure.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects our earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of all or some of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of probable incurred losses in the loan portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to, detailed reviews of individual loans, historical and current trends in loan charge-offs for the various portfolio segments evaluated, the level of the allowance in relation to total loans and to historical loss levels, levels and trends in non-performing and past due loans, volume of and migratory direction of adversely graded loans, external factors including regulatory requirements, reputation, and competition, and management’s assessment of economic conditions. Our board of directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available for sale and certain impaired loans. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. See Note 19 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Merger Agreement

On November 19, 2015, the Company and County Acquisition LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fox River Valley Bancorp, Inc. (“Fox River Valley”), pursuant to which the Company will acquire Fox River Valley and its wholly-owned bank subsidiary, The Business Bank.

The Company and Fox River Valley filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4, which included a proxy statement/prospectus, which became effective on January 29, 2016. Fox River Valley called a special shareholder meeting and approved the merger on March 17, 2016.

Merger Consideration. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, County has agreed to pay $28.9 million dollars in the form of 50% cash and 50% common stock of the Company.  The merger consideration is subject to downward adjustment if Fox River Valley’s adjusted equity is below a certain threshold.

Board of Directors. Upon consummation of the merger, the makeup of the board of directors will expand to include two new directors who sat on the board of Fox River Valley.

Closing Conditions. Consummation of the Merger is subject to certain mutual closing conditions, including, without limitation, (i) the approval of the merger by the shareholders of Fox River Valley; (ii) the registration statement on Form S-4 shall become effective; (iii) the absence of any legal proceeding prohibiting the Merger; and (iv) the receipt of all required regulatory approvals.

In addition to these mutual conditions, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of each party’s representations and warranties; and (ii) each party’s compliance with its covenants and agreements contained in the Merger Agreement.

Representations, Warranties and Covenants. The Merger Agreement includes detailed representations, warranties and covenant provisions that are customary for transactions of this type.

Termination. The Merger Agreement contains certain termination rights for both County and Fox River Valley, including, among others, the right to terminate, by either party, (i) if required regulatory approvals are not obtained; (ii) if the merger is not consummated on or before June 30, 2016; (iii) upon a breach by either County or Fox River Valley of their respective representations, warranties, covenants or other agreements contained in the Merger Agreement; or (iv) if County or Fox River Valley becomes subject to a law or order that prevents the merger from being consummated.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 20, 2015.

The representations and warranties set forth in the Merger Agreement have been made solely for the benefit of the parties to the Merger Agreement. In addition, such representations and warranties (i) have been made only for the purpose of the Merger Agreement; (ii) have been qualified by the disclosures made to the other party in connection with the Merger Agreement; (iii) are subject to materiality qualifications contained in the Merger Agreement, which may differ from what may be viewed as material by investors; and (iv) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties and not for purpose of establishing such matters as facts. Based upon the foregoing reasons, you should not rely on the representations and warranties as statements of factual information. Investors should read the Merger Agreement together with the other information concerning County that it publicly files in reports and statements with the SEC.

Comparison of Financial Condition at December 31, 2015, 2014, and 2013

Total Assets.  Total assets increased $113.1 million, or 14.66%, from $771.8 million at December 31, 2014 to $884.9 million at December 31, 2015.  The increase was primarily the result of loan growth of $100.1 million, an increase of loans held for sale of $5.1 million, and an increase of cash and due from banks of $4.4 million.

Total assets increased $14.0 million, or 1.85%, from $757.8 million at December 31, 2013 to $771.8 million at December 31, 2014.  Loan increases of $78.9 million during the year were offset by a decrease in cash and due from banks of $61.3 million, limiting growth in total assets.

Net Loans.  Total net loans increase by $100.3 million, or 15.7%, from $637.5 million at December 31, 2014 to $737.8 million at December 31, 2015.  The increase is attributed to a 20.3% growth in our agricultural portfolio and 17.6% increase in our commercial real estate loan portfolio, offset by small decreases in our commercial, residential real estate, and consumer loans.

Total net loans increased by $78.9 million, or 14.1%, from $558.6 million at December 31, 2013 to $637.5 million at December 31, 2014. The increase in loans was due primarily to strong growth in the agricultural and commercial real estate loan portfolios and reduced loan sale activity.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$499,320	66.8%	$415,164	64.1%	$375,240	65.9%	$381,893	62.3%	$317,486	55.2%
Commercial real estate loans	161,741	21.6%	137,517	21.2%	102,645	18.0%	123,499	20.1%	134,791	23.4%
Commercial loans	51,978	6.9%	53,745	8.3%	51,008	9.0%	57,928	9.4%	55,560	9.7%
Residential real estate loans	34,631	4.6%	40,885	6.3%	39,901	7.0%	49,050	8.0%	66,252	11.5%
Installment and consumer other	519	0.1%	811	0.1%	344	0.1%	1,120	0.2%	973	0.2%
Total gross loans	$748,189	100.0%	$648,122	100.0%	$569,138	100.0%	$613,490	100.0%	$575,062	100.0%
Allowance for loan losses	(10,405)		(10,603)		(10,495)		(12,521)		(9,090)
Loans, net	$737,784		$637,519		$558,643		$600,969		$565,972

The following table sets forth loan origination activity:

	As of December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Total loans:
Balance, beginning of period	$648,122	$569,138	$613,490	$575,061
Loan originations, net of repayments	170,144	96,117	38,269	91,835
Less: Loans sold, net of repayments	(66,640)	(15,165)	(51,154)	(43,418)
Less: Loans charged-off, net	(1,907)	(647)	(6,438)	(1,520)
Less: Transfers to other real estate owned	(1,530)	(1,321)	(25,029)	(8,468)
Balance, end of period	$748,189	$648,122	$569,138	$613,490

The majority of our loan participations and sales relate to agricultural customers. When customers request additional funding, generally for expansion of their operations, the existing loan participations are usually repurchased, with the consent of the participating institution, to allow for repackaging of the loans. This allows the new loans, including the additional funding, to be re-participated at a later time. The decision to re-participate a loan is dependent on many factors, including in-house lending limits and longer-term interest rate options provided to the borrower. As reflected by the balances of “Loans sold, net of repayments”, we increased the amount of loans we participated in 2015 in order to generate liquidity to fund loan growth.

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

The loan servicing portfolio is shown below:

	As of December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Total loans:	$748,189	$648,122	$569,138	$613,490
Less: Non-qualified loan sales included below	(3,945)	(8,894)	(14,169)	(18,396)
Loans serviced:
Agricultural	480,133	413,933	382,094	308,514
Commercial	11,080	10,419	25,822	37,969
Commercial real estate	4,720	4,941	6,213	16,491
Total loans serviced	495,933	429,293	414,129	362,974
Total loans and loans serviced	$1,240,177	$1,068,521	$969,098	$958,068

Loan Maturity. The following table sets forth certain information at December 31, 2015 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	As of December 31, 2015
	Due In One Year or Less	More Than One Year to Five Years	Due After Five Years	Total
	(dollars in thousands)
By Loan Portfolio Class:
Agricultural	$324,396	$131,900	$43,027	$499,323
Commercial real estate	31,963	102,478	27,297	161,738
Commercial	26,883	19,037	6,058	51,978
Residential real estate	17,104	15,702	1,825	34,631
Installment and consumer other	68	85	366	519
Total loans	$400,414	$269,202	$78,573	$748,189
By Interest Rate Type:
Fixed	$330,292	$241,101	$61,694	$633,087
Adjustable loans at floor	19,357	16,697	5,923	41,977
Adjustable	50,765	11,404	10,956	73,125
Total loans	$400,414	$269,202	$78,573	$748,189

Securities. Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $83.3 million at December 31, 2015 from $81.3 million at December 31, 2014 as the result of additional investment security purchases of $11.3 million, which were partially offset by normal maturities and paydowns during 2015.

Securities increased to $81.3 million at December 31, 2014 from $73.0 million at December 31, 2013. The increase in the portfolio was due to additional investment security purchases less normal pay downs during year ended December 31, 2014.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$46,185	$46,312	$41,751	$41,849	$33,449	$33,735
Mortgage-backed securities	34,728	34,966	36,889	37,428	37,601	37,255
U.S. Government and agency securities	2,003	2,003	2,006	2,005	2,008	2,017
Total available for sale	$82,916	$83,281	$80,646	$81,282	$73,058	$73,007

At December 31, 2015, 2014, and 2013, we had no investments in a single company or entity (other than the U.S. government or an agency of the U.S. government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2015. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2015
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Municipal securities	$4,006	1.79%	$38,325	1.42%	$3,854	1.70%	$—	—	$46,185	1.48%
Mortgage-backed securities	—	—	610	4.15%	2,208	4.02%	31,910	2.21%	34,728	2.36%
U.S. Government and agency securities	999	0.50%	1,004	0.90%	—	—	—	—	2,003	0.70%
Total	$5,005	1.53%	$39,939	1.45%	$6,062	2.54%	$31,910	2.21%	$82,916	1.69%

Deposits.  Deposits increased $66.8 million, or 11.0% to $672.2 million at December 31, 2015 from $605.5 million at December 31, 2014.  An increase of $77.4 million of interest bearing deposits was partially offset by a $10.6 million decrease in noninterest bearing deposits.  Deposits decreased $10.8 million, or 1.8% to $605.5 million at December 31, 2014 from $616.3 million at December 31, 2013.

The shift in our deposit balance mix below illustrates the challenge we face in securing core deposits in our highly competitive market.  In 2015, loan growth outpaced core deposit growth causing us to rely more heavily on brokered deposits.   At December 31, 2015 brokered deposits totaled $164.6 million, or 24.5% of total deposits; whereas, at December 31, 2014 brokered deposits were $125.4 million, or 20.7% of total deposits.  Our long-term strategy is to increase core deposit balances through our focus on customer relationships, in order to secure less volatile and less costly funding and reduce our reliance on brokered deposits.

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Time deposits	$307,044	45.7%	$296,921	49.0%	$321,257	52.1%	$313,168	51.1%
Brokered deposits	164,559	24.5%	125,396	20.7%	150,661	24.4%	167,887	27.4%
Money market accounts	96,148	14.3%	69,742	11.5%	52,961	8.6%	53,604	8.7%
Demand, noninterest-bearing	70,914	10.5%	81,534	13.5%	57,231	9.3%	54,276	8.9%
NOW accounts and interest checking	27,592	4.1%	27,312	4.5%	28,688	4.7%	18,853	3.1%
Savings	5,969	0.9%	4,564	0.8%	5,510	0.9%	5,031	0.8%
Total deposits	$672,226	100.0%	$605,469	100.0%	$616,308	100.0%	$612,819	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products for the periods indicated.

	For the Year Ended December 31,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$299,076	48.0%	1.37%	$305,284	50.6%	1.32%
Brokered deposits	147,505	23.7%	1.06%	138,683	23.0%	1.23%
Money market accounts	79,438	12.8%	0.43%	65,592	10.9%	0.45%
Demand, noninterest-bearing	62,430	10.0%	—	59,956	9.9%	—
NOW accounts and interest checking	28,893	4.6%	0.38%	28,254	4.7%	0.40%
Savings	5,341	0.9%	0.18%	5,740	0.9%	0.18%
Total deposits	$622,683	100.0%	1.00%	$603,509	100.0%	1.13%

	For the Year Ended December 31,
	2013
	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$316,751	52.9%	1.34%
Brokered deposits	155,017	25.9%	1.33%
Money market accounts	53,078	8.9%	0.51%
Demand, noninterest-bearing	47,563	7.9%	—
NOW accounts and interest checking	21,230	3.5%	0.37%
Savings	5,236	0.9%	0.22%
Total deposits	$598,875	100.0%	1.21%

The following table sets forth the maturity of time deposits of $100,000 or more, including brokered time deposits for the period indicated.

December 31, 2015
(dollars in thousands)
3 months or less	$36,453
Over 3 through 6 months	18,000
Over 6 months through 12 months	62,298
Over 12 months	187,858
Total	$304,609

Borrowings. The Bank had fixed rate advances outstanding from the FHLB-Chicago in the amount of $66.4 million, $28.0 million, and $22.0 million on December 31, 2015, December 31, 2014, and December 31, 2013, respectively. The terms of security agreements with the FHLB require the Bank to pledge collateral for such borrowings consisting of qualifying first mortgage loans, certain securities available for sale, and all stock in the FHLB. We did not have overnight advances with the FHLB at December 31, 2015, December 31, 2014, or December 31, 2013.

As of December 31, 2015, 2014, and 2013, the Bank also had a $50 million line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral. Our available credit due to our pledged securities totaled $15.8 million, $17.8 million, and $18.3 million at December 31, 2015, 2014, and 2013, respectively. The total outstanding advances were $15 million at December 31, 2014.  We had no borrowings from the Federal Reserve Bank of Chicago as of December 31, 2015 or 2013.

We also have other borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as we maintain effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in our loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	For the Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
FHLB Advances:
Balance at end of period	$66,445	$28,000	$22,000
Average outstanding during the period	$44,331	$19,922	$24,121
Maximum outstanding at any month-end	$66,445	$28,000	$25,000
Weighted average interest rate during the period	1.37%	1.61%	1.80%
Weighted average interest rate at end of period	1.39%	1.71%	1.80%

Other Borrowings:
Balance at end of period	$3,945	$23,857	$14,169
Average outstanding during the period	$8,088	$12,279	$17,500
Maximum outstanding at any month-end	$24,414	$23,857	$24,770
Weighted average interest rate during the period	3.41%	4.73%	4.96%
Weighted average interest rate at end of period	4.97%	2.33%	4.96%

Subordinated Debentures. In September 2005 and June 2006, we formed two wholly owned subsidiary business trusts, County Bancorp Statutory Trust II (“Trust II”) and County Bancorp Statutory Trust III (“Trust III”), respectively, for the purpose of issuing capital securities which qualify as Tier 1 capital. Trust II issued at par $6.0 million of floating rate capital securities. The capital securities of Trust II are nonvoting, mandatorily redeemable in 2035, and are guaranteed by us. Trust III issued at par $6.0 million of floating rate capital securities. The capital securities of Trust III are nonvoting, mandatorily redeemable in 2036, and are also guaranteed by us.

We own all of the outstanding common securities of Trust II and Trust III. The trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“debentures”) issued by the Company. These debentures are the trusts’ only assets, and interest payments from these debentures finance the distributions paid on the capital securities. These debentures are unsecured, rank junior, and are subordinate in the right of payment to all of our senior debt.

The capital securities of Trust II and Trust III have been structured to qualify as Tier 1 capital for regulatory purposes. However, the securities cannot be used to constitute more than 25% of the Company’s “core” Tier 1 capital according to regulatory requirements. We used the proceeds of the Trust II issue for general corporate purposes, and we used the proceeds of the Trust III issue to redeem the securities of County Bancorp Statutory Trust I.

Comparison of Operating Results for the Years Ended December 31, 2015, 2014, and 2013

Net Income.  Net income increased $2.8 million, or 33.7%, to a record level or $11.0 million for the year ended December 31, 2015 from the year ended December 31, 2014.  This represents earnings per share of $1.85 (basic) and $1.82 (diluted).  The increase is primarily due to loan recoveries of $2.7 million that we were able to collect throughout 2015.  We believe that recoveries of this magnitude was a one-time event, and it is unlikely we will experience each year in the future.

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

Net income before taxes increased $4.6 million, or 35.7%, to $17.5 million for the year ended December 31, 2015 from the year ended December 31, 2014.  Net income before taxes increased $1.7 million or 15.6% from $11.2 million for the year ended December 31, 2013 to $12.9 million for the year ended December 31, 2014.

Interest and Dividend Income.  Total interest and dividend income increased $2.9 million, or 9.3%, to $33.8 million for the year ended December 31, 2015 compared to 2014.  The increase is primarily the result of an increase in the average loan balance of $89.3 million which was partially offset by an erosion of the average yield on loans of 23 basis points for the year ended December 31, 2015 compared to year ended December 31, 2014.

Total interest and dividend income decreased $1.1 million, or 3.4%, to $30.9 million for the year ended December 31, 2014 compared to 2013.  Despite an average loan balance increase of $703 thousand, the decrease in interest on loans is primarily due to a decrease in the average yield on loans which declined 21 basis points for the year ended December 31, 2014 compared to the same period in 2013.  The decrease in interest on loans was partially offset by a $100 thousand, or 9.1%, increase on interest on securities for the year ended December 31, 2014 from the year ended December 31, 2013.

Interest Expense. Total interest expense for the year ended December 31, 2015 remained unchanged from the year ended December 31, 2014, at $7.5 million.  Interest expense on interest-bearing accounts increased $84 thousand, or 1.4%, and interest expense on FHLB advances increased by $284 thousand, or 88.2%, between the two periods due to increased average balances despite a decrease of 24 basis points in the average rate; however, this increase was partially offset by a decrease in interest on non-qualified loan sales and subordinated debentures.

Total interest expense decreased $0.2 million to $7.5 million from $8.5 million for the years ended December 31, 2014 and 2013, respectively.  Interest expense on interest-bearing deposit accounts decreased to $6.2 million for the year ended December 31, 2014, from $6.7 million for the year ended December 31, 2013. The decrease was primarily due to the impact of maturing certificates of deposit renewing at lower rates, a shift in deposit mix toward core deposits and deposit rate reductions in core deposits.

Interest expense on FHLB advances decreased $113 thousand, or 26.0%, to $322 thousand for the year ended December 31, 2014 from $435 thousand for the year ended December 31, 2013. The average rate decreased 19 basis points to 1.61% for the year ended December 31, 2014 compared to 1.80% for the year ended December 31, 2013.

Income.  Net interest and dividend income for the year ended December 31, 2015 increased $2.9 million, or 12.4%, to $26.2 million from the same period in 2014.

Our average interest-earning assets increased by $70.2 million, or 9.9%, to $780.4 million for the year ending December 31, 2015 compared to the same period of 2014.  This is compared to averages of $710.2 million and $701.3 million for the years ended December 31, 2014 and 2013, respectively.  Our net interest rate spread increased to 3.13% for the year ended December 31, 2015 from 3.07% for the year ended December 31, 2014 but decreased from 3.15% at December 31, 2013. Our net interest margin increased to 3.36% for the year ended December 31, 2015 from 3.29% and 3.35% for the years ended December 31, 2014 and 2013, respectively.  The increases in our interest rate spread and net interest margin reflects yields of interest-earning assets increasing faster than yields of interest-bearing liabilities in this rate-compressed environment.

Provision for Loan Losses.  Based on our analysis of the components of the allowance for loan losses described in “Allowance for Loan Losses,” we recorded a provision for loan losses of $(1.0) million for the year ended December 31, 2015, as the result of our improved credit quality and $2.7 million in loan recoveries which was partially offset by $1.9 million in loans charged-off.  Of the $2.7 million in loan recoveries, $1.6 million was from a single customer, and we do not anticipate such large recoveries recurring in the future.  The total allowance for loan losses was $10.4 million, or 1.39% of total loans, at December 31, 2015.  Total non-performing loans, excluding performing troubled debt restructurings, were $24.6 million at December 31, 2015.  This was a $13.0 million increase from December 31, 2014, primarily as the result of one large relationship being downgraded; however, we anticipate that it will be resolved in the first half of 2016.  The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses inherent in the loan portfolio at December 31, 2015.

We recorded $0.6 million in provision for loan losses at for the year ended December 31, 2014 and $4.2 million for the year ended December 31, 2013.  The allowance for loan losses was $10.6 million, or 1.64% of total loans, at December 31, 2014.  This compares to an allowance for loan losses of $10.5 million, or 1.84% of total loans, at December 31, 2013.  Total non-performing loans, excluding performing troubled debt restructurings, were $11.6 million at December 31, 2014 and $6.1 million at December 31, 2013.

Non-Interest Income.  Non-interest income increased $537 thousand, or 7.5%, to $7.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, which reported non-interest income of $7.1 million.  For the year ended December 31, 2013, non-interest income was $8.9 million.  The primary factor contributing to annual fluctuation in non-interest income is the Bank’s volume and activity in loan servicing fees and loan servicing rights income.

Non-Interest Expense. Non-interest expense increased $433 thousand, or 2.5%, to $17.5 million for the year ended December 31, 2015 from $17.0 million for the year ended December 31, 2014.  The increase is primarily due to a $560 thousand increase in salaries and related benefits as the result of seven additional full-time employees and increase performance based compensation in 2015.  In addition, professional fees in 2015 increased by $675 thousand in part due to our pending acquisition and the result of being a public company.  These increases were partially offset by $934 thousand decrease in write-downs of other real estate owned due to fewer properties held.

For the year ended December 31, 2014, non-interest expense remained relatively consistent from the year ended December 31, 2013 with an increase of less than $0.1 million, or 0.4%, year over year.

Income Taxes. Income tax expense for the year ended December 31, 2015 was $6.5 million, an increase of $1.9 million from the year ended December 31, 2014.  For the year ended December 31, 2014, income tax expense was $4.7 million, an increase of $0.6 million from December 31, 2013.  The effective tax rates as a percent of pre-tax income were approximately 37%, 36%, and 37%, for the years ended December 31, 2015, 2014, and 2013, respectively.

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

	For the Year Ended December 31,
	2015			2014			2013
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$82,812	$1,401	1.69%	$77,060	$1,371	1.78%	$65,586	$1,246	1.90%
Loans (2)	680,279	32,301	4.75%	590,974	29,416	4.98%	590,270	30,614	5.19%
Interest bearing deposits due from other banks	17,333	65	0.38%	42,208	110	0.26%	45,403	112	0.25%
Total interest-earning assets	$780,424	$33,767	4.33%	$710,242	$30,897	4.35%	$701,259	$31,972	4.56%
Allowance for loan losses	(10,309)			(10,566)			(11,956)
Other assets	41,416			46,717			54,427
Total assets	$811,531			$746,393			$743,730

Liabilities
Savings, NOW, money market, interest checking	$158,610	$746	0.47%	$134,378	$639	0.48%	$110,541	$556	0.50%
Time deposits	401,643	5,492	1.37%	409,175	5,515	1.35%	440,771	6,127	1.39%
Total interest-bearing deposits	$560,253	$6,238	1.11%	$543,553	$6,154	1.13%	$551,312	$6,683	1.21%
Other borrowings	8,088	276	3.41%	12,279	581	4.73%	17,500	867	4.95%
FHLB advances	44,331	606	1.37%	19,992	322	1.61%	24,121	435	1.80%
Junior subordinated debentures	12,372	400	3.23%	12,372	480	3.88%	12,372	528	4.27%
Total interest-bearing liabilities	$625,044	$7,520	1.20%	$588,196	$7,537	1.28%	$605,305	$8,513	1.41%
Non-interest bearing deposits	62,430			59,956			47,564
Other assets	7,947			7,185			5,782
Total liabilities	695,421			655,337			658,651

SBLF preferred stock (3)	15,000			15,000			15,000
Shareholders' equity	101,110			76,056			70,079
Total liabilities and equity	$811,531			$746,393			$743,730
Net interest income		26,247			23,360			23,459
Interest rate spread (4)			3.13%			3.07%			3.15%
Net interest margin (5)			3.36%			3.29%			3.35%
Ratio of interest-earning assets to interest -bearing liabilities	1.25			1.21			1.16
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances and interest received on such loans.

(3)	The SBLF preferred stock refers to our Series C noncumulative perpetual preferred stock issued to the U.S. Treasury through the U.S. Treasury’s Small Business Lending Fund Program.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2015 v. 2014			Year Ended December 31, 2014 v. 2013
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$88	$(58)	$30	$196	$(71)	$125
Loans	4,151	(1,266)	2,885	37	(1,235)	(1,198)
Federal funds sold and interest-bearing deposits with banks	(182)	137	(45)	(10)	8	(2)
Total interest income	4,057	(1,187)	2,870	$223	$(1,298)	(1,075)
Interest Expense:
Savings, NOW, money market and interest checking	$114	$(7)	$107	$111	$(28)	$83
Time deposits	(108)	85	(23)	(430)	(182)	(612)
Other borrowings	(168)	(137)	(305)	(70)	(43)	(113)
FHLB advances	325	(41)	284	(248)	(38)	(286)
Junior subordinated debentures	—	(80)	(80)	—	(48)	(48)
Total interest expense	$163	$(180)	$(17)	$(637)	$(339)	$(976)
Net interest income	$3,894	$(1,007)	$2,887	$860	$(959)	$(99)

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Among our most prominent risk exposures are market risk, credit risk, interest rate risk and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due. Interest rate risk is the potential reduction of net interest income or the reduction in the value of assets and liabilities as a result of changes in interest rates. Market risk refers to potential losses arising from changes in interest rates, commodity prices, real estate prices and/or other relevant market rates or prices. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due. Other risks that we face are operational risk, cyber risk, and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Cyber-risk is the risk of technological intrusion resulting in loss of customer information, loss of data, denial of service attacks, and cyber-theft. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

The Bank takes a proactive approach to managing problem loans. Delinquent loans greater than 15 days are reviewed by the management team weekly. When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to a current status. Bankers make the initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional points of contact are generally made, the loan risk rating is reassessed, and a plan of collection is identified and pursued for each individual loan. The loan relationship may be downgraded and transferred to a special assets officer, depending on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan and other factors. Collection efforts may lead to a demand of repayments, the initiation of litigation and/or foreclosure on collateral securing the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the assets or real property securing the loan generally are sold by the Bank in a commercially reasonable manner. While we develop loan workout arrangements for most problem loans, we also consider the sale of the non-performing loans. Management regularly informs the board of directors of the amount and status of delinquent loans, all loans rated special mention or worse, all nonaccrual loans, all troubled debt restructures, and all OREO. When a credit is downgraded to “special mention” and/or “substandard” it is generally transferred to a special assets officer.

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

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonaccrual loans:
Agricultural loans	$17,705	$1,293	$1,076	$1,374	$3,875
Commercial loans	3,712	3,409	1,826	3,213	2,816
Commercial real estate loans	3,162	5,163	326	5,404	12,385
Residential real estate loans	—	1,690	2,828	1,221	5,739
Installment and Consumer Other	—	—	—	—	48
Total nonaccrual loans	$24,579	$11,555	$6,056	$11,212	$24,863
Other real estate owned	2,872	7,137	16,083	10,517	6,543
Total non-performing assets (1)	$27,451	$18,692	$22,139	$21,729	$31,406
Loans 90+ days past due and still accruing	—	—	—	—	—
Performing troubled debt restructured loans	610	846	4,020	5,147	10,868
Total non-performing assets and performing troubled debt restructurings	$28,061	$19,538	$26,159	$26,876	$42,274
Non-performing loans to total loans	3.29%	1.78%	1.06%	1.83%	4.32%
Non-performing loans and loans past due 90 days and still accruing to total loans	3.29%	1.78%	1.06%	1.83%	4.32%
Non-performing assets to total assets (1)(2)	3.10%	2.42%	2.92%	2.88%	4.63%
Total non-performing assets and performing troubled debt restructurings to total assets	3.17%	2.53%	3.45%	3.56%	6.24%

(1)	Non-performing assets are defined as nonaccrual loans plus OREO.
(2)	Loans are presented before allowance for loan losses and do not include deferred loan origination costs (fees).

Interest income that would have been recorded for the years ended December 31, 2015, 2014, and 2013, had nonaccrual loans been current according to their original terms, amounted to $1.7 million, $778 thousand, and $497 thousand, respectively. No income related to nonaccrual loans was included in interest income for the years ended December 31, 2015, 2014, and 2013.

Total nonaccrual loans increased from December 31, 2014 to December 31, 2015 due primarily to one agricultural relationship of approximately $11.6 million that was downgraded to “substandard” and placed on nonaccrual.  The credit is currently operating under a forbearance agreement, and in March 2016, one of the two farms securing the loans was sold, resulting in a pay down of approximately $6.5 million.  It is anticipated that other farm will be sold during the second quarter of 2016.  Total nonaccrual loans increased from December 31, 2013 to December 31, 2014, primarily due to one commercial real estate relationship of approximately $4.7 million being downgraded to “substandard” and placed on nonaccrual.

The Bank is actively managing the OREO portfolio, and the number and dollar amount of OREO properties has declined each quarter since third quarter 2013. As of December 31, 2015, OREO totaled $2.9 million compared to $7.1 million at December 31, 2014, and $16.1 million at December 31, 2013. We expect the balance of the OREO in our portfolio and the related expenses to decline as we continue to sell more properties than we are obtaining through foreclosure.

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

The following table shows the aggregate amounts of our substandard and special mention loans.

	As of December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Classified and special mention loans:
Substandard	$30,402	$24,844	$23,980	$22,901
Special mention	13,911	12,843	28,103	38,302
Total classified and special mention loans	$44,313	$37,687	$52,083	$61,203

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	As of December 31, 2015 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent
	(dollars in thousands)
Agricultural loans	$983	80.5%	$2,405	29.0%	$3,388	35.6%
Commercial real estate loans	234	19.1%	2,418	29.1%	2,652	27.9%
Commercial loans	—	0.0%	3,476	41.9%	3,476	36.5%
Residential real estate	5	0.4%	—	0.0%	5	0.1%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$1,222	100.0%	$8,299	100.0%	$9,521	100.1%

	As of December 31, 2014 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent
	(dollars in thousands)
Agricultural loans	$364	88.3%	$238	3.5%	$602	8.4%
Commercial real estate loans	—	0.0%	2,592	38.5%	2,592	36.3%
Commercial loans	42	10.2%	3,366	50.0%	3,408	47.7%
Residential real estate	6	1.5%	534	8.0%	540	7.6%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$412	100.0%	$6,730	100.0%	$7,142	100.0%

	As of December 31, 2013 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent
	(dollars in thousands)
Agricultural loans	$68	21.9%	$400	8.5%	$468	9.5%
Commercial real estate loans	—	0.0%	326	7.1%	326	6.6%
Commercial loans	—	0.0%	1,826	39.4%	1,826	36.9%
Residential real estate	244	78.1%	2,083	45.0%	2,327	47.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$312	100.0%	$4,635	100.0%	$4,947	100.0%

	As of December 31, 2012 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent
	(dollars in thousands)
Agricultural loans	$32	1.7%	$927	14.5%	$959	11.5%
Commercial real estate loans	1,567	81.8%	1,060	16.5%	2,627	31.5%
Commercial loans	318	16.5%	3,205	50.0%	3,523	42.3%
Residential real estate	—	0.0%	1,221	19.0%	1,221	14.7%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$1,917	100.0%	$6,413	100.0%	$8,330	100.0%

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

As disclosed in the notes to the financial statements, our allowance for loan losses our allowance for loan losses is comprised primarily of general reserves of $8.1 million with a limited amount of specific reserves totaling $2.3 million at December 31, 2015. This compares to $7.7 million of general reserves and $2.9 million of specific reserves at December 31, 2014.

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

Unallocated Component. The “unallocated” reserve component was discontinued effective December 31, 2013.

Discussion of Allowance for Loan Losses. At December 31, 2015, our allowance for loan losses was $10.4 million, or 1.4% of loans and 42.3% of nonaccrual loans.  The ratio of allowance for loan losses to nonaccrual loans is lower than in prior years due to the one agricultural relationship totaling $11.6 million that was placed on nonaccrual at year-end.  The credit is currently operating under a forbearance agreement, and in March 2016, one of the two farms securing the loans was sold, resulting in a pay down of approximately $6.5 million.  It is anticipated that other farm will be sold during the second quarter of 2016.  At December 31, 2014 and 2013, our allowance for loan losses was $10.6 million and $10.5 million, or 1.6% and 1.8% of loans and 91.8% and 173.3% of nonaccrual loans, respectively.  Nonaccrual loans at December 31, 2015 were $24.6 million, or 3.3% of loans, compared to $11.6 million, or 1.8% of loans at December 31, 2014, and $6.1 million, or 1.1% of loans, at December 31, 2013.

Between December 31, 2014 and December 31, 2015, the Bank’s OREO portfolio declined from $7.1 million to $2.9 million, a reduction of $4.2 million, or 59.8%. The reduction in the Bank’s OREO portfolio was the result of ongoing sales, a general reduction of new properties being foreclosed upon, and the write-down of some OREO balances to reflect the receipt of updated appraisals

Many of the factors that are evaluated in our analysis of the allowance for loan loss have stabilized and begun showing signs of improvement, including economic and business conditions and our most recent historical loss experience. Notwithstanding the improvement in the quantitative, qualitative and environmental factors, we anticipate we will resume making provisions to the allowance for loan losses to support growth in the loan portfolio in the near future, as circumstances warrant.

The allowance for loan losses is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	As of December 31, 2015			As of December 31, 2014			As of December 31, 2013
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$6,355	61.10%	1.27%	$3,456	32.59%	0.83%	$3,144	29.95%	0.84%
Commercial real estate loans	2,237	21.50%	1.38%	3,326	31.37%	2.42%	3,254	31.01%	3.17%
Commercial loans	1,268	12.20%	2.44%	2,420	22.82%	4.50%	2,172	20.70%	4.26%
Residential real estate	533	5.10%	1.54%	1,392	13.13%	3.40%	1,819	17.33%	4.56%
Installment and consumer other	12	0.10%	2.31%	9	0.09%	1.11%	3	0.03%	0.87%
Unallocated	—	0.00%	0.00%	—	0.00%	0.00%	103	0.98%	0.00%
Total	$10,405	100.0%	1.39%	$10,603	100.0%	1.64%	$10,495	100.0%	1.84%

	As of December 31, 2012			As of December 31, 2011
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$3,333	26.62%	0.87%	$1,946	21.41%	0.61%
Commercial real estate loans	4,838	38.64%	3.92%	3,766	41.42%	2.79%
Commercial loans	2,283	18.23%	3.94%	1,316	14.48%	2.37%
Residential real estate	1,755	14.02%	3.58%	1,954	21.50%	3
Installment and consumer other	13	0.10%	1.16%	6	0.07%	0.62%
Unallocated	299	2.39%	0.00%	102	1.12%	0.00%
Total	$12,521	100.0%	2.04%	$9,090	100.0%	1.58%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Balance, beginning of period	$10,603	$10,495	$12,521	$9,090	$13,245
Provision for (recovery of) loan losses	(1,019)	589	4,200	4,200	4,475
Loans charged off:
Agriculture loans	1,145	115	—	—	634
Commercial real estate loans	162	141	3,361	1,144	2,441
Commercial loans	415	339	132	94	878
Residential real estate loans	178	52	2,945	282	4,740
Installment and consumer other	7	—	—	—	—
Total loans charged off	$1,907	$647	$6,438	$1,520	$8,693
Recoveries:
Agriculture loans	61	21	16	72	19
Commercial real estate loans	743	126	185	352	28
Commercial loans	1,197	18	3	296	16
Residential real estate loans	727	1	8	32	—
Installment and consumer other	—	—	—	(1)	—
Total recoveries	$2,728	$166	$212	$751	$63
Net loans charged off (recovered)	$(821)	$481	$6,226	$769	$8,630
Allowance for loan losses, end of period	$10,405	$10,603	$10,495	$12,521	$9,090
Net charge-offs (recoveries) to average loans	(0.12)%	0.08%	1.05%	0.13%	1.47%
Allowance for loan losses to total loans	1.39%	1.64%	1.84%	2.04%	1.58%

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

Another important source of interest rate risk relates to the potential exercise of explicit or embedded options for prepayment or withdrawal. For example, most residential real estate loans can be prepaid without penalty, and most consumer deposits can be withdrawn without penalty. The exercise of such options by customers can exacerbate the timing differences discussed above.

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

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning December 31, 2015 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$40,375	40.41%	$90,611	54.38%
+300 bps	37,231	29.48%	81,943	39.61%
+200 bps	34,065	18.47%	73,239	24.78%
+100 bps	30,875	7.38%	64,499	9.89%
Base	28,754	0.00%	-	0.00%
-100 bps	29,092	1.18%	59,838	1.95%

As of December 31, 2015, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that our level of interest rate risk is acceptable using this approach.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. As with the net interest income simulation model, the estimates of changes in the economic value of our equity require certain assumptions to be made. These assumptions include loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Our economic value of equity analysis as of December 31, 2015 is set forth below. The impact on our economic value of equity under all scenarios referenced in the table below are within policy guidelines.

Rate Shift (1)	Economic Value of Equity	% Change In
	(dollars in thousands)
+400 bps	$150,048	22.83%
+300 bps	144,110	17.96%
+200 bps	137,466	12.53%
+100 bps	130,031	6.44%
Base	122,164	0.00%
-100 bps	119,729	(1.99)%

(1)	The calculated changes assume an immediate and proportional shock of the static yield curve.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.  At December 31, 2015, the Bank had fixed rate advances outstanding with FHLB of $66.4 million and no borrowings outstanding at the Federal Reserve Bank of Chicago.   The Bank had unused collateral of $238.2 million with FHLB and a $50 million line-of-credit available with the Federal Reserve Bank of Chicago at December 31, 2015.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.1 million, $15.5 million, and $14.3 million, for the years ended December 31, 2015, 2014, and 2013, respectively. Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $(103.7) million, $(81.1) million, and $16.8 million, for the years ended December 31, 2015, 2014, and 2013, respectively. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB and Federal Discount advances, was $101.1 million, $4.3 million, and $(4.0) million, for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 leverage capital of $115.0 million, or 13.29% of average total assets, which is above the required level of $43.3 million, or 5.0% of average total assets, and total risk-based capital of $125.4 million, or 15.19% of risk-weighted assets, which is above the required level of $82.5 million, or 10.0% of risk-weighted assets. The Bank had Tier 1 risk-based capital of $115.0 million, or 13.94% of risk-weighted assets, which is above the required level of $66.0 million, or 8.0% of risk-weighted assets, and Tier 1 common equity of $115.0 million, or 13.94% of risk-weighted assets, which is above the required level of $53.6 million, or 6.5% of risk-weighted assets at December 31, 2015.  For a discussion of certain other sources of liquidity, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Borrowings.”

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and interest and payment of dividends to preferred shareholders. There are certain restrictions on the payment of dividends by the Bank to us, which are described in the section captioned “Supervision and Regulation—Regulation and Supervision of the Bank—Dividend Payments.” At December 31, 2015, there were $63.6 million of retained earnings available for the payment of dividends by the Bank to us. The Bank paid us $1.2 million in dividends during each year ended December 31, 2015 and 2014.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit. For information about our off-balance sheet arrangements, see Note 13 to our Consolidated Financial Statements located elsewhere in this Form 10-K.

At December 31, 2015, we had outstanding commitments to originate loans and unadvanced funds on loans of $179.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2015 totaled $160.6 million. If a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2015, we had no irrevocable and stand-by-letters of credit from the FHLB.

For the years ended December 31, 2015, 2014, and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

County Bancorp, Inc.

Manitowoc, Wisconsin

We have audited the accompanying consolidated balance sheets of County Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of County Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CliftonLarsonAllen LLP

Milwaukee, Wisconsin

March 23, 2016

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$14,907	$10,480
Securities available for sale, at fair value	83,281	81,282
FHLB Stock, at cost	3,507	1,252
Loans held for sale	9,201	4,114
Loans, net of allowance for loan losses of $10,405 as of December 31, 2015, $10,603 as of December 31, 2014	737,784	637,519
Premises and equipment, net	7,165	4,596
Loan servicing rights	8,145	7,746
Other real estate owned, net	2,872	7,137
Cash surrender value of bank owned life insurance	11,155	10,863
Deferred tax asset, net	2,048	2,321
Accrued interest receivable and other assets	4,824	4,446
Total assets	$884,889	$771,756

LIABILITIES
Deposits:
Noninterest-bearing	$70,914	$81,534
Interest-bearing	601,312	523,935
Total deposits	672,226	605,469
Other borrowings	3,945	23,857
Advances from FHLB	66,445	28,000
Subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	7,877	7,015
Total liabilities	762,865	676,713

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized and issued, $15,000 redemption amount	$15,000	$15,000

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 6,192,609 shares issued and 5,771,001 shares outstanding as of December 31, 2015 and 4,908,560 shares issued and 4,498,790 shares outstanding as of December 31, 2014	19	5
Surplus	34,717	16,970
Retained earnings	68,825	59,254
Treasury stock, at cost, 421,608 and 409,770 shares, respectively	(4,758)	(4,572)
Accumulated other comprehensive income	221	386
Total shareholders' equity	107,024	80,043
Total liabilities and shareholders' equity	$884,889	$771,756

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

	2015	2014
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$32,301	$29,416
Taxable securities	964	897
Tax-exempt securities	437	474
Federal funds sold and other	65	110
Total interest and dividend income	33,767	30,897

INTEREST EXPENSE
Deposits	6,238	6,154
FHLB advances and other borrowed funds	882	903
Subordinated debentures	400	480
Total interest expense	7,520	7,537
Net interest income	26,247	23,360
Provision for loan losses	(1,019)	589
Net interest income after provision for loan losses	27,266	22,771
NON-INTEREST INCOME
Services charges	1,039	788
Gain on sale of loans, net	429	321
Loan servicing fees	5,323	4,938
Other	894	1,101
Total non-interest income	7,685	7,148
NON-INTEREST EXPENSE
Employee compensation and benefits	10,769	10,209
Occupancy	338	299
Write-down of other real estate owned	256	1,190
Other	6,095	5,327
Total non-interest expense	17,458	17,025
Income before income taxes	17,493	12,894
Income tax expense	6,519	4,684
NET INCOME	$10,974	$8,210

NET INCOME PER SHARE:
Basic	$1.85	$1.73
Diluted	$1.82	$1.69
Dividends paid per share	$0.16	$-

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015 and 2014

	2015	2014
	(dollars in thousands)
Net income	$10,974	$8,210
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(270)	687
Income tax (expense) benefit	105	(270)
Total other comprehensive income (loss)	(165)	417
Comprehensive income	$10,809	$8,627

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2013	$8,000	$5	$16,004	$51,514	$(3,683)	$(31)	$71,809
Net income	—	—	—	8,210	—	—	8,210
Other comprehensive income	—	—	—	—	—	417	417
Stock compensation expense, net of tax	—	—	154	—	—	—	154
Purchase of treasury stock (44,790 shares)	—	—	—	—	(889)	—	(889)
Cash dividends declared on preferred stock	—	—	—	(320)	—	—	(320)
Cash dividends declared on SBLF preferred stock	—	—	—	(150)	—	—	(150)
Proceeds from sale of common stock (44,790 shares)	—	—	812	—	—	—	812
Balance at December 31, 2014	$8,000	$5	$16,970	$59,254	$(4,572)	$386	$80,043
Net income	—	—	—	10,974	—	—	10,974
Other comprehensive income	—	—	—	—	—	(165)	(165)
Stock compensation expense, net of tax	—	—	360	—	—	—	360
Purchase of treasury stock (11,838 shares)	—	—	32	—	(186)	—	(154)
Cash dividends declared on common stock	—	—	—	(918)	—	—	(918)
Cash dividends declared on preferred stock	—	—	—	(320)	—	—	(320)
Cash dividends declared on SBLF preferred stock	—	—	—	(165)	—	—	(165)
Proceeds from sale of common stock (1,284,049 shares)	—	14	17,355	—	—	—	17,369
Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

	2015	2014
	(dollars in thousands)
Cash flows from operating activities
Net income	$10,974	$8,210
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	592	611
Provision for loan losses	(1,019)	589
Realized loss on sales of other real estate owned	254	278
Write-down of other real estate owned	256	1,190
Realized gain on sales of premises and equipment	(2)	—
Increase in cash surrender value of bank owned life insurance	(293)	(286)
Deferred income tax expense	380	731
Stock compensation expense, net	360	154
Net amortization of securities	569	512
Net change in:
Accrued interest receivable and other assets	(378)	(407)
Loans held for sale	(5,087)	3,238
Loan servicing rights	(399)	(217)
Accrued interest payable and other liabilities	862	853
Net cash provided by operating activities	7,069	15,456
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	8,435	11,566
Purchases of securities available for sale	(11,274)	(19,664)
Purchases of FHLB stock	(2,255)	—
Loan originations and principal collections, net	(100,775)	(80,786)
Proceeds from sales of premises and equipment	8	65
Purchases of premises and equipment	(3,167)	(1,038)
Capitalized additions to other real estate owned	(39)	(438)
Proceeds from sales of other real estate owned	5,324	9,237
Net cash used in investing activities	(103,743)	(81,058)
Cash flows from financing activities
Net increase in demand and savings deposits	24,062	38,226
Net increase (decrease) in certificates of deposits	42,694	(49,065)
Net change in other borrowings	(19,912)	9,688
Proceeds from FHLB Advances	795,695	11,000
Repayment of FHLB Advances	(757,250)	(5,000)
Proceeds from sale of treasury stock	(154)	(889)
Proceeds from issuance of common stock	17,369	812
Dividends paid on common stock	(918)	—
Dividends paid on preferred stock	(320)	(320)
Dividends paid on SBLF preferred stock	(165)	(150)
Net cash provided by financing activities	101,101	4,302
Net change in cash and cash equivalents	4,427	(61,300)
Cash and cash equivalents, beginning of period	10,480	71,780
Cash and cash equivalents, end of period	$14,907	$10,480

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,435	$7,531
Income taxes	5,860	4,497
Noncash investing activities:
Transfer from loans to other real estate owned	$1,530	$1,321
Loans charged off	1,907	647

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Nature of Business and Significant Concentrations of Credit Risk

The Company is the sole shareholder of Investors Community Bank (“the Bank”) and County Acquisition LLC, a Wisconsin limited liability company. The Bank is the sole shareholder of ICB Investments Corp, a wholly-owned Nevada subsidiary and sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies. The Company commenced operations in May of 1996; the Bank commenced operations in March of 1997. ICB Investments Corp commenced operations in 2001. In July of 2010, the Bank formed Investors Insurance Services, LLC for the sole purpose of protecting the Bank from liability risk when selling crop insurance. Selling crop insurance had historically been a business function performed within the Bank and is not a new service. In September of 2011, the Bank formed ABS 1, LLC, for the sole purpose of holding real estate and personal property for sale which was obtained through repossession.  In November 2015, the Company formed County Acquisition LLC, for the sole purpose of acquiring Fox River Valley Bancorp, Inc.

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

The Company has no other significant activities other than ownership of the Bank. Note 4 discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in.

Agricultural loans, including agricultural operating, real estate and construction, represent 67% and 64% of our total loan portfolio at December 31, 2015 and 2014, respectively. Commercial real estate, including commercial construction loans, represents 22% and 21% of our total loan portfolio at December 31, 2015 and 2014, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, County Acquisition LLC, and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has two wholly-owned subsidiaries, County Bancorp Statutory Trust II and County Bancorp Statutory Trust III, that are both Delaware statutory trusts, which have not been consolidated in accordance with accounting guidance related to variable interest entities.

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

The Company files income taxes returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2012.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of transfer, it must represent a proportionate (pro rata) ownership interest in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Advertising Costs

Advertising costs are expensed as incurred.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Stock Split

On April 1, 2014, the board of directors approved a 10-for-1 stock split of the Company’s common stock effective April 4, 2014. The accompanying financial statements give effect to this stock split.

Segments

The Company’s operations consist of one segment, community banking.

New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. This update will be effective for annual periods beginning after December 31, 2014 for public companies and early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs), along with any related valuation allowance, as noncurrent in a balance sheet. This ASU eliminates current guidance requiring deferred taxes for each jurisdiction to be presented as a net current asset or liability and a net noncurrent asset or liability. As a result, each jurisdiction would have one net noncurrent DTA or DTL balance. The ASU does not change the existing requirement that only permits offsetting DTAs and DTLs within a particular jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the effects of this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the effects of this ASU will have on its financial statements and disclosures, if any.

NOTE 2—ACQUISITION

On November 19, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, County Acquisition LLC, a wholly-owned subsidiary of the Company, and Fox River Valley Bancorp, Inc., a Wisconsin corporation (“Fox River Valley”), pursuant to which the Company will acquire Fox River Valley and its wholly-owned bank subsidiary, The Business Bank.  Under the terms of the Merger Agreement, the Company will acquire 100% of Fox River Valley’s outstanding common stock for aggregate consideration of $28.9 million.

The purpose of the merger is for strategic reasons beneficial to the Company. The acquisition is consistent with its growth plans to expand into the desirable markets of Appleton and Green Bay, Wisconsin and diversify its loan portfolio to decrease its agricultural concentration.  The Company believes it is well-positioned to achieve stronger financial performance and enhance shareholder value through synergies of the combined operations.

Fox River Valley’s shareholders approved the Merger Agreement on March 17, 2016.  The merger transaction is appropriately not reflected in the Company’s December 31, 2015 financial statements as it is not expected to close until the second quarter of 2016 and is subject to customary closing and regulatory approvals.

NOTE 3—RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2015 and 2014, these reserve balances amounted to $7,432,000 and $6,478,000, respectively.

NOTE 4—SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$2,003
Municipal securities	46,185	185	(58)	46,312
Mortgage-backed securities	34,728	356	(118)	34,966
	$82,916	$541	$(176)	$83,281
December 31, 2014
U.S. government and agency securities	$2,006	$1	$(2)	$2,005
Municipal securities	41,751	237	(139)	41,849
Mortgage-backed securities	36,889	636	(97)	37,428
	$80,646	$874	$(238)	$81,282

The amortized cost and fair value of securities at December 31, 2015 and 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
December 31, 2015
Due in one year or less	$5,005	$5,017
Due from one to five years	39,329	39,400
Due from five to ten years	3,854	3,898
Due after ten years	—	—
Mortgage-backed securities	34,728	34,966
	$82,916	$83,281
December 31, 2014
Due in one year or less	$2,007	$2,011
Due from one to five years	41,750	41,843
Due from five to ten years	—	—
Due after ten years	—	—
Mortgage-backed securities	36,889	37,428
	$80,646	$81,282

There were no sales for realized gains or losses for the year ended December 31, 2015 and 2014 of securities available for sale.

At December 31, 2015 and 2014, the carrying amount of securities pledged to secure the FHLB advances was $0 and $11,739,000, respectively, in addition to the FHLB stock. At December 31, 2015 and 2014, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $15,764,000 and $17,837,000, respectively.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

Securities available for sale that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$—	$2,003	$—
Municipal securities	14,153	(53)	711	(5)	14,864	(58)
Mortgage-backed securities	11,291	(86)	2,039	(32)	13,330	(118)
	$27,447	$(139)	$2,750	$(37)	$30,197	$(176)
December 31, 2014
U.S. government and agency securities	$997	$(2)	$—	$—	$997	$(2)
Municipal securities	16,724	(100)	3,736	(39)	20,460	(139)
Mortgage-backed securities	6,698	(33)	5,651	(64)	12,349	(97)
	$24,419	$(135)	$9,387	$(103)	$33,806	$(238)

The unrealized loss on the investments at December 31, 2015 and 2014 is due to normal fluctuations and pricing inefficiencies. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 or 2014.

Other-Than-Temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interest in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.

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

At December 31, 2015, 43 debt securities had unrealized losses with aggregate depreciation of 0.58% from the Company’s amortized cost basis. At December 31, 2014, 51 debt securities had unrealized losses with aggregate depreciation of 0.70% from the Company’s amortized cost basis. These unrealized losses related principally to Government National Mortgage Association mortgage-backed and municipal debt securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the intent and ability to hold debt securities until maturity for the foreseeable future if classified as available for sale, the decline is not deemed to be other-than-temporary.

NOTE 5—LOANS

The components of the loan portfolio were as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Agricultural loans	$499,320	$415,164
Commercial real estate loans	161,741	137,517
Commercial loans	51,978	53,745
Residential real estate loans	34,631	40,885
Installment and consumer other	519	811
Total gross loans	748,189	648,122
Allowance for loan losses	(10,405)	(10,603)
Loans, net	$737,784	$637,519

The following table presents the aging of the recorded investment in past due loans at December 31, 2015 and 2014:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
December 31, 2015
Agricultural loans	$978	$5	$2,405	$3,388	$495,932	$499,320
Commercial real estate loans	—	234	2,418	2,652	159,089	161,741
Commercial loans	—	—	3,476	3,476	48,502	51,978
Residential real estate loans	5	—	—	5	34,626	34,631
Installment and consumer other	—	—	—	—	519	519
Total	$983	$239	$8,299	$9,521	$738,668	$748,189

December 31, 2014
Agricultural loans	$355	$9	$238	$602	$414,562	$415,164
Commercial real estate loans	—	—	2,592	2,592	134,925	137,517
Commercial loans	—	42	3,366	3,408	50,337	53,745
Residential real estate loans	6	—	534	540	40,345	40,885
Installment and consumer other	—	—	—	—	811	811
Total	$361	$51	$6,730	$7,142	$640,980	$648,122

The following table lists information on nonaccrual, restructured, and certain past due loans:

	December 31,
	2015	2014
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$8,299	$6,730
Nonaccrual loans 30-89 days past due	1,212	200
Nonaccrual loans, less than 30 days past due	15,068	4,625
Restructured loans not on nonaccrual status	610	846
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loan:

	December 31,
	2015	2014
	(dollars in thousands)
Agricultural loans	$17,705	$1,293
Commercial real estate loans	3,162	5,163
Commercial loans	3,712	3,409
Residential real estate loans	—	1,690
Installment and consumer other	—	—
Total	$24,579	$11,555

All nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances are as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Impaired loans without a specific allowance	$3,760	$6,532
Impaired loans with a specific allowance	26,642	18,312
Total impaired loans	30,402	24,844
Specific allowance related to impaired loans	$2,302	$2,894

The average recorded investment in total impaired loans for the years ended December 31, 2015 and 2014 amounted to approximately $27,623,000 and $38,565,000, respectively.  Interest income recognized on total impaired loans for the years ended December 31, 2015 and 2014 amounted to approximately $1,664,000 and $1,326,000, respectively. For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $1,682,000 and $778,000 for the years ended December 31, 2015 and 2014, respectively.

The following tables present loans individually evaluated for impairment by class of loans at December 31, 2015 and 2014:

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$918	$883	$-
Commercial real estate loans	333	333	—
Commercial loans	2,970	2,544	—
	$4,221	$3,760	$-

With an allowance recorded
Agricultural loans	$24,232	$19,841	$1,055
Commercial real estate loans	4,433	3,864	357
Commercial loans	3,780	2,937	890
	32,445	26,642	2,302
Total	$36,666	$30,402	$2,302

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$1,682	$1,653	$-
Commercial real estate loans	570	342	-
Commercial loans	4,796	4,460	-
Residential real estate loans	77	77	-
	$7,125	$6,532	$-

With an allowance recorded
Agricultural loans	$11,305	$9,244	$242
Commercial real estate loans	2,709	2,699	519
Commercial loans	5,380	4,450	1,848
Residential real estate loans	3,866	1,919	285
	23,260	18,312	2,894
Total	$30,385	$24,844	$2,894

Changes in the allowance for loan losses are as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of year	$10,603	$10,495
Provision for (recovery of) loan losses	(1,019)	589
Loans charged off	(1,907)	(647)
Recoveries	2,728	166
Balance, end of period	$10,405	$10,603

Changes in the allowance for loan losses by portfolio segment were as follows:

	December 31, 2015
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$3,456	3,983	$(1,145)	$61	$6,355
Commercial real estate loans	3,326	(1,670)	(162)	743	2,237
Commercial loans	2,420	(1,934)	(415)	1,197	1,268
Residential real estate loans	1,392	(1,408)	(178)	727	533
Installment and consumer other	9	10	(7)	—	12
Total	$10,603	$(1,019)	$(1,907)	$2,728	$10,405

	December 31, 2014
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$3,144	$406	$(115)	$21	$3,456
Commercial real estate loans	3,254	87	(141)	126	3,326
Commercial loans	2,172	569	(339)	18	2,420
Residential real estate loans	1,819	(376)	(52)	1	1,392
Installment and consumer other	3	6	—	—	9
Unallocated	103	(103)	—	—	—
Total	$10,495	$589	$(647)	$166	$10,603

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

	December 31, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Agricultural loans	$1,055	$5,300	$6,355
Commercial real estate loans	357	1,880	2,237
Commercial loans	890	378	1,268
Residential real estate loans	—	533	533
Installment and consumer other	—	12	12
Total ending allowance for loan losses	2,302	8,103	10,405
Loans:
Agricultural loans	20,724	478,596	499,320
Commercial real estate loans	4,197	157,544	161,741
Commercial loans	5,481	46,497	51,978
Residential real estate loans	—	34,631	34,631
Installment and consumer other	—	519	519
Total loans	30,402	717,787	748,189
Net loans	$28,100	$709,684	$737,784

	December 31, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Allowance for loan losses:
Agricultural loans	$242	$3,214	$3,456
Commercial real estate loans	519	2,807	3,326
Commercial loans	1,848	572	2,420
Residential real estate loans	285	1,107	1,392
Installment and consumer other	—	9	9
Total ending allowance for loan losses	2,894	7,709	10,603
Loans:
Agricultural loans	10,897	404,267	415,164
Commercial real estate loans	3,041	134,476	137,517
Commercial loans	8,910	44,835	53,745
Residential real estate loans	1,996	38,889	40,885
Installment and consumer other	—	811	811
Total loans	24,844	623,278	648,122
Net loans	$21,950	$615,569	$637,519

Troubled Debt Restructurings

The Company had allocated $654,000 and $538,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2015 and 2014, respectively. The Company had no additional lending commitments at December 31, 2015 and 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached, the TDR is classified as a restructured loan. At December 31, 2015, there were $2,926,000 TDR loans, of which $2,316,000 were classified as nonaccrual and $610,000 were classified as restructured and accruing. There were no unfunded commitments on these loans. At December 31, 2014, there were $4,573,000 TDR loans, of which $3,727,000 were classified as nonaccrual and $846,000 were classified as restructured and accruing, and there were no unfunded commitments on these loans.

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

Satisfactory. Credits classified as satisfactory show an average probability of ongoing ability to meet and/or exceed obligations.

Low Satisfactory. Credits classified as low satisfactory may have more inconsistent earnings, but have a fair probability of ongoing ability to meet and/or exceed obligations.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows:

	As of December 31, 2015
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
Agricultural loans	$441,528	$30,762	$6,306	$20,724	$499,320
Commercial real estate loans	139,061	13,956	4,527	4,197	161,741
Commercial loans	40,496	5,468	533	5,481	51,978
Residential real estate loans	27,514	4,572	2,545	—	34,631
Installment and consumer other	518	1	—	—	519
Total	$649,117	$54,759	$13,911	$30,402	$748,189

	As of December 31, 2014
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
Agricultural loans	$342,598	$59,078	$2,591	$10,897	$415,164
Commercial real estate loans	104,609	23,540	6,327	3,041	137,517
Commercial loans	36,205	7,568	1,062	8,910	53,745
Residential real estate loans	29,738	6,288	2,863	1,996	40,885
Installment and consumer other	811	—	—	—	811
Total	$513,961	$96,474	$12,843	$24,844	$648,122

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,		Estimated
	2015	2014	Useful Life
	(dollars in thousands)
Land	$896	$896	N/A
Construction in process	2,944	—	N/A
Bank premises	3,748	3,718	35-40 years
Furniture, fixtures, and equipment	3,194	3,282	3-7 years
	10,782	7,896
Accumulated depreciation and amortization	(3,617)	(3,300)
	$7,165	$4,596

Depreciation and amortization expense charged to operations for the years ended December 31, 2015 and 2014 totaled $592,000 and $611,000, respectively.

NOTE 7—LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. The unpaid principal balances of mortgage and other loans serviced for others were approximately $495,933,000 and $429,293,000 at December 31, 2015 and 2014, respectively.

The fair values of these rights were approximately $10,705,000 and $10,043,000, respectively. The fair value of servicing rights was determined using an assumed discount rate of 10% and prepayment speeds primarily ranging from 4% to 9%, depending upon the stratification of the specific right, and nominal anticipated credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	December 31,
	2015	2014
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$7,746	$7,529
Additions	3,731	3,414
Disposals	(1,421)	(1,243)
Amortization	(1,911)	(1,954)
Balance, end of period	$8,145	$7,746

NOTE 8—OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$7,137	$16,083
Assets foreclosed	1,530	1,321
Write-down of other real estate owned	(256)	(1,190)
Net loss on sales of other real estate owned	(254)	(278)
Capitalized additions to other real estate owned	39	438
Proceeds from sale of other real estate owned	(5,324)	(9,237)
Balance, end of period	$2,872	$7,137

Expenses applicable to other real estate owned include the following:

	December 31,
	2015	2014
	(dollars in thousands)
Net loss on sales of other real estate owned	$254	$278
Write-down of other real estate owned	256	1,190
Operating expenses, net of rental income	(36)	130
	$474	$1,598

NOTE 9—DEPOSITS

Deposits are summarized as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Demand deposits	$70,914	$81,534
Savings	174,979	140,296
Certificates of deposit	426,333	383,639
Total deposits	$672,226	$605,469

Certificates of deposit in amounts of more than $250,000 at December 31, 2015 and 2014 were approximately $161,251,000 and $134,931,000, respectively.

The scheduled maturities of certificates of deposit are as follows:

	December 31,
	2015	2014
	(dollars in thousands)
1 year or less	$160,557	$173,074
1 to 2 years	117,514	75,212
2 to 3 years	41,876	92,197
3 to 4 years	38,281	22,811
Over 4 years	68,105	20,345
	$426,333	$383,639

NOTE 10—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $66,445,000 and $28,000,000 on December 31, 2015 and 2014, respectively. These advances, rates, and maturities are as follows:

			Amount outstanding as of December 31,
	Maturity	Rate	2015	2014
Loan Type			(dollars in thousands)
Fixed rate, fixed term	07/16/2015	3.59%	$—	$2,000
Fixed rate, fixed term	08/25/2015	1.79%	—	1,000
Fixed rate, fixed term	08/25/2015	1.89%	—	2,000
Fixed rate, fixed term	11/09/2015	0.44%	—	1,750
Fixed rate, short term	01/27/2016	0.29%	3,000	—
Fixed rate, fixed term	04/29/2016	0.54%	3,000	—
Fixed rate, fixed term	06/28/2016	0.96%	2,150	2,150
Fixed rate, fixed term	08/29/2016	0.55%	840	—
Fixed rate, fixed term	08/29/2016	0.55%	560	—
Fixed rate, fixed term	01/03/2017	0.94%	595	—
Fixed rate, fixed term	02/27/2017	0.76%	5,000	—
Fixed rate, fixed term	03/15/2017	1.46%	2,000	2,000
Fixed rate, fixed term	11/15/2017	0.95%	3,800	3,800
Fixed rate, fixed term	12/29/2017	1.27%	3,000	—
Fixed rate, fixed term	01/02/2018	1.23%	1,000	—
Fixed rate, fixed term	04/23/2018	1.07%	2,300	2,300
Fixed rate, fixed term	07/16/2018	1.21%	762	—
Fixed rate, fixed term	07/16/2018	1.21%	1,038	—
Fixed rate, fixed term	08/20/2018	1.15%	1,000	—
Fixed rate, fixed term	08/20/2018	1.15%	800	—
Fixed rate, fixed term	08/20/2018	1.27%	2,200	—
Fixed rate, fixed term	12/31/2018	1.65%	3,000	—
Fixed rate, fixed term	02/27/2019	1.47%	5,000	—
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	—
Fixed rate, fixed term	07/16/2020	1.85%	800	—
Fixed rate, fixed term	08/25/2020	1.84%	3,000	—
Fixed rate, fixed term	08/27/2020	1.88%	5,000	—
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	—
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
			$66,445	$28,000

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans, certain securities available for sale, and all stock in the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of December 31, 2015 and 2014.

Future maturities of borrowings are as follows:

	December 31,
	2015	2014
	(dollars in thousands)
1 year or less	$9,550	$6,750
1 to 2 years	14,395	2,150
2 to 3 years	12,100	5,800
3 to 4 years	7,000	2,300
Over 4 years	23,400	11,000
	$66,445	$28,000

As of December 31, 2015 and 2014, the Bank also had a $50,000,000 line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral, which totaled $15,764,000 and $17,837,000 at December 31, 2015 and 2014, respectively.  The outstanding advances included in other borrowings totaled $0 and $15,000,000 at December 31, 2015 and 2014, respectively.  The Federal Discount Window interest rate was 0.75% for outstanding advances at December 31, 2014.

Also included in other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At December 31, 2015 and 2014, the amounts of these borrowings were $3,945,000 and $8,857,000, respectively.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	December 31, 2015
	2015	2014
	(dollars in thousands)
Balance outstanding at end of period	$3,945	$23,857
Average amount outstanding during the period	8,088	12,279
Maximum amount outstanding at any month end	24,414	23,857
Weighted average interest rate during the period	3.41%	4.73%
Weighted average interest rate at end of period	4.97%	2.33%

NOTE 11—SUBORDINATED DEBENTURES AND SBLF PREFERRED STOCK

In September 2005 and June 2006, the Company formed wholly owned subsidiary business trusts, County Bancorp Statutory Trust II (“Trust II”) and County Bancorp Statutory Trust III (“Trust III”) (together, the “Trusts”), which are both Delaware statutory trusts, for the purpose of issuing capital securities which qualify as Tier 1 capital of the Company. Trust II issued at par $6.0 million of floating rate capital securities in an exempt offering. The capital securities are nonvoting, mandatorily redeemable in 2035, and guaranteed by the Company. Trust III issued at par $6.0 million of floating rate capital securities in an exempt offering. The capital securities are nonvoting, mandatorily redeemable in 2036, and guaranteed by the Company.

The capital securities carry an interest rate identical to that of the related debentures. For Trust II, holders of capital securities are entitled to receive cumulative cash distributions, at a rate of 6.1% through September 2015, and a rate based on the three month LIBOR plus 1.53% thereafter through maturity, which was 2.04% as of December 31, 2015. For Trust III, holders of capital securities are entitled to receive cumulative cash distributions, at a rate based on the three month LIBOR plus 1.69% through maturity, which was 2.20% as of December 31, 2015.

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

The Company owns all of the outstanding common securities of Trust II and Trust III. The Trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“debentures”) issued by the Company. These debentures are the Trusts’ only assets, and interest payments from these debentures finance the distributions paid on the capital securities. These debentures are unsecured, rank junior, and are subordinate in the right of payment to all senior debt of the Company.

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

The Small Business Lending Fund (SBLF) preferred stock of the Company qualified as Tier 1 capital and accrued noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the preferred stock was outstanding, based upon changes in the level of “Qualified Small Business Lending”, by the Company’s subsidiary bank. The dividend rate was based upon the percentage change in QSBL between each dividend period and the baseline QSBL level, as determined in accordance with the Purchase Agreement.

Beginning with the fourth quarter of 2013, the dividend rate was fixed at an annualized 1.00% through the fourth quarter of 2015.  Such dividends were not cumulative, but the Company could only declare and pay dividends on its common stock (or any other equity securities junior to the SBLF Preferred Stock) if it had declared and paid dividends for the current dividend period on the SBLF Preferred Stock, and would be subject to other restrictions on its ability to repurchase or redeem other securities.

The Company could redeem the shares of SBLF Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share ($1,000 per share) and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator. The terms of the SBLF Preferred Stock imposed limits on the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases could be effected, and no dividends could be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend was paid, dividend payments on shares ranking pari passu could be paid to the extent necessary to avoid any resulting material covenant breach.  The Company redeemed the SBLF Preferred Stock on February 23, 2016.

NOTE 12—INCOME TAXES

Allocation of income tax expense between current and deferred portions consists of the following:

	December 31,
	2015	2014
	(dollars in thousands)
Current
Federal income tax	$4,948	$3,122
State income tax	1,191	831
Total current	6,139	3,953
Deferred income tax expense	380	731
	$6,519	$4,684

The reasons for the difference between income tax expense and the amount computed by applying the statutory tax rates to income before taxes are as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Statutory federal tax rate	34%	34%
Income tax at statutory federal rate	$5,929	$4,384
Increase (reduction) resulting from:
State income taxes, net of federal income tax benefit	900	662
Tax exempt interest	(160)	(174)
Increase in cash surrender value	(100)	(97)
Other	(50)	(91)
Income tax expense	$6,519	$4,684
Effective tax rate	36%	37%

The components of the net deferred tax asset are as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Deferred tax assets:
Management salary continuation accrued	$792	$724
Allowance for loan losses	4,094	4,172
Deferred compensation	413	302
Interest on nonaccrual loans	242	104
Other real estate owned	350	711
Other	343	285
Total deferred tax assets	$6,234	$6,298
Deferred tax liabilities
Loan servicing rights	3,205	3,048
Deferred loan costs	160	-
Depreciation and amortization	252	446
FHLB stock dividend	106	106
Available for sale investment securities	143	250
Other	320	127
Total deferred tax liabilities	$4,186	$3,977
Net deferred tax assets	$2,048	$2,321

NOTE 13—OFF-BALANCE SHEET ACTIVITIES

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

Financial instruments, whose contract amount represents credit risk as of December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Commitments to extend credit and unused lines of credit, including unused credit card lines	$179,775	$192,968
Standby letters of credit	5,399	560

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

NOTE 14—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $0 at both December 31, 2015 and 2014.

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

NOTE 15—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. The Company’s contributions are based upon the discretion of the board of directors. Total expense for the years ended December 31, 2015 and 2014 was $405,000 and $425,000, respectively.

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

As of December 31, 2015 and 2014, respectively, the Company had accrued $2,011,000 and $1,840,000 in conjunction with these salary continuation agreements.  The payouts under these agreements for the years ending December 31, 2015 and 2014 were $45,000 and $26,250, respectively.

NOTE 16—EQUITY INCENTIVE PLAN

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

On March 17, 2015, the Company granted 14,379 shares in restricted stock awards to certain members of management at an exercise price of $19.71 per share.  The shares were awarded at no cost to the employee and have a cliff-vesting period of five years from date of issue.  Compensation cost to be recognized over the five-year period, net of income tax, is $227,000.  As of December 31, 2015, none of the awards were vested, and 418 shares were forfeited.  Unrecognized compensation expense, at December 31, 2015, net of income tax, is $185,000.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2015	2014
Risk-free interest rates	1.69-1.93%	1.38-2.17%
Dividend yields	0.8%	-
Expected volatility	24.00%	35.00%
Weighted-average expected life of options	7.00 years	7.00 years

The expected volatility is based on historical volatility. The risk free rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history of declaring dividends on its common stock.

The status of the Company’s stock option plan and changes in that plan for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015			December 31, 2014
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	336,051	$11.57		405,100	$11.02
Granted	82,101	19.29		26,631	14.46
Exercised	(58,920)	9.22		(84,790)	9.58
Forfeited/expired	(7,301)	13.98		(10,890)	13.79
Outstanding, end of period	351,931	$13.71	$2,037,680	336,051	$11.57	$561,617
Options exercisable at period-end	232,900	$11.82	$1,788,672	206,600	$10.79	$505,352
Weighted-average fair value of options granted during the period (2)		$5.06			$3.52

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2015 and 2014. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2015 and 2014 was as follows:

	December 31, 2015
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.08	39,830	1.00 Year	$10.08	39,830	$10.08
11.63-12.45	166,730	3.44 Years	11.91	156,730	11.87
13.02-15.19	64,941	7.87 Years	13.68	36,340	13.48
17.15-19.74	80,430	9.24 Years	19.28	—	—
Outstanding, end of period	351,931	5.31 Years	$13.71	232,900	$11.82

	December 31, 2014
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.90-10.08	87,490	1.51 Years	$9.24	87,490	$9.24
11.63-12.45	181,730	4.58 Years	11.92	106,930	11.81
13.02-15.19	66,831	8.90 Years	13.67	12,180	13.02
Outstanding, end of period	336,051	4.64 Years	$11.57	206,600	$10.79

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options, December 31, 2014	129,451	$2.37
Granted	82,101	5.06
Vested	(74,590)	2.26
Forfeited/exercised	(17,931)	2.15
Nonvested options, December 31, 2015	119,031	$4.33

Activity in restricted stock awards during 2015 and 2014 was as follows:

	December 31, 2015
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	34,080	$12.88
Granted	14,379	19.71
Vested	—	—
Forfeited/expired	(1,838)	14.54
Outstanding, end of period	46,621	$14.92

	December 31, 2014
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	38,290	$12.48
Granted	4,970	14.28
Vested	(9,180)	12.00
Forfeited/expired	—	—
Outstanding, end of period	34,080	$12.88

For the years ended December 31, 2015 and 2014, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $450,000 and $193,000, respectively, and the recognized tax benefit related to this expense was $90,000 and $39,000, respectively.

As of December 31, 2015, unrecognized share-based compensation expense related to nonvested options amounted to $253,000 and is expected to be recognized over a weighted average period of 2.13 years.

NOTE 17—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to average assets (as defined), and of Tier 1 Common Equity (as defined) to risk-weighted assets. Management believes, as of December 31, 2015 and 2014, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and Common Equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2015
Total Capital (to risk weighted assets):
Consolidated	$144,495	17.51%	$66,013	8.00%	Not applicable
Bank	125,354	15.19%	66,000	8.00%	$82,500	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	134,175	16.26%	49,510	6.00%	Not applicable
Bank	115,036	13.94%	49,500	6.00%	66,000	8.00%
Tier 1 Capital (to average assets):
Consolidated	134,175	15.49%	34,656	4.00%	Not applicable
Bank	115,036	13.29%	34,635	4.00%	43,294	5.00%
Tier 1 Common Equity (to risk weighted assets):
Consolidated	98,803	11.97%	37,132	4.50%	Not applicable
Bank	115,036	13.94%	37,125	4.50%	53,625	6.50%

December 31, 2014
Total Capital (to risk weighted assets):
Consolidated	$115,471	17.16%	$53,819	8.00%	Not applicable
Bank	112,725	16.77%	53,778	8.00%	$67,223	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	107,029	15.91%	26,909	4.00%	Not applicable
Bank	104,289	15.51%	26,889	4.00%	40,334	6.00%
Tier 1 Capital (to average assets):
Consolidated	107,029	14.32%	29,901	4.00%	Not applicable
Bank	104,289	13.96%	29,880	4.00%	37,351	5.00%

NOTE 18—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates.

Activity consisted of the following:

	December 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$1,156	$1,481
New loans	560	254
Repayments	(227)	(579)
Balance, end of period	$1,489	$1,156

Deposits from related parties held by the Bank at December 31, 2015 and 2014 amounted to $14,415,000 and $14,798,000, respectively.

NOTE 19—FAIR VALUE MEASUREMENTS

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

Commitments to Extend Credit and Standby Letters of Credit

As of December 31, 2015 and 2014, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2015
Securities available for sale:
U.S. government and agency securities	$—	$2,003	$—	$2,003
Municipal securities	—	46,312	—	46,312
Mortgage-backed securities	—	34,966	—	34,966
Total assets at fair value	$—	$83,281	$—	$83,281
December 31, 2014
Securities available for sale:
U.S. government and agency securities	$—	$2,005	$—	$2,005
Municipal securities	—	41,849	—	41,849
Mortgage-backed securities	—	37,428	—	37,428
Total assets at fair value	$—	$81,282	$—	$81,282

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
December 31, 2015
Impaired loans	$—	$—	$28,100	$2,302
Other real estate owned	—	—	2,872	256
Total assets at fair value	$—	$—	$30,972	$2,558
December 31, 2014
Impaired loans	$—	$—	$21,950	$2,894
Other real estate owned	—	—	7,137	1,190
Total assets at fair value	$—	$—	$29,087	$4,084

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2015
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	4%-23% (12%)

December 31, 2014
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	3%-28% (9%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
Financial assets:	(dollars in thousands)
Cash and cash equivalents	$14,907	$14,907	$10,480	$10,480	1
FHLB Stock	3,507	3,507	1,252	1,252	2
Securities available for sale	83,281	83,281	81,282	81,282	2
Loans, net of allowance for loan losses	737,784	745,572	637,519	647,973	3
Loans held for sale	9,201	9,201	4,114	4,114	3
Accrued interest receivable	2,562	2,562	2,219	2,219	2
Loan servicing rights	8,145	10,705	7,746	10,043	3
Financial liabilities:
Deposits:
Time	426,333	431,077	383,639	388,141	3
Other deposits	245,893	242,493	221,830	221,830	1
Other borrowings	3,945	3,945	23,857	23,857	3
Advances from FHLB	66,445	67,318	28,000	28,510	3
Subordinated debentures	12,372	12,372	12,372	12,372	3
Accrued interest payable	1,459	1,459	1,284	1,284	2

NOTE 20—EARNINGS PER SHARE

Earnings per common share (“EPS”) has been computed based on the following:

	For the Year Ended
	December 31,
	2015	2014
Net income from continuing operations	$10,974	$8,210
Less: preferred stock dividends including SBLF	485	470
Income available to common shareholders for basic EPS	$10,489	$7,740

Average number of common shares issued	6,457	5,247
Less: weighted average treasury shares	412	376
Less: weighted average nonvested equity incentive plan shares	381	402
Weighted average number of common shares outstanding	5,664	4,469
Effect of dilutive options	114	112
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	5,778	4,581

NOTE 21—DIVIDEND AND CAPITAL RESTRICTIONS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Cash dividends paid to the Company by the Bank were $1,200,000 for the years ended December 31, 2015 and December 31, 2014.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

During the second quarter of 2015, the Company began construction on its new branch in Stevens Point, Wisconsin.  The project was completed during the first quarter of 2016 at a cost of $3.9 million, of which $2.9 million had been incurred as of December 31, 2015.

NOTE 23—SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2015, but prior to issuance that provided additional evidence about conditions that existed at December 31, 2015, have been recognized in the financial statements for the year ended December 31, 2015. Events or transactions that provided evidence about conditions that did not exist at December 31, 2015, but arose before the consolidated financial statements were issued have not been recognized in the consolidated financial statements for the year ended December 31, 2015.

On January 5, 2016, $12.6 million of loans to one agricultural customer were classified as a TDR due to concessions that were made and that commenced on the loans, as of that date.  These loans were classified as non-accrual status as of December 31, 2015 so the reclassification to TDR did not have any financial impact to the Company.  On March 1, 2016, one of the two farms that the Company held as collateral on the loans was sold and $6.5 million of loans were paid off with the proceeds.  The customer is actively trying find a buyer for the remaining farm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting: There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

REPORT BY COUNTY BANCORP, INC.’S MANAGEMENT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Section 13a-15(f) of the Exchange Act. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management maintains a comprehensive system of internal controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2015, the Company maintained effective internal control over financial reporting based on those criteria. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act as we availed ourselves of the exemptions available to us under the JOBS Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the code of business conduct and ethics on our website at www.investorscommunitybank.com, and the Company intends to satisfy its disclosure requirement by this reference.

Our code of business conduct and ethics is available in print for any shareholder who requests it by writing to Mr. Mark A. Miller, Secretary, County Bancorp, Inc., 860 North Rapid Road, Manitowoc, Wisconsin 54221. We are not including the information available on or through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

All executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified.  As of the date hereof, no executive officer set forth below is related to any director or other executive officer of the Company or the Bank by blood, marriage or adoption, and there are no arrangements or understandings between a director of the Company and any other person pursuant to which such person was elected an executive officer.  Set forth below is information as of March 1, 2016 with respect to the principal occupations during the last five years for the executive officer.

Name and Age	Position

William C. Censky, 64

Mr. Censky is one of our founders and has served as Chairman of the Board of the Company since 1996 as well as Executive Chairman of the Bank since 1997.  Mr. Censky has served on our Board of Directors since the Company’s inception in May 1996.  Mr. Censky previously served as President of the Company from 1997 to September 2014 and as Chief Executive Officer of the Bank from 1997 to November 2013.  Mr. Censky is an accomplished bank executive and leader with over 30 years of bank management experience ranging from being a bank Chief Executive Officer, a founding chairman of a successful de novo bank, an organizing board member for two additional de novo banks, to being the Chief Financial and Operations officer of an independent state charted bank, which qualifies him to serve as director of the Company.  Mr. Censky holds a B.B.A. degree in finance and an M.B.A with concentrations in accounting and finance from the University of Wisconsin—Oshkosh.

Timothy J. Schneider, 50

Mr. Schneider is one of our founders and has served as President of the Company since September 2014 and as Chief Executive Officer of the Bank since November 2013.  Mr. Schneider has previously served as our Vice President from 1996 to September 2014, our Secretary from 1996 to 2014, and Chief Operating Officer and commercial and agricultural lender of the Bank from 1997 to 2013.  Mr. Schneider has also served on our Board of Directors since May 1996.  Mr. Schneider has been in the banking profession for over 25 years, during which time he gained expertise in agricultural and commercial banking as a commercial and agricultural lender, which qualifies him to serve as director of the Company.  Mr. Schneider holds a Bachelor’s Degree of Business in management and economics from the University of Wisconsin—River Falls, and a degree from the Graduate School of Banking of the University of Wisconsin—Madison.

Name and Age	Position
Mark R. Binversie, 56

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

Gary R. Abramowicz, 58

Mr. Abramowicz has been our Chief Financial Officer and Treasurer, as well as Chief Financial Officer and Executive Vice President of the Bank, since May 2008.  Mr. Abramowicz is a certified public accountant with over 30 years of banking experience in accounting, operations management and financial management in banking, including over 15 years as a Chief Financial Officer at a bank holding company.  Mr. Abramowicz holds a B.B.A. degree in accounting from the University of Wisconsin—Eau Claire.

David A. Coggins, 62

Mr. Coggins joined the bank as Executive Vice President of agricultural banking in August 2009 and served in that capacity until becoming Chief Banking Officer in November 2015.  Mr. Coggins has over 40 years of financial and banking experience with 34 years of prior progressive experience in lending, supervision and executive management in both agricultural and commercial lending institutions.  Mr. Coggins holds a Bachelor’s degree in Animal Science from the University of Wisconsin-River Falls.

Craig P. Mayo, 53

Mr. Mayo, Executive Vice President, has been with the Bank since October 2011 and Chief Credit Officer of the Bank since July 2014.  He is a seasoned banking professional with 30 years of experience in credit and sales, with a strong credit background with formal credit training.  Prior to his experience at the Bank, he was Vice President and Special Loans Officer at Citizens Bank in Green Bay, Wisconsin from 2009 to 2011.  Mr. Mayo holds a B.A. degree from Middlebury College.

Mark A. Miller, 59

Mr. Miller has been the Secretary of the Company since March 2014, Executive Vice President and Chief Risk Officer since January 2014 and Counsel of the Bank since 2011.  Prior to joining the Company, Mr. Miller was president of Miller Advisors, LLC, a law firm advising company from 2010 to 2011.  Mr. Miller was also the chief executive officer and a shareholder of Whyte Hirschboeck Dudek S.C., a full-service law firm in Milwaukee, Wisconsin from 2001 to 2009 and from 1994 to 2009, respectively.  Mr. Miller was also President of Miller Implement Company, a farm equipment dealership, from 1992 to 2008.  Mr. Miller holds an A.B. degree in History from the University of Chicago and a juris doctorate degree from Marquette University Law School.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to compensation for our directors and officers is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	351,931	$13.71	141,870
Equity compensation plans not approved by security holders	—	—	—
Total	351,931	$13.71	141,870

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTY BANCORP, INC

Date:	March 23, 2016	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy J. Schneider Timothy J. Schneider	President (Principal Executive Officer) and Director	March 23, 2016

/s/ Gary R. Abramowicz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2016
Gary R. Abramowicz
/s/ William C. Censky	Chairman of the Board and Director	March 23, 2016
William C. Censky
/s/ Mark R. Binversie	Director	March 23, 2016
Mark R. Binversie
/s/ Carmen L. Chizek	Director	March 23, 2016
Carmen L. Chizek
/s/ Lynn D. Davis	Director	March 23, 2016
Lynn D. Davis
/s/ Edson P. Foster	Director	March 23, 2016
Edson P. Foster
/s/ Wayne D. Mueller	Director	March 23, 2016
Wayne D. Mueller
/s/ Andrew J. Steimle	Director	March 23, 2016
Andrew J. Steimle
/s/ Kenneth R. Zacharias	Director	March 23, 2016
Kenneth R. Zacharias
Director
Gary Ziegelbauer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1**	Agreement and Plan of Merger among County Bancorp, Inc., County Acquisition LLC, and Fox River Valley Bancorp, Inc. dated November 19, 2015

3.1*	Amended and Restated Articles of Incorporation of County Bancorp, Inc.

3.2*	Amended and Restated Bylaws of County Bancorp, Inc.

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

4.2*	Form of Common Stock Certificate of County Bancorp, Inc.

10.1+*	Amended and Restated Employment Agreement between Investors Community Bank and William C. Censky, effective as of November 5, 2014

10.2+*	Amended and Restated Employment Agreement between Investors Community Bank and Timothy J. Schneider, effective as of November 5, 2014

10.3+*	Amended and Restated Employment Agreement between Investors Community Bank and Mark R. Binversie, effective as of November 5, 2014

10.4+*	Amended and Restated Employment Agreement between Investors Community Bank and Gary R. Abramowicz, effective as of November 5, 2014

10.5+*	Transition Plan of Wayne Mueller

10.6+*	Form of Investors Community Bank Salary Continuation Agreement

10.7+*	Investors Community Bank Management Employees’ Elective Deferred Compensation Plan, as amended January 2013

10.8+*	County Bancorp, Inc. 2012 Equity Incentive Compensation Plan, amended and restated effective October 7, 2014

10.9+*	Form of 2012 County Bancorp, Inc. 2012 Equity Incentive Compensation Plan Award Agreement

10.10+*	Investors Community Bank 2006 Equity Compensation Plan

10.11+*	Form of Investors Community Bancorp, Inc. 2006 Equity Compensation Plan Award Agreement

10.12+*	County Bancorp, Inc. Management Incentive Plan

10.13+*	Form of County Bancorp, Inc. Management Incentive Plan Stock Option Agreement

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the President pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schena Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Description

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014.
**	Incorporated by reference to County Bancorp, Inc.’s current report on Form 8-K filed on November 20, 2015.
+	Indicates a management contract or compensation plan or arrangement.