Form 10-K/A
period 2015-12-31
County Bancorp, Inc.
filed 2016-03-28
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

County Bancorp, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2016 (the “Original Form 10-K”), to re-file the Report of the Company’s Independent Registered Public Accounting Firm found in Part II, Item 8 of the Original Form 10-K, as the report inadvertently contained the incorrect dates of the financial statements.

Other than the revisions to the Report of the Company’s Independent Registered Public Accounting Firm, there are no other changes to the Original Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC subsequent to the date of the Original Form 10-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A includes updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

County Bancorp, Inc.

Manitowoc, Wisconsin

We have audited the accompanying consolidated balance sheets of County Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of County Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/CliftonLarsonAllen LLP

Milwaukee, Wisconsin

March 23, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTY BANCORP, INC

Date:	March 28, 2016	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.3	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.3	Certification of the President pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

32.4	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

5