Form 10-K/A
period 2015-12-31
County Bancorp, Inc.
filed 2016-04-28
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

County Bancorp, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2016 (the “Original Form 10-K”), as amended by Form 10-K/A filed with the SEC on March 28, 2016 (“Amendment 1”), to include all of the Part III information required by the applicable rules and regulations of the SEC.  As the Company will not be filing a definitive proxy statement within 120 days after the end of the Company’s 2015 fiscal year end, the Company is filing this form 10-K/A to amend and restate in their entirety Items 10 through 14 of Part III of the Original Form 10-K.  Due to the Company’s merger with Fox River Valley Bancorp, Inc. that is expected to close later in the second quarter of 2016, the Company has scheduled its annual meeting to be held later in the year then it has previously been held to allow new shareholders after the merger to vote at the meeting.

Except as described above, there are no other changes to the Original Form 10-K or Amendment 1.  This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or Amendment 1 or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and Amendment 1 and the Company’s other filings made with the SEC subsequent to the date of the Original Form 10-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A includes updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.5, 31.6, 32.5 and 32.6.

2015 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

All executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified.  As of the date hereof, no executive officer set forth below is related to any director or other executive officer of the Company or the Bank by blood, marriage or adoption, and there are no arrangements or understandings between an executive officer of the Company and any other person pursuant to which such person was elected an executive officer.  Set forth below is information as of March 1, 2016 with respect to the principal occupations during the last five years for each of the Company’s executive officers.

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

Name and Age	Position
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

Directors

Set forth below is information regarding the Company’s directors as of March 1, 2016.  As of the date hereof, no director is related to any other director or executive officer of the Company or the Bank by blood, marriage, or adoption, and there are no arrangements or understandings between a director and any other person pursuant to which such person was selected as a director.  All of the directors of County also serve as directors of Investors Community Bank (the “Bank”), County’s principal operating subsidiary.

Name	Age	Business Experience During Last Five Years	Director Since
		Class I Directors (Terms expire in 2018)

William C. Censky	64

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

			1996

Name	Age	Business Experience During Last Five Years	Director Since
Wayne D. Mueller	62

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

			1996

Gary J. Ziegelbauer	63	Mr. Ziegelbauer has served on our Board of Directors since May 1996. Mr. Ziegelbauer has been the President of Triangle Distributing Co., a Wisconsin beer distributor, since June 1972. His qualifications to serve on the board of the Company include his significant business experience, as well as longstanding business and personal relationships throughout Wisconsin. Mr. Ziegelbauer attended the University of Wisconsin—Whitewater and the University of Wisconsin—Green Bay.	1996

		Class II Directors (Terms expire in 2016)

Mark R. Binversie	56

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

			1996

Carmen L. Chizek	73

Mr. Chizek has served on our Board of Directors since May 1996.  In 1962, Mr. Chizek founded Chizek Elevator & Transport, Inc. (formerly known as Chizek Transport, Inc.), which is a 48-state carrier trained in truckload and multiple-drop deliveries, and has been Vice President of Chizek Elevator & Transport, Inc. since January 2002.  His qualifications to serve as director of the Company include his significant business experience where he expanded Chizek Transport, Inc. from a local business that hauled agricultural products from the fields of Wisconsin to a 48-state carrier, which gives him both local and national business operating experience.

			1996

Name	Age	Business Experience During Last Five Years	Director Since
Edson P. Foster, Jr.	67	Mr. Foster has served on our Board of Directors since April 2000. Mr. Foster has been President and Chief Executive Officer of Foster Needle Co., Inc., a manufacturing company, since July 1977 until his retirement in June 2013. He is currently Vice Chairman of Foster Needle Co., Inc. Mr. Foster’s qualifications to serve as director of the Company include his significant national and international business experience, which enables him to provide important insights in the areas of management and corporate governance. Mr. Foster holds a B.S. degree in accounting from Carroll University.	2000

		Class III Directors (Terms expire in 2017)

Timothy J. Schneider	50

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

			1996

Lynn D. Davis	60

Dr. Davis has served on our Board of Directors since April 2014.  Dr. Davis primarily works as a consulting dairy nutritionist for Nutrition Professionals, Inc. where he was a founding partner in 1983 and currently serves as President.  Additionally, he is co-founder, shareholder and board member for Breeze Dairy Group, LLC, which owns two large dairy farms, Quality Roasting, Inc., a soybean processing facility and The Heifer Authority, LLC, a dairy heifer development lot.  Dr. Davis understands the dairy industry by virtue of his experience as a consultant to dairy farms, as well as an owner of dairy farms, which qualifies him to serve as director of the Company.  Dr. Davis has a B.S. in Animal Science from the University of Wisconsin—River Falls and an M.S. and Ph.D. in Nutritional Physiology from Iowa State University.

			2014

Andrew J. Steimle	46

Mr. Steimle has served on our Board of Directors since April 2008.  He is a business and real estate attorney practicing in Wisconsin since 1995, and is a founding partner of Steimle Birschbach LLC, which was founded in June 2009 and is a boutique law firm concentrating in business, real estate and estate planning.  Mr. Steimle chairs the firm’s business and real estate practice groups.  Mr. Steimle’s qualifications to serve as director of the Company include his representation of closely held businesses throughout Wisconsin, which gives him insight and familiarity with issues that are important to our individual customers.  Mr. Steimle holds a B.B.A degree in finance from the University of Wisconsin—Milwaukee and a juris doctorate degree from Marquette University Law School.

			2008

Name	Age	Business Experience During Last Five Years	Director Since
Kenneth R. Zacharias	53	Mr. Zacharias has served on our Board of Directors since April 2008. He is a Certified Public Accountant and has been a shareholder at Schenck S.C., a certified public accounting firm, since 1999. Mr. Zacharias’ qualifications to serve as director of the Company include his broad background in the income tax and general business consulting areas and a focus in the commercial real estate sector. Mr. Zacharias holds a B.A. degree in accounting from St. Norbert College.	2008

Audit Committee

Our Audit Committee is comprised of Messrs. Foster, Steimle, and Zacharias.  Messrs. Foster, Steimle, and Zacharias satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act.  The Audit Committee held eight meetings in 2015.

Mr. Zacharias is the Chairman of our Audit Committee.  Mr. Zacharias is our Audit Committee financial expert, as that term is defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and possesses the requisite financial sophistication, as defined under the NASDAQ Listing Rules.  The Audit Committee operates under a written charter.  Under its charter, our Audit Committee is responsible for, among other things:

•	overseeing accounting and financial reporting process;
•	selecting, retaining and replacing independent auditors and evaluating their qualifications, independence and performance;
•	reviewing and approving scope of the annual audit and audit fees;
•	monitoring rotation of partners of independent auditors on engagement team as required by law;
•	discussing with management and independent auditors the results of annual audit and review of quarterly financial statements;
•	reviewing adequacy and effectiveness of internal control policies and procedures;
•	approving retention of independent auditors to perform any proposed permissible non-audit services;
•	overseeing internal audit functions and annually reviewing the Audit Committee charter and committee performance;
•	preparing the Audit Committee report that the SEC requires in our annual proxy statement; and
•	reviewing and evaluating the performance of the Audit Committee, including compliance with its charter.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires County’s officers and directors to file reports concerning the ownership of County equity securities with the Securities and Exchange Commission and County.  County files the required reports on behalf of its officers and directors.  County believes that, since its initial public offering, when County’s shares began trading on January 16, 2015, all of its directors and executive officers complied with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Overview

This section provides compensation information about the following individuals:

•	William C. Censky, our Chairman and Executive Chairman of the Bank
•	Timothy J. Schneider, our President, Chief Executive Officer of the Bank and Board Member
•	Mark R. Binversie, the President of the Bank and Board Member

In the discussion below, we referred to this group of executives as the “named executive officers.”  This group includes the executive officers for whom disclosure is required under the applicable rules of the SEC.  The remainder of this section provides a general summary of our compensation policies and practices and discusses the aggregate compensation we paid to our named executive officers in 2015.  Unless otherwise specifically noted, the Bank actually paid all of the compensation of our named executive officers.  As noted above, our named executive officers are also officers of the Bank and devote a substantial majority of their business time to the operations of the Bank.  Accordingly, each executive’s compensation is paid largely to compensate him for rendering services to the Bank.

Regulatory Impact on Compensation

As a publicly-traded financial institution, County Bancorp must contend with several often overlapping layers of regulations when considering and implementing compensation-related decisions.  These regulations do not set specific parameters within which compensation decisions must be made, but do require County and the Compensation Committee to be mindful of the risks that often go hand-in-hand with compensation programs designed to incentivize the achievement of better-than-average performance.  While the regulatory focus on risk assessment has been heightened over the last several years, the incorporation of general concepts of risk assessment in our compensation decisions is not a recent development.

Under its Interagency Guidelines Establishing Standards for Safety and Soundness (the “Safety and Soundness standards”), the Federal Deposit Insurance Corporation (the “FDIC”) has held that excessive compensation is prohibited as an unsafe and unsound practice.  In describing a framework within which to make a determination as to whether compensation is to be considered excessive, the FDIC has indicated that financial institutions should consider whether aggregate cash amounts paid, or non-cash benefits provided, to employees are unreasonable or disproportionate to the services performed by an employee.  The FDIC encourages financial institutions to review an employee’s compensation history and to consider internal pay equity, and, as appropriate, to consider benchmarking compensation to peer groups.  The FDIC provides that, in order to give proper context, such an assessment must be made in light of the institution’s overall financial condition.

In addition to the Safety and Soundness standards, the Compensation Committee must also take into account the joint agency Guidance on Sound Incentive Compensation Policies (the “Guidance”).  Various financial institution regulatory agencies worked together to issue the Guidance, which is intended to serve as a complement to the Safety and Soundness standards.  The Guidance sets forth a framework for assessing and mitigating risk associated with incentive compensation plans, programs and arrangements maintained by financial institutions.  The Guidance is narrower in scope than the Safety and Soundness standards because it applies only to senior executive officers and those other individuals who, either alone or as a group, could pose a material risk to an institution.  With respect to such individuals, the Guidance is intended to focus an institution’s attention on balanced risk-taking incentives, compatibility of incentives with effective controls and risk management, and a focus on general principles of strong corporate governance in establishing, reviewing and maintaining incentive compensation programs.

The Compensation Committee, with the assistance of its advisors and County management, continues to monitor the status of compensation-related rules and regulations expected to be finalized or issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  While the Compensation Committee believes its own risk assessment procedures are effective, it is prepared to implement any additional steps that may be deemed necessary to fully comply with such rules and regulations when finalized or issued.  The Compensation Committee does note, however, that the proposed risk assessment rules issued under the Dodd-Frank Act nearly mirror the Safety and Soundness standards and the framework of the Guidance.  As such, the Compensation Committee already adheres, in many respects, to the proposed rules and regulations under the Dodd-Frank Act.

As a publicly-traded corporation, County is also subject to the Securities and Exchange Commission’s rules regarding risk assessment.  Those rules require a publicly-traded company to determine whether any of its existing incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on the company. We do not believe that our incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on County.

The Compensation Committee continues to believe in and practice a sensible approach to balancing risk-taking and rewarding reasonable, but not necessarily easily attainable, goals and this has always been a component of its overall assessment of the compensation plans, programs and arrangements it has put in place for County’s named executive officers.  In this regard, the Compensation Committee has revisited the components of the frameworks set forth in the Safety and Soundness standards and the Guidance as an effective tool for conducting its own assessment of the balance between risk and reward built into County’s compensation programs for our named executive officers.  The Compensation Committee believes County has adequate policies and procedures in place to balance and control any risk-taking that may be incentivized by the employee compensation plans.  The Compensation Committee further believes that such policies and procedures will work to limit the risk that any employee would manipulate reported earnings in an effort to enhance his or her compensation.

In making decisions about executive compensation, in addition to the above, we also consider the impact of other regulatory provisions, including: the provisions of Section 162(m) of the Internal Revenue Code (the "Code"), including the transition rules thereunder, that may limit the tax deductibility of certain compensation unless it is considered performance-based; Section 409A of the Code regarding nonqualified deferred compensation; and Section 280G of the Code regarding excise taxes and deduction limitations on golden parachute payments made in connection with a change in control.  In making decisions about executive compensation, we also consider how various elements of compensation will impact our financial results.  For example, we consider the impact of FASB ASC Topic 718, which requires us to recognize the compensation cost of grants of equity awards based upon the grant date fair value of those awards.

Summary Compensation

The following table sets forth information regarding compensation awarded to or earned by our named executive officers for service during the years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
William C. Censky	2015	$250,000	$—	$—	$216,223	$22,011	$488,234
Chairman of Board	2014 (4)	250,000	—	—	244,348	21,686	516,034
Timothy J. Schneider	2015	309,308	79,392	83,415	114,819	22,224	609,158
President, Chief Executive Officer of the Bank	2014 (4)	292,000	12,994	12,825	227,669	20,982	566,470
Mark R. Binversie	2015	211,308	47,738	50,148	75,999	22,090	407,283
President of the Bank	2014 (4)	200,000	14,136	13,987	105,999	21,291	355,413
(1)

Reflects the aggregate grant date fair value of awards computed in accordance with FASB ASC topic 718.  For a discussion of valuation assumptions, please see Note 16 to the consolidated financial statements in the Form 10-K for the year ended December 31, 2015.

(2)

Reflects amounts earned under the Annual Incentive Compensation Plan, which are subject to holdback under the terms of the Plan.  Amounts for 2015 reflect a 75% payout of the 2014 annual incentive, a 15% payout of the 2013 annual incentive, and a 10% payout of the 2012 annual incentive.  Amounts for 2014 reflect a 75% payout of the 2013 annual incentive, and a 15% payout of the 2012 annual incentive.  With respect to Messrs. Censky, Schneider, and Binversie, $28,125, $32,850, and $30,000,  of the first tranche of their 2014 annual incentive was paid in December 2014 rather than in 2015 and is thusly disclosed as earned in 2014 in the above table.  The amounts relating to the 2014, 2013 and 2012 annual incentives, respectively, for each of the named executive officers are as follows: Mr. Censky - $271,840, $60,185 and $314,400; Mr. Schneider - $158,755, $25,888 and $247,200; and Mr. Binversie - $95,448, $33,804 and $293,416.  The held back payments are subject to both service and performance vesting requirements.

(3)

Amounts reflect 401(k) discretionary contributions, personal benefits, and director fees, as set forth in the table below.  The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms, and operation. The following table sets forth the amount of each item included for 2015.

Name and Principal Position	401(k) Discretionary Contributions	Directors Fees	Life Insurance	Perquisites (a)	Total
William C. Censky
Chairman of Board	$16,900	$4,200	$911	$—	$22,011
Timothy J. Schneider
President, Chief Executive Officer of the Bank	16,900	4,200	317	807	22,224
Mark R. Binversie
President of the Bank	16,900	4,200	593	397	22,090
(a)	For 2015, perquisites include the taxable amount included in income for the named executive officers arising from gifts from the Company.
(4)

The amounts reflected in the stock awards and option awards columns for 2014 were incorrectly calculated and have been adjusted by $12,994 and $12,825, respectively for Mr. Schneider and by $14,136 and $13,987, respectively for Mr. Binversie, as compared to our prior disclosure of these amounts.  Additionally the amounts reflected in the total column for 2014 were incorrectly calculated and have been adjusted by $3,145, $121,254 and $35,405 for Messrs. Censky, Schneider, and Binversie, respectively, as compared to our prior disclosure of these amounts.

Summary of Elements of Compensation

Base Salary.  Under the terms of the employment agreements (described below), each of the named executive officers are entitled to a base salary of not less than $250,000, $292,000, and $200,000 for Messrs. Censky, Schneider, and Binversie, respectively.

Annual Incentive Compensation.  The executives of Investors Community Bank have an incentive compensation program.  The program criteria are set annually by the Compensation Committee.  Each position has criteria set that include bank-wide goals, as well as individual production.  The fundamental bases of the goals are “soundness, profitability and growth”.   Consequently, credit quality, profitability and growth are measured in order to see if goals are met. Under the terms of the employment agreements, each named executive officer is entitled to participate in our annual incentive compensation plan as determined by our Compensation Committee.  The Annual Incentive Compensation Plan is designed to provide additional monetary incentives to employees responsible for directing activities that have a significant and direct bearing on the success of the Company based on the achievement of strategic and financial goals.  Payouts for each performance period are determined by utilization of a defined payout formula that is based upon the achievement of pre-determined criteria.  Amounts earned under the Annual Incentive Compensation Plan are subject to holdback under the terms of the Plan.  75% of each annual incentive award for a given performance period is held back until the year following the performance period, 15% is held back until the second year following the performance period, and 10% is held back until the third year following the performance period.  At the discretion of the Compensation Committee, a portion of each annual incentive award may be accelerated and paid during the performance period.   Employees must be in good standing on the date of payment to be entitled to receive the annual incentive.  Upon retirement on or after age 65 (or age 55 with 10 years of plan participation), death or disability, the participant is entitled to a pro-rated incentive award in the year of such event, and any previously held back amounts under the Annual Incentive Compensation Plan become vested and are paid out.

Equity and Equity-Based Incentive Plans.  The Company maintains the County Bancorp, Inc. 2012 Equity Incentive Compensation Plan, as amended (the “2012 Plan”).  The 2012 Plan allows for the granting of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock.  As of December 31, 2015, 141,870 shares remained available for grant under the 2012 plan.

Retirement benefits.  401(k) Plan.  The Bank currently sponsors the Investors Community Bank 401(k) Plan (the “401(k) Plan”).  The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to the 401(k) Plan and income earned on such contributions are not taxable to participants until withdrawn or distributed from the 401(k) Plan.  With certain exceptions, all employees who have attained age 21 are eligible to make elective deferrals to the 401(k) Plan as of the beginning of the first date of each calendar month of the plan year following the commencement of service and are eligible to receive matching contributions and/or profit-sharing contributions after their completion of 1,000 hours of service during the plan year and be employed on the last day of the plan year.

A participant may contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax and after-tax basis, subject to the contribution limits imposed by the Code. For 2015, the elective deferral contribution limit is $18,000; provided, however, that a participant over age 50 may contribute, on a pre-tax basis, an additional $6,000 to the 401(k) Plan.  In addition to pre-tax and after-tax elective deferral contributions, the 401(k) Plan provides that the Bank may make discretionary matching contributions and/or profit-sharing contributions to each participant’s account.  A participant is always 100% vested in his or her elective deferral contributions.  However, participants will vest in their employer matching contributions and/or profit-sharing contributions, if any, at a rate of 20% per year, beginning after the completion of their first year of service, such that the participants will be 100% vested upon completion of five years of service.  The 401(k) Plan permits a participant to direct the investment of his or her own account into various investment options.

Investors Community Bank Salary Continuation Agreements.  Each of our named executive officers is party to a Salary Continuation Agreement with the Bank.  The Salary Continuation Agreements generally provide for an annual benefit, payable to the officers for a period of 15 years following the officer’s separation from service with the Bank.  The annual benefit for each of the officers is generally $60,000.  The annual benefit assumes the officer does not separate from service with the Bank until after he has reached age 65.  In the event any of the officers separates from service with the Bank at an earlier date for any reason other than for cause, he will be entitled to a reduced annual benefit based on the amount the Bank has accrued towards the Salary Continuation Agreement benefit at the time of such early termination.  As of December 31, 2015, the Company has accrued $585,357, $160,420 and $317,391 for Messrs. Censky, Schneider and Binversie, respectively, for future payments under the Salary Continuation Agreements.  As of December 31, 2015, each of Messrs. Censky, Schneider and Binversie was 0% vested in their benefit under the Salary Continuation Agreements.

Investors Community Bank Management Employees’ Elective Deferred Compensation Plan.  The Bank offers its named executive officers, along with other eligible management employees, the ability to defer their compensation under a nonqualified deferred compensation plan named the Investors Community Bank Management Employees’ Elective Deferred Compensation Plan (the “Deferred Compensation Plan”).  Under the Deferred Compensation Plan, a participant may elect to defer all or a portion of their base salary and all or a portion of their entire annual incentive bonus.  There is no limitation on the amount participants may choose to defer.

The participant’s deferrals receive an annual return based on the prime rate minus 2.25%, unless the participant elects to direct his or her deferrals into an alternative investment vehicle.  As of the date of this proxy statement, the only alternative investment vehicle is a variable annuity offered through Minnesota Mutual Life. Amounts deferred under the Deferred Compensation Plan are payable to the participant in a lump following the participant’s separation from service.

Outstanding Equity Awards at Fiscal Year End 2015

The following table sets forth information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested (3)
William C. Censky	13,860			$11.63	12/31/2017
	5,800			12.00	12/31/2018
	9,120			12.00	12/31/2020
						2,280	(4)	$44,460
Timothy J. Schneider	13,100			$10.08	12/31/2016
	13,900			11.63	12/31/2017
	6,080			12.00	12/31/2018
	8,560			12.00	12/31/2020
	2,420	1,220	(1)	14.28	12/31/2024
		16,110	(2)	19.71	3/16/2025
						2,140	(4)	$41,730
						910	(5)	17,745
						4,028	(6)	78,546
Mark R. Binversie	13,630			$10.08	12/31/2016
	13,700			11.63	12/31/2017
	8,340			12.00	12/31/2018
	9,120			12.00	12/31/2020
	2,640	1,330	(1)	14.28	12/31/2024
		9,685	(2)	19.71	3/16/2025
						2,280	(4)	$44,460
						990	(5)	19,305
						2,422	(6)	47,229
(1)	Options vest December 31, 2016.
(2)	33.3% vested on March 17, 2016, 33.3% vest on March 17, 2017, and the remaining vest on March 17, 2018.
(3)	Value based on the closing price of $19.50 on December 31, 2015.
(4)	Restricted stock scheduled to vest on January 1, 2016.
(5)	Restricted stock scheduled to vest on January 1, 2018.
(6)	Restricted stock scheduled to vest on March 17, 2020.

Employment Agreements

The Bank has executed amended and restated employment agreements with each of our named executive officers, each effective as of November 5, 2014.  Each agreement automatically renews for successive terms of one year, unless the Bank or the named executive officer provides 60 days’ written notice.  Each named executive officer receives an annual base salary, as shown in the table below.  Each named executive officer is also eligible for annual incentive bonuses and equity awards, and will participate in certain employee fringe benefits comparable to those that other senior executives of the Bank are generally entitled.

If a named executive officer’s employment is terminated for cause, or due to death or disability, he will be entitled to receive all benefits and salary accrued through the date of termination.  If a named executive officer’s employment is terminated by us without “cause” or by the executive for “good reason” (each as defined in the agreement), he will be entitled to receive accrued salary and benefits through the date of termination, plus a lump sum severance payment equal to his respective regular severance multiple, as shown in the table below, times the sum of (i) the annual base salary in effect immediately prior to termination, and (ii) the historic bonus.  For purposes of this description, the “historic bonus” is equal to the average annual incentive bonus earned by the named executive officer during the three most recent fiscal years.

If at any time during the term a named executive officer’s employment is terminated by us other than for cause or by the executive for good reason during the period beginning six months prior to and ending two years after a “change in control,” he will be entitled to receive accrued salary and benefits through the date of termination, plus a lump sum severance payment equal to his change in control severance multiple, as shown in the table below, times the sum of (i) the annual base salary in effect immediately prior to termination, and (ii) the historic bonus.  The term “change in control” means: (i) certain acquisitions of beneficial ownership of 25% or more of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors; (ii) the members of the incumbent Board cease for any reason to constitute at least a majority of the new Board members; (iii) the consummation of certain mergers or consolidations to which County or the Bank is a party; (iv) the liquidation or dissolution of County or the Bank; and (v) a change in ownership of a substantial portion of County’s or the Bank’s assets.

In the event the named executive officer terminates his employment with the Bank for reasons other than good reason or for no reason, he must give written notice of his termination, specifying a termination date not less than 60 calendar days after giving the notice.  However, the Bank has the right to terminate the named executive before the specified termination date.  Upon termination for no good reason or for no reason, the named executive will be entitled to receive accrued salary and benefits through the date of termination, plus, if terminated prior to the end of the notice period, the portion of the base salary that would otherwise have been earned by the named executive through the end of the notice period.

All severance benefits provided in the executive employment agreements are conditioned upon the execution of a general release and waiver of claims against the Company.  Each named executive officer has also agreed to certain non-disclosure, non-competition, and non-solicitation restrictions for our benefit, for the period shown in the following table.

Name	2015 Annual Base Salary	Regular Severance Multiple	Change in Control Severance Multiple	Non-Compete Restricted Period after Termination
William C. Censky	$250,000	2	3	2 years
Timothy J. Schneider	310,000	2	3	2 years
Mark R. Binversie	215,000	2	3	2 years

2012 Equity Incentive Compensation Plan

Under the 2012 Equity Incentive Compensation Plan, for awards granted prior to October 7, 2014, in the event of termination without cause within 12 months of a change in control, all outstanding options and stock appreciation rights will become fully vested upon termination and shall remain exercisable for a period of 12 months following termination, but not beyond the original expiration date of the award.  All restrictions will lapse with respect to outstanding shares of restricted stock as of the date of a change in control.

Under the 2012 Equity Incentive Compensation Plan, for awards granted after to October 7, 2014, in the event of termination without cause within 12 months of a change in control, all outstanding options and stock appreciation rights will become fully vested upon termination and shall remain exercisable for a period of 12 months following termination, but not beyond the original expiration date of the award and all restrictions will lapse with respect to outstanding shares of restricted stock as of the date of the date of termination.

Director Compensation

All County directors receive $470 for any Board meeting lasting longer than 30 minutes.  Non-employee directors of the Bank receive $1,250 for regular Board meetings and $470 per committee meeting, with committee chairmen receiving $850 per committee meeting.  Wayne D. Mueller, who is a part-time employee of the Bank and serves as our Special Projects Officer, receives the same director compensation as non-employee directors.  Employee or insider directors of the Bank receive $350 per regular Board meeting, but receive no compensation for Bank committee meetings.  With the exception of one director loan committee meeting and one Bank Board meeting per year, directors will only be compensated for meetings they attend.

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2015, for their service on our Board.  Directors who are also our employees receive no additional compensation for their service as directors, except as described above, and are not included in the table below.

Name	Fee Earned or Paid in Cash	All Other Compensation		Total
Carmen L. Chizek	$36,560	$—		$36,560
Lynn D. Davis	36,090	—		36,090
Edson P. Foster, Jr.	41,490	—		41,490
Wayne D. Mueller (1)	42,380	53,641	(2)	96,021
Andrew J. Steimle	41,260	—		41,260
Kenneth R. Zacharias	38,780	—		38,780
Gary J. Ziegelbauer	37,425	—		37,425
(1)

Mr. Mueller served as a Senior Vice President of the Bank until his retirement as of May 1, 2014, but continues to serve as a director of both the Company and the Bank.  Since his retirement, Mr. Mueller has been employed on a part-time basis to assist with special assignments as the Special Projects Officer of the Bank.

(2)

Amount reflects $47,096 of retainer fees in his capacity as Special Projects Officer, and $6,545 of 401(k) discretionary contributions while employed by the Bank.  Mr. Mueller participated in certain group life, health, disability insurance and medical reimbursement not disclosed in this table, that are generally available to salaried employees and do not discriminate in scope, terms and operation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plan information

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2015:

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and our Series B Nonvoting Noncumulative Perpetual Preferred Stock (“Series B Preferred Stock”) as of as of December 31, 2015, and as adjusted to reflect the sale of common stock offered by us in this offering for:

•each of our directors;

• each of our named executive officers;

•all of our directors and executive officers as a group; and

• each shareholder known by us to be the beneficial owner of more than 5% of our capital stock;

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that persons and entities named in the table below have sole voting and investment power with respect to all the capital stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 5,786,701 shares of capital stock outstanding as of December 31, 2015.  In computing the number of shares of common stock beneficially owned by a person and the ownership percentage of that person, we deemed to be outstanding all shares of common stock subject to options held by that person or entity that are currently exercisable or releasable within 60 days of December 31, 2015.  We did not deem these shares outstanding, however, for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)(2)(3)	Common Stock Beneficially Owned (3)(4)	Ownership of Shares of Series B Preferred Stock (4)	Percent of Class
Directors and Officers:
William C. Censky	385,000	—	6.7%
Timothy J. Schneider	177,618	—	3.1%
Mark R. Binversie	327,902	—	5.7%
Carmen L. Chizek	124,700	8,000	2.2%
Lynn D. Davis	16,881	—	*
Edson P. Foster, Jr.	33,500	—	*
Wayne D. Mueller	162,940	—	2.8%
Andrew J. Steimle	17,500	—	*
Kenneth R. Zacharias	12,000	—	*
Gary J. Ziegelbauer	416,300	—	7.2%
All Executive Officer and Directors as a Group (14 persons)	1,805,917	—	31.3%

5% Beneficial Owners:
Wellington Management Group LLP (5)	397,718	—	6.9%
EJF Capital LLC (6)	300,000	—	5.2%
*	Represents beneficial ownership of less than 1.0% of the outstanding shares of common stock.

(1)  Except as otherwise indicated, the address of each beneficial owner in the table is: c/o County Bancorp, Inc., 860 North Rapids Road, Manitowoc, Wisconsin 54221.

(2)

Except as otherwise indicated, the number includes shares held by, jointly with, or in trust for the benefit of, the person’s spouse and dependent children.  Shares are reported in such cases on the presumption that the individual may share voting and/or investment power because of the family relationship.

(3)

Amounts include the following numbers of shares pledged as security for personal loans with one or more third-party lenders:  for Mr. Censky—121,830; for Mr. Schneider—111,500; for Mr. Binversie—110,630; for Mr. Zacharias—12,000; and for all other executive officers—25,000.

(4)	The U.S. Treasury does not beneficially own any of our shares of common stock or Series B Preferred Stock.
(5)

Information with respect to Wellington Management Group LLP (“Wellington”), located at 280 Congress Street, Boston, Massachusetts 02210, is based solely on a Schedule 13G filed with the SEC on February 11, 2016 by Wellington, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP.  Wellington, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP have shared voting and dispositive power with respect to 397,718 shares of common stock.

(6)

Information with respect to EJF Capital LLC (“EJF”), located at 2107 Wilson Boulevard, Suite 410, Arlington, Virginia 22201, is based solely on a Schedule 13G filed with the SEC on January 23, 2015 by EJF, Emanuel J. Friedman and EJF Sidecar Fund, Series LLC – Series D (the “EJF Sidecar Fund”). EJF has shared voting and dispositive power with respect to 300,000 shares of common stock.  EJF serves as the manager of the EJF Sidecar Fund and various managed accounts and may be deemed to share beneficial ownership of the 49,567 shares of common stock of which EFJ Sidecar Fund is the record owner and the 250,433 shares of common stock of which the managed accounts are the record owner.  Emanuel J. Friedman is the controlling member of EJF and may be deemed to share beneficial ownership of the 300,000 shares of common stock over which EJF shares beneficial ownership

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

General. The Audit Committee reviews all “related party transactions” for potential conflict of interest situations and approves such transactions. However, the Audit Committee will not be responsible for reviewing and approving related party transactions that are reviewed and approved by another independent body of the Board of Directors. In approving or rejecting any related party transactions, the Audit Committee considers, among other things, the material facts of the transaction, including, but not limited to, whether the transaction is on the terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. A “related party transaction” is a transaction required to be disclosed under Item 404 of Regulation S-K under the Securities Act of 1933, as amended.

The following is a description of transactions, since January 1, 2015, to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers or directors, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change of control arrangements, which are described under “Item 11. Executive Compensation—Employment Agreements” and “Item 11. Executive Compensation—Director Compensation.”

Loans and Extensions of Credit. The Sarbanes-Oxley Act generally prohibits loans to executive officers and directors of public companies. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by a bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made in the ordinary courses of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank and must not involve more than the normal risk of collectability or present other unfavorable features. The aggregate amount of our loans to our directors, executive officers and their related entities was $1.5 million and $1.2 million at December 31, 2015 and 2014, respectively. These loans were originated in compliance with applicable federal regulations and, as of December 31, 2015, were performing according to their original terms.

Other Transactions. Christopher Schneider, the brother of Timothy J. Schneider, received compensation of approximately $167,000 and $144,000 in 2015 and 2014, respectively, in his capacity as an agricultural banking officer of the Bank. Since the beginning of our last fiscal year, there have been no other transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers or directors had or will have a direct or indirect material interest.

Independence of Our Board of Directors and Board Committees

Under the rules of the NASDAQ Stock Market Inc. (“NASDAQ”), independent directors must comprise a majority of our Board of Directors.  The rules of NASDAQ, as well as those of the SEC, also impose requirements with respect to the independence of our directors. Our Board of Directors has evaluated the independence of its members based upon the rules of NASDAQ and the SEC and the transactions referenced under the section titled “Certain Relationships and Related Party Transactions.” Applying these standards, our Board of Directors determined that none of the directors, other than Messrs. Schneider, Censky, Binversie and Mueller, have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of those directors is “independent” as that term is defined under the NASDAQ Listing Rules. Messrs. Schneider, Censky, Binversie and Mueller are not considered independent because they are, or within the prior three years have been, officers of County and/or the Bank.  Our Board of Directors also determined that each director who serves as a member of the Audit, Compensation, and Nominating and Governance committees satisfies the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

County’s independent registered public accounting firm for the fiscal year ended December 31, 2015 was CliftonLarsonAllen LLP (“CLA”).  County’s Audit Committee has also appointed CLA as its independent registered public accounting firm for the fiscal year ending December 31, 2016.

For services rendered in 2015 and 2014 by CLA, the following fees were billed for the audit of County’s annual consolidated financial statements for the years ended December 31, 2015 and 2014, respectively and for other services:

Fees	2015	2014
Audit fees (1)	$254,744	$283,993
Audit-related fees (2)	2,490	—
Tax fees (3)	14,615	12,800
All other fees (4)	750	—
Total	$272,599	$296,793
(1)

Audit fees consist of fees billed for professional services rendered for the audit of County’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by CLA in connection with statutory and regulatory filings or engagements.  For 2015, this amount includes $55,857 of fees incurred in connection with our initial public offering, which consisted of incremental audit fees, fees relating to the consent and comfort letter, and fees with respect to the review of the registration statement and interim financial statements.

(2)	Audit-related fees consist of professional services incurred for the pending merger with Fox River Valley Bancorp, Inc.
(3)	Tax fees consist of fees for professional services rendered for federal and state tax compliance, assistance with the IRS audit, tax advice and tax planning.
(4)	Other fees consist of fees incurred related to assistance in due diligence process for the pending merger with Fox River Valley Bancorp, Inc.

The Audit Committee approves all engagements of independent auditors in advance, including approval of related fees and an annual budget for projects and fees.  Items that are not covered under the budget or fees that exceed the budget require approval by the Audit Committee prior to payment.  All of the services described above in 2015 and 2014 were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Exhibit Index following the signatures for exhibits filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTY BANCORP, INC

Date:	April 28, 2016	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.5	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.5	Certification of the President pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

32.6	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350