Form 10-Q
period 2016-03-31
County Bancorp, Inc.
filed 2016-05-12
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016, the registrant had 5,786,701 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$19,814	$14,907
Securities available-for-sale, at fair value	79,692	83,281
FHLB Stock, at cost	3,724	3,507
Loans held for sale	3,980	9,201
Loans, net of allowance for loan losses of $11,218 as of March 31, 2016; $10,405 as of December 31, 2015	764,630	737,784
Premises and equipment, net	8,171	7,165
Loan servicing rights	8,294	8,145
Other real estate owned, net	2,947	2,872
Cash surrender value of bank owned life insurance	11,228	11,155
Deferred tax asset, net	2,185	2,048
Accrued interest receivable and other assets	4,892	4,824
Total assets	$909,557	$884,889

LIABILITIES
Deposits:
Noninterest-bearing	$63,276	$70,914
Interest-bearing	629,905	601,312
Total deposits	693,181	672,226
Other borrowings	3,407	3,945
Advances from FHLB	83,445	66,445
Subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	7,774	7,877
Total liabilities	800,179	762,865

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; no shares issued at March 31, 2016; 15,000 shares issued, $15,000 redemption amount at December 31, 2015	$—	$15,000

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at March 31, 2016 and December 31, 2015	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 6,208,309 shares issued and 5,786,701 shares outstanding at March 31, 2016 and 6,192,609 shares issued and 5,771,001 shares outstanding at December 31, 2015	19	19
Surplus	34,878	34,717
Retained earnings	70,610	68,825
Treasury stock, at cost, 421,608 shares at March 31, 2016 and December 31, 2015	(4,758)	(4,758)
Accumulated other comprehensive income	629	221
Total shareholders' equity	109,378	107,024
Total liabilities and shareholders' equity	$909,557	$884,889

See accompanying notes to consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31, 2016	March 31, 2015
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,730	$7,628
Taxable securities	240	229
Tax-exempt securities	109	106
Federal funds sold and other	39	18
Total interest and dividend income	9,118	7,981

INTEREST EXPENSE
Deposits	1,812	1,478
FHLB advances and other borrowed funds	303	218
Subordinated debentures	66	120
Total interest expense	2,181	1,816
Net interest income	6,937	6,165
Provision for loan losses	812	(602)
Net interest income after provision for loan losses	6,125	6,767
NON-INTEREST INCOME
Services charges	277	220
Gain on sale of loans, net	100	93
Loan servicing fees	1,447	1,253
Other	113	309
Total non-interest income	1,937	1,875
NON-INTEREST EXPENSE
Employee compensation and benefits	3,001	2,720
Occupancy	93	81
Write-down of other real estate owned	84	182
Other	1,413	1,635
Total non-interest expense	4,591	4,618
Income before income taxes	3,471	4,024
Income tax expense	1,295	1,498
NET INCOME	$2,176	$2,526

NET INCOME PER SHARE:
Basic	$0.36	$0.44
Diluted	$0.35	$0.43
Dividends paid per share	$0.05	$0.04

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31, 2016	March 31, 2015
	(dollars in thousands)
Net income	$2,176	$2,526
Other comprehensive income:
Unrealized gains on securities available-for-sale	669	479
Income tax benefit	(261)	(188)
Total other comprehensive income	408	291
Comprehensive income	$2,584	$2,817

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2014	$8,000	$5	$16,970	$59,254	$(4,572)	$386	$80,043
Net income	—	—	—	2,526	—	—	2,526
Other comprehensive income	—	—	—	—	—	291	291
Stock compensation expense, net of tax	—	—	53	—	—	—	53
Cash dividends declared on common stock	—	—	—	(229)	—	—	(229)
Cash dividends declared on preferred stock	—	—	—	(80)	—	—	(80)
Cash dividends declared on SBLF preferred stock	—	—	—	(38)	—	—	(38)
Proceeds from sale of common stock (1,220,750 shares)	—	13	16,965	—	—	—	16,978
Balance at March 31, 2015	$8,000	$18	$33,988	$61,433	$(4,572)	$677	$99,544

Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024
Net income	—	—	—	2,176	—	—	2,176
Other comprehensive income	—	—	—	—	—	408	408
Stock compensation expense, net of tax	—	—	128	—	—	—	128
Cash dividends declared on common stock	—	—	—	(289)	—	—	(289)
Cash dividends declared on preferred stock	—	—	—	(81)	—	—	(81)
Cash dividends declared on SBLF preferred stock	—	—	—	(21)	—	—	(21)
Proceeds from exercise of common stock options (1,943 shares)	—	—	33	—	—	—	33
Balance at March 31, 2016	$8,000	$19	$34,878	$70,610	$(4,758)	$629	$109,378

See accompanying notes to consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31, 2016	March 31, 2015
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,176	$2,526
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	177	151
Provision for loan losses	812	(602)
Realized loss on sales of other real estate owned	—	373
Write-down of other real estate owned	84	182
Realized loss (gain) on sales of premises and equipment	(8)	4
Increase in cash surrender value of bank owned life insurance	(72)	(71)
Deferred income tax expense (benefit)	(402)	194
Stock compensation expense, net	128	53
Net amortization of securities	134	147
Net change in:
Accrued interest receivable and other assets	(69)	(120)
Loans held for sale	5,221	(5,262)
Loan servicing rights	(150)	(61)
Accrued interest payable and other liabilities	(102)	391
Net cash provided by (used in) operating activities	7,929	(2,095)
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	4,128	2,011
Purchases of securities available for sale	—	(1,561)
Purchases of FHLB stock	(217)	(218)
Loan originations and principal collections, net	(27,817)	13,323
Proceeds from sales of premises and equipment	13	11
Purchases of premises and equipment	(1,188)	(54)
Capitalized additions to other real estate owned	—	(39)
Proceeds from sales of other real estate owned	—	1,493
Net cash provided by (used in) investing activities	(25,081)	14,966
Cash flows from financing activities
Net decrease in demand and savings deposits	(30,117)	(6,726)
Net increase in certificates of deposits	51,072	9,698
Net change in other borrowings	(538)	(18,211)
Proceeds from FHLB advances	45,200	5,000
Repayment of FHLB advances	(28,200)	—
Proceeds from issuance of common stock	33	16,978
Redemption of SBLF preferred stock	(15,000)	—
Dividends paid on SBLF preferred stock	(21)	(38)
Dividends paid on preferred stock	(81)	(80)
Dividends paid on common stock	(289)	(229)
Net cash provided by financing activities	22,059	6,392
Net change in cash and cash equivalents	4,907	19,263
Cash and cash equivalents, beginning of period	14,907	10,480
Cash and cash equivalents, end of period	$19,814	$29,743

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,023	$1,853
Income taxes	650	220
Noncash investing activities:
Transfer from loans to other real estate owned	$159	$—
Loans charged off	—	149

See accompanying notes to consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (the “Company”) and its subsidiaries have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentiation of the financial position, results of operations, and cash flows for the interim period.  The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results to be expected for the entire fiscal year.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

NOTE 2—ACQUISITION

On November 19, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, County Acquisition LLC, a wholly-owned subsidiary of the Company, and Fox River Valley Bancorp, Inc., a Wisconsin corporation (“Fox River Valley”), pursuant to which the Company will acquire Fox River Valley and its wholly-owned bank subsidiary, The Business Bank.  Under the terms of the Merger Agreement, the Company will acquire 100% of Fox River Valley’s outstanding common stock for aggregate consideration of $28.9 million, subject to downward adjustment under certain circumstances.

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

Fox River Valley’s shareholders approved the Merger Agreement on March 17, 2016, and the merger transaction is appropriately not reflected in the Company’s March 31, 2016 financial statements.  The Company received the required regulatory approvals in April 2016, and the merger is expected to close on May 13, 2016, and is subject to customary closing conditions.

NOTE 3 – EARNINGS PER SHARE

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

	For the Three Months Ended
	March 31,
	2016	2015
Net income from continuing operations	$2,176	$2,526
Less: preferred stock dividends including SBLF	102	118
Income available to common shareholders for basic EPS	$2,074	$2,408

Average number of common shares issued	6,561	6,193
Less: weighted average treasury shares	422	410
Less: weighted average nonvested equity incentive plan shares	360	348
Weighted average number of common shares outstanding	5,779	5,435
Effect of dilutive options	109	120
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	5,888	5,555

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available for sale as of March 31, 2016 and December 31, 2015 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2016
U.S. government and agency securities	$2,003	$1	$—	$2,004
Municipal securities	43,462	346	(7)	43,801
Mortgage-backed securities	33,189	698	—	33,887
	$78,654	$1,045	$(7)	$79,692
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$2,003
Municipal securities	46,185	185	(58)	46,312
Mortgage-backed securities	34,728	356	(118)	34,966
	$82,916	$541	$(176)	$83,281

The amortized cost and fair value of securities at March 31, 2016 and December 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
March 31, 2016
Due in one year or less	$10,588	$10,611
Due from one to five years	32,179	32,433
Due from five to ten years	2,698	2,761
Due after ten years	—	—
Mortgage-backed securities	33,189	33,887
	$78,654	$79,692
December 31, 2015
Due in one year or less	$5,005	$5,017
Due from one to five years	39,329	39,400
Due from five to ten years	3,854	3,898
Due after ten years	—	—
Mortgage-backed securities	34,728	34,966
	$82,916	$83,281

There were no security sales for the three months ended March 31, 2016 and 2015, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2016
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	3,851	(5)	610	(2)	4,461	(7)
Mortgage-backed securities	—	—	—	—	—	—
	$3,851	$(5)	$610	$(2)	$4,461	$(7)
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$—	$2,003	$—
Municipal securities	14,153	(53)	711	(5)	14,864	(58)
Mortgage-backed securities	11,291	(86)	2,039	(32)	13,330	(118)
	$27,447	$(139)	$2,750	$(37)	$30,197	$(176)

The unrealized loss on the investments at March 31, 2016 and December 31, 2015 was due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015.

NOTE 5 – LOANS

The components of loans were as follows:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Agricultural loans	$520,756	$499,320
Commercial real estate loans	165,563	161,741
Commercial loans	52,518	51,978
Residential real estate loans	36,823	34,631
Installment and consumer other	188	519
Total gross loans	775,848	748,189
Allowance for loan losses	(11,218)	(10,405)
Loans, net	$764,630	$737,784

Changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016  and 2015 were as follows:

March 31, 2016	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
Balance, beginning of year	$6,355	$2,237	$1,268	$533	$12	$10,405
Provision for loan losses	535	217	(97)	167	(10)	812
Loans charged off	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1
Balance, end of period	$6,891	$2,454	$1,171	$700	$2	$11,218

March 31, 2015
Balance, beginning of year	$3,456	$3,326	$2,420	$1,392	$9	$10,603
Provision for loan losses	235	(405)	(401)	(25)	(6)	(602)
Loans charged off	—	(36)	(113)	—	—	(149)
Recoveries	1	1	415	—	—	417
Balance, end of period	$3,692	$2,886	$2,321	$1,367	$3	$10,269

The following tables present the balances in the allowance for loan losses and the recorded investment and unpaid principal balance in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$874	$6,017	$6,891
Commercial real estate loans	798	1,656	2,454
Commercial loans	807	363	1,170
Residential real estate loans	—	701	701
Installment and consumer other	—	2	2
Total ending allowance for loan losses	2,479	8,739	11,218
Loans:
Agricultural loans	15,899	504,857	520,756
Commercial real estate loans	4,173	161,390	165,563
Commercial loans	4,379	48,139	52,518
Residential real estate loans	107	36,716	36,823
Installment and consumer other	—	188	188
Total loans	24,558	751,290	775,848
Net loans	$22,079	$742,551	$764,630

	December 31, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,055	$5,300	$6,355
Commercial real estate loans	357	1,880	2,237
Commercial loans	890	378	1,268
Residential real estate loans	—	533	533
Installment and consumer other	—	12	12
Total ending allowance for loan losses	2,302	8,103	10,405
Loans:
Agricultural loans	20,724	478,596	499,320
Commercial real estate loans	4,197	157,544	161,741
Commercial loans	5,481	46,497	51,978
Residential real estate loans	—	34,631	34,631
Installment and consumer other	—	519	519
Total loans	30,402	717,787	748,189
Net loans	$28,100	$709,684	$737,784

The following tables present the aging of the recorded investment in past due loans at March 31, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due
	(dollars in thousands)
March 31, 2016
Agricultural loans	$—	$868	$11,212	$12,080	$508,676
Commercial real estate loans	—	—	2,417	2,417	163,146
Commercial loans	—	—	3,477	3,477	49,041
Residential real estate loans	—	—	—	—	36,823
Installment and consumer other	—	—	—	—	188
Total	$—	$868	$17,106	$17,974	$757,874

December 31, 2015
Agricultural loans	$978	$5	$2,405	$3,388	$495,932
Commercial real estate loans	—	234	2,418	2,652	159,089
Commercial loans	—	—	3,476	3,476	48,502
Residential real estate loans	5	—	—	5	34,626
Installment and consumer other	—	—	—	—	519
Total	$983	$239	$8,299	$9,521	$738,668

The following table lists information on nonaccrual, restructured, and certain past due loan at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$17,106	$8,299
Nonaccrual loans 30-89 days past due	690	1,212
Nonaccrual loans, less than 30 days past due	1,768	15,068
Restructured loans not on nonaccrual status	602	610
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Agricultural loans	$13,058	$17,705
Commercial real estate loans	2,922	3,162
Commercial loans	3,477	3,712
Residential real estate loans	107	—
Total	$19,564	$24,579

The average recorded investment in total impaired loans for the three months ended March 31, 2016 and for the year ended December 31, 2015 amounted to approximately $27.5 million and $27.6 million, respectively.  Interest income recognized on total impaired loans for the three months ended March 31, 2016 and for the year ended December 31, 2015 amounted to approximately $0.1 million and $1.7 million, respectively.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.4 million and $1.7 million for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $0.3 million and $0.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2016 and December 31, 2015, respectively.  The Company has no additional lending commitments at March 31, 2016 and December 31, 2015 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  There were no unfunded commitments on these loans at March 31, 2016, and December 31, 2015.  The following table presents the TDRs by loan class at March 31, 2016 and December 31, 2015:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
March 31, 2016
Agricultural loans	$6,165	$—	$6,165
Commercial real estate loans	504	483	987
Commercial loans	107	119	226
Residential real estate loans	—	—	—
Installment and consumer other	—	—	—
Total	$6,776	$602	$7,378

December 31, 2015
Agricultural loans	$1,337	$—	$1,337
Commercial real estate loans	744	486	1,230
Commercial loans	235	124	359
Residential real estate loans	—	—	—
Installment and consumer other	—	—	—
Total	$2,316	$610	$2,926

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

The greater the level of deteriorated risk as indicated by a loan’s assigned risk category, the greater the likelihood a loss will occur in the future. If the loan is impaired then the loan loss reserves for the loan are recorded at the loss level of impairment. If the loan is not impaired, then its loan loss reserves are determined by the application of a loss rate that increases with risk in accordance with the allowance for loan loss analysis.

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
	(dollars in thousands)
Agricultural loans	$463,869	$27,903	$13,085	$15,899	$520,756
Commercial real estate loans	141,961	15,030	4,399	4,173	165,563
Commercial loans	42,409	5,218	512	4,379	52,518
Residential real estate loans	29,626	4,561	2,529	107	36,823
Installment and consumer other	186	2	—	—	188
Total	$678,051	$52,714	$20,525	$24,558	$775,848

	As of December 31, 2015
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
	(dollars in thousands)
Agricultural loans	$441,528	$30,762	$6,306	$20,724	$499,320
Commercial real estate loans	139,061	13,956	4,527	4,197	161,741
Commercial loans	40,496	5,468	533	5,481	51,978
Residential real estate loans	27,514	4,572	2,545	—	34,631
Installment and consumer other	518	1	—	—	519
Total	$649,117	$54,759	$13,911	$30,402	$748,189

NOTE 6 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $505.5 million and $495.9 million at March 31, 2016 and December 31, 2015, respectively.  The fair value of these rights were approximately $10.9 million and $10.7 million at March 31, 2016 and December 31, 2015, respectively.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$8,145	$7,746
Additions	1,023	3,731
Disposals	(378)	(1,421)
Amortization	(496)	(1,911)
Balance, end of period	$8,294	$8,145

NOTE 7 – DEPOSITS

Deposits are summarized as follows at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Demand deposits	$63,276	$70,914
Savings	152,501	174,979
Certificates of deposit	477,404	426,333
Total deposits	$693,181	$672,226

At March 31, 2016 and December 31, 2015, brokered deposits amounted to $184.6 million and $164.6 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 8 – EQUITY INCENTIVE PLAN

Under the Company’s 2012 Equity Incentive Compensation Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Company’s Plan and changes in the Plan as of March 31, 2016 are as follows:

	March 31, 2016
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	351,931	$13.71
Granted	18,675	19.77
Exercised	(1,943)	17.15
Forfeited/expired	—	—
Outstanding, end of period	368,663	$14.00	$2,241
Options exercisable at period-end	265,033	$12.46	$2,020
Weighted-average fair value of options granted during the period (2)		$4.84

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) as of March 31, 2016 is as follows:

	March 31, 2016
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	46,621	$14.92
Granted	13,757	19.77
Vested	(10,980)	12.00
Forfeited/expired	—	—
Outstanding, end of period	49,398	$16.92

For the three months ended March 31, 2016 and 2015, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $128.0 thousand and $53.0 thousand, respectively.

As of March 31, 2016, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $1.0 million and is expected to be recognized over a weighted average period of 2.0 years.

NOTE 9 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of March 31, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2016, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2016
Total Capital (to risk weighted assets):
Consolidated	$131,691	15.59%	$67,567	8.00%	Not applicable
Bank	114,237	13.53%	67,551	8.00%	$84,438	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	121,121	14.34%	50,675	6.00%	Not applicable
Bank	103,667	12.28%	50,663	6.00%	67,551	8.00%
Tier 1 Capital (to average assets):
Consolidated	121,121	13.44%	36,047	4.00%	Not applicable
Bank	103,667	11.51%	36,026	4.00%	45,033	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	100,749	11.93%	43,285	5.13%	Not applicable
Bank	103,667	12.28%	43,275	5.13%	54,885	6.50%

December 31, 2015
Total Capital (to risk weighted assets):
Consolidated	$144,495	17.51%	$66,013	8.00%	Not applicable
Bank	125,354	15.19%	66,000	8.00%	$82,500	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	134,175	16.26%	49,510	6.00%	Not applicable
Bank	115,036	13.94%	49,500	6.00%	66,000	8.00%
Tier 1 Capital (to average assets):
Consolidated	134,175	15.49%	34,656	4.00%	Not applicable
Bank	115,036	13.29%	34,635	4.00%	43,294	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	98,803	11.97%	37,132	4.50%	Not applicable
Bank	115,036	13.94%	37,125	4.50%	53,625	6.50%

The Basel III Capital Rules, which became effective January 1, 2015, revised the prompt corrective action requirements by, among other things: (i) introducing a Common Equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk based capital requirement for any prompt corrective action category.  The Basel III Capital Rules also implemented a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2016 is 0.625%.  At the present time, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

Commitments to Extend Credit and Standby Letters of Credit

As of March 31, 2016 and December 31, 2015, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
March 31, 2016
Securities available for sale:
U.S. government and agency securities	$—	$2,004	$—	$2,004
Municipal securities	—	43,801	—	43,801
Mortgage-backed securities	—	33,887	—	33,887
Total assets at fair value	$—	$79,692	$—	$79,692
December 31, 2015
Securities available for sale:
U.S. government and agency securities	$—	$2,003	$—	$2,003
Municipal securities	—	46,312	—	46,312
Mortgage-backed securities	—	34,966	—	34,966
Total assets at fair value	$—	$83,281	$—	$83,281

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
March 31, 2016
Impaired loans	$—	$—	$22,079	$2,479
Other real estate owned	—	—	2,947	84
Total assets at fair value	$—	$—	$25,026	$2,563
December 31, 2015
Impaired loans	$—	$—	$28,100	$2,302
Other real estate owned	—	—	2,872	256
Total assets at fair value	$—	$—	$30,972	$2,558

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

March 31, 2016
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-46% (14%)

December 31, 2015
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	4%-23% (12%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,814	$19,814	$14,907	$14,907	1
FHLB Stock	3,724	3,724	3,507	3,507	2
Securities available for sale	79,692	79,692	83,281	83,281	2
Loans, net of allowance for loan losses	764,630	774,439	737,784	745,572	3
Loans held for sale	3,980	3,980	9,201	9,201	3
Accrued interest receivable	2,528	2,528	2,562	2,562	2
Loan servicing rights	8,294	10,934	8,145	10,705	3
Financial liabilities:
Deposits:
Time	477,404	484,466	426,333	431,077	3
Other deposits	215,777	216,025	245,893	242,493	1
Other borrowings	3,407	3,407	3,945	3,945	3
Advances from FHLB	83,445	84,812	66,445	67,318	3
Subordinated debentures	12,372	12,372	12,372	12,372	3
Accrued interest payable	1,617	1,617	1,459	1,459	2

NOTE 11 – OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows:

	For the three months ended
	March 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$2,872	$7,137
Assets foreclosed	159	—
Write-down of other real estate owned	(84)	(182)
Net loss on sales of other real estate owned	—	(373)
Capitalized additions to other real estate owned	—	39
Proceeds from sale of other real estate owned	—	(1,493)
Balance, end of period	$2,947	$5,128

Expenses applicable to other real estate owned include the following:

	For the three months ended
	March 31,
	2016	2015
	(dollars in thousands)
Net loss on sales of other real estate owned	$—	$373
Write-down of other real estate owned	84	182
Operating expenses, net of rental income	31	(31)
	$115	$524

NOTE 12 – SUBSEQUESNT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2016, but prior to May 12, 2016, that provided additional evidence about conditions that existed at March 31, 2016. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This report contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections titled “Forward-Looking Statements” and “Risk Factors” and other sections of the Company’s December 31, 2015 Annual Report on Form 10-K.  Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II and County Bancorp Statutory Trust III, which are Delaware statutory trusts, and County Acquisition LLC, which is a Wisconsin limited liability company formed solely to facilitate the merger with Fox River Valley Bancorp, Inc., as described below.  The Bank is the sole shareholder of ICB Investments Corp., a Nevada corporation, and is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, residential real estate, and installment and consumer loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, efficiency ratio, return on average assets, return on average common shareholders’ equity, earnings per share, and ratio of non-performing assets to total assets. We are also required to maintain appropriate regulatory leverage and risk-based capital ratios.

Merger Transaction

On November 19, 2015, the Company and County Acquisition LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fox River Valley Bancorp, Inc. (“Fox River Valley”), pursuant to which the Company will acquire Fox River Valley and its wholly-owned bank subsidiary, The Business Bank.  Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, County has agreed to pay $28.9 million in the form of 50% cash and 50% common stock of the Company as merger consideration.  The merger consideration is subject to downward adjustment if Fox River Valley’s adjusted equity is below a certain threshold.

The Company and Fox River Valley filed with the SEC a registration statement on Form S-4, which included a proxy statement/prospectus, which became effective on January 29, 2016.  Fox River Valley called a special shareholder meeting, and its shareholders approved the merger on March 17, 2016.  We have received the required regulatory approvals, and the merger is expected to close on May 13, 2016, and is subject to customary closing conditions.  For additional information on this proposed merger, see Note 2. “Acquisition” to our consolidated financial statements.

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

Operational Highlights

•	Total loans were $775.8 million at March 31, 2016 compared to $748.2 million at December 31, 2015, and $635.1 million at March 31, 2015, an increase of 3.7% and 22.2%, respectively.
•	Non-performing assets decreased 18.0% from $27.5 million at December 31, 2015 to $22.5 million at March 31, 2016.
•	Net interest income increased by $0.7 million from $6.2 million for the three months ended March 31, 2015, to $6.9 million for the three months ended March 31, 2016.
•

Income before provision for loan losses and income tax expense was $4.3 million for the three months ended March 31, 2016 compared to $3.4 million for the three months ended March 31, 2015, an increase of 25.2%.

•	The Company redeemed $15.0 million of Small Business Lending Fund (“SBLF”) preferred stock on February 23, 2016.
•	We completed construction and opened our new branch location in Stevens Point, Wisconsin on February 1, 2016.

Selected Financial Data

	Three Months Ended		Year Ended
	March 31, 2016	March 31, 2015	December 31, 2015
	(unaudited)
Selected Income Statement Data:
(In thousands, except per share data)

Interest income	$9,118	$7,981	$33,767
Interest expense	2,181	1,816	7,520
Net interest income	6,937	6,165	26,247
Provision for (recovery of ) loan losses	812	(602)	(1,019)
Net interest income after provision for (recovery of) loan losses	6,125	6,767	27,266
Non-interest income	1,937	1,875	7,685
Non-interest expense	4,591	4,618	17,458
Income tax expense	1,295	1,498	6,519
Net income	$2,176	$2,526	$10,974

Per Common Share Data:
Basic	$0.36	$0.44	$1.85
Diluted	$0.35	$0.43	$1.82
Cash dividends per common share	$0.05	$0.04	$0.16
Book value per share	$17.52	$15.97	$17.16
Weighted average common shares - basic	5,779,085	5,435,428	5,664,678
Weighted average common shares - diluted	5,888,054	5,555,521	5,777,802
Common shares outstanding, end of period	5,786,701	5,733,919	5,771,001

Selected Balance Sheet Data (at period end):
Total assets	$909,557	$781,409	$884,889
Securities	79,692	81,165	83,281
Total loans	775,848	635,067	748,189
Allowance for loan losses	(11,218)	(10,269)	(10,405)
Total deposits	693,181	608,441	672,226
Other borrowings and FHLB advances	86,852	38,646	70,390
Subordinated debentures	12,372	12,372	12,372
Total shareholders' equity	109,378	99,544	107,024

Performance Ratios:
Return on average assets	0.97%	1.29%	1.35%
Return on average common shareholders' equity (1)	8.99%	11.09%	11.27%
Net interest margin	3.19%	3.33%	3.36%
Interest rate spread	2.97%	3.05%	3.13%
Non-interest income to average assets	0.86%	0.96%	0.95%
Non-interest expense to average assets	2.04%	2.36%	2.15%
Net overhead ratio (2)	1.18%	1.40%	1.20%
Efficiency ratio (1)	50.79%	50.53%	49.95%
Dividend payout ratio	14.29%	9.30%	8.79%

Asset Quality Ratios:
Nonperforming loans to total loans	2.52%	2.02%	3.29%
Allowance for loan losses to:
Total loans	1.45%	1.62%	1.39%
Nonperforming loans	57.34%	80.01%	42.33%
Net charge-offs (recoveries) to average loans	—	(0.04)%	(0.12)%
Nonperforming assets to total assets (3)	2.47%	2.30%	3.10%

Capital Ratios:
Shareholders' common equity to assets	11.15%	11.72%	11.19%
Tier 1 risk-based capital (Bank)	12.28%	15.13%	13.94%
Total risk-based capital (Bank)	13.53%	16.38%	15.19%
Tier 1 Common Equity ratio (Bank)	12.28%	N/A	13.94%
Leverage ratio (Bank)	11.51%	13.65%	13.29%

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

	Three Months Ended		Year Ended
	March 31, 2016	March 31, 2015	December 31, 2015
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$4,591	$4,618	$17,458
Less: net gain (loss) on sales and write-downs of OREO	(84)	(555)	(510)
Adjusted non-interest expense (non-GAAP)	$4,507	$4,063	$16,948

Net interest income	$6,937	$6,165	$26,247
Non-interest income	1,937	1,875	7,685
Operating revenue	$8,874	$8,040	$33,932
Efficiency ratio	50.79%	50.53%	49.95%

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

	Three Months Ended		Year Ended
	March 31, 2016	March 31, 2015	December 31, 2015
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	7.99%	9.19%	9.45%
Effect of excluding average preferred shareholders' equity	1.00%	1.90%	1.82%
Return on average common shareholders' equity	8.99%	11.09%	11.27%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 12.5% to $6.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015; the increase is attributable to loan growth of 22.2% between the same periods.  Non-interest income increased 3.3% to $1.9 million while non-interest expense decreased 0.6% to $4.6 million for the three months ended March 31, 2016 from the same period in 2015.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest bearing liabilities.  The following table reflects the components of net interest income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$81,933	$349	1.70%	$80,682	$335	1.66%
Loans (2)	768,927	8,730	4.54%	645,089	7,628	4.73%
Interest bearing deposits due from other banks	19,114	39	0.82%	25,594	18	0.28%
Total interest-earning assets	$869,974	$9,118	4.19%	$751,365	$7,981	4.25%

Allowance for loan losses	(10,835)			(10,571)
Other assets	41,085			42,872
Total assets	$900,224			$783,666

Liabilities
Savings, NOW, money market, interest checking	174,611	209	0.48%	149,379	174	0.47%
Time deposits	440,228	1,603	1.46%	397,477	1,304	1.31%
Total interest-bearing deposits	$614,839	$1,812	1.18%	$546,856	$1,478	1.08%
Other borrowings	3,973	48	4.83%	12,900	95	2.95%
FHLB advances	83,142	255	1.23%	32,556	123	1.51%
Junior subordinated debentures	12,372	66	2.13%	12,372	120	3.88%
Total interest-bearing liabilities	$714,326	$2,181	1.22%	$604,684	$1,816	1.20%

Non-interest bearing deposits	60,352			60,987
Other liabilities	7,824			8,030
Total liabilities	782,502			673,701

SBLF preferred stock (3)	8,736			15,000
Shareholders' equity	108,986			94,965
Total liabilities and equity	$900,224			$783,666

Net interest income		6,937			6,165
Interest rate spread (4)			2.97%			3.05%
Net interest margin (5)			3.19%			3.33%
Ratio of interest-earning assets to interest-bearing liabilities	1.22			1.24

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)

The SBLF preferred stock refers to the 15,000 shares of our Series C noncumulative perpetual preferred stock, no par value, issued to the U.S. Treasury through the U.S. Treasury’s Small Business Lending Fund program.  This stock was redeemed on February 23, 2016.

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

	Three Months Ended March 31, 2016 v. 2015
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$5	$9	$14
Loans	1,390	(288)	1,102
Federal funds sold and interest-bearing deposits with banks	(3)	24	21
Total interest income	1,392	(255)	1,137
Interest Expense:
Savings, NOW, money market and interest checking	30	5	35
Time deposits	148	151	299
Other borrowings	(599)	552	(47)
FHLB advances	150	(18)	132
Junior subordinated debentures	—	(54)	(54)
Total interest expense	(271)	636	365
Net interest income	$1,663	$(891)	$772

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $812 thousand for the three months ended March 31, 2016 compared to a negative provision of $602 thousand for the three months ended March 31, 2015.  The increase in the provision between these two periods, is the result of organic loan growth and increased loan loss factors resulting from lower dairy prices that impact our agricultural customers.  Also during the first quarter of 2015, we experienced $417 thousand of loan recoveries that are not recurring.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously outlined in our 2015 Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $11.2 million, or 1.45% of total loans, was appropriate as of March 31, 2016.  This is compared to an allowance for loan losses of $10.3 million, or 1.62% of total loans, at March 31, 2015, and $10.4 million, or 1.39% of total loans, at December 31, 2015.

Non-Interest Income

Non-interest income for the three months ended March 31, 2016 increased by 3.3% compared to the three months ended March 31, 2015.  The increase was primarily the result of increases in service charges and loan servicing fees and rights partially offset by a decrease in income on other real estate owned (“OREO”).  The following table reflects the components of non-interest income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Service charges	$277	$220
Gain on sale of loans, net	100	93
Loan servicing fees	1,297	1,192
Loan servicing rights	150	61
Income on other real estate owned	5	114
Other	108	195
Total non-interest income	$1,937	$1,875

Non-Interest Expense

Non-interest expense decreased 0.6% to $4.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as the result of holding fewer other real estate owned properties, experiencing no losses associated with the sale of other real estate owned, and also a decrease in the write-down of other real estate owned.   This decrease was partially offset by an increase in employee compensation and benefits which was related to an increase of 11 full-time equivalent employees from March 31, 2015 to March 31, 2016, and an increase in professional fees of which approximately $90 thousand related to the merger transaction. The following table reflects the components of our non-interest expense for the three ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Employee compensation and benefits	$3,001	$2,720
Occupancy	93	81
Information processing	280	233
Professional fees	309	256
Business development	140	151
FDIC assessment	137	98
Other real estate owned expenses	36	83
Write-down of other real estate owned	84	182
Net loss on other real estate owned	—	373
Other	511	441
Total non-interest expense	$4,591	$4,618

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50%; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the “more likely than not” recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the “more likely than not” recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not the some portion or all of the deferred tax asset will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2012.

The Company recognizes interest and penalties on income taxes as a component of other non-interest expense.

Financial Condition

Total assets increased $24.7 million, or 2.8%, from $884.9 million at December 31, 2015 to $909.6 million at March 31, 2016.  The increase is primarily due to an increase in total loans of $27.7 million and an increase of cash and cash equivalents of $4.9 million, partially offset by a decrease in loans held for sale of $5.2 million and a decrease in securities available for sale of $3.6 million.

Total liabilities increased $37.3 million, or 4.9%, from $762.9 million at December 31, 2015 to $800.2 million at March 31, 2016.  This increase is attributed to the cash needs associated with our increased loan demand and consists of a $20.0 million increase in brokered deposits and a $17.0 million increase in advances from the Federal Home Loan Bank.

On February 23, 2016, we redeemed all 15,000 shares of SBLF Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends, for a total redemption amount of $15.0 million.

Shareholders’ equity increased $2.4 million, or 2.2%, to $109.4 million at March 31, 2016 from $107.0 million at December 31, 2015.  This increase was primarily the result of income for the three months ended March 31, 2016 of $2.2 million.

Net Loans

Total net loans increased by $26.8 million, or 3.6%, from $737.8 million at December 31, 2015 to $764.6 million at March 31, 2016. The increase in loans was due primarily to increased agriculture loans of 4.3% and increased commercial real estate loans of 2.4%.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$520,756	67.1%	$499,320	66.8%
Commercial real estate loans	165,563	21.3%	161,741	21.6%
Commercial loans	52,518	6.8%	51,978	6.9%
Residential real estate loans	36,823	4.8%	34,631	4.6%
Installment and consumer other	188	0.0%	519	0.1%
Total gross loans	$775,848	100.0%	$748,189	100.0%
Allowance for loan losses	(11,218)		(10,405)
Loans, net	$764,630		$737,784

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

At March 31, 2016 and December 31, 2015, the allowance for loan losses was $11.2 million and $10.4 million, respectively, which resulted in a ratio to total loans of 1.45% and 1.39%, respectively.  The increase in the provision year-over-year, is the result of organic loan growth and increased loan loss factors resulting from lower dairy prices that impact our agricultural customers.  Also during the first quarter of 2015, we experienced $417 thousand of loan recoveries that are not recurring.

Charge-offs and recoveries by loan category for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Balance, beginning of period	$10,405	$10,603
Loans charged off:
Agriculture loans	—	—
Commercial real estate loans	—	36
Commercial loans	—	113
Residential real estate loans	—	—
Installment and consumer other	—	—
Total loans charged off	$—	$149
Recoveries:
Agriculture loans	1	1
Commercial real estate loans	—	1
Commercial loans	—	415
Residential real estate loans	—	—
Installment and consumer other	—	—
Total recoveries	1	417
Net loans recovered	$(1)	$(268)
Provision for (recovery of) loan losses	812	(602)
Allowance for loan losses, end of period	$11,218	$10,269

Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	0.00%	(0.04)%
Allowance for loan losses to total loans	1.45%	1.62%
Allowance for loan losses to non-performing assets and performing troubled debt restructurings	48.54%	54.66%

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

The loan servicing portfolio is shown below:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Total loans	$775,848	$748,189
Less: nonqualified loan sales included below	(3,407)	(3,945)
Loans serviced:
Agricultural	489,961	480,133
Commercial	10,863	11,080
Commercial real estate	4,663	4,720
Total loans serviced	505,487	495,933
Total loans and loans serviced	$1,277,928	$1,240,177

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $79.7 million at March 31, 2016 from $83.3 million at December 31, 2015.  During the three months ended March 31, 2016, we recognized unrealized holding gains of $0.7 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$43,462	$43,801	$46,185	$46,312
Mortgage-backed securities	33,189	33,887	34,728	34,966
U.S. Government and agency securities	2,003	2,004	2,003	2,003
Total available for sale	$78,654	$79,692	$82,916	$83,281

Deposits

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, non-interest bearing demand accounts, money market accounts, regular savings accounts, time deposit accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.  We also obtain brokered deposits on an as-needed basis.

Deposit growth was 3.1% to $693.2 million at March 31, 2016 from $672.2 million at December 31, 2015.  The increase in deposits was primarily the result of a $20.0 million increase in brokered deposits.  Raising deposits has been challenging in recent years in a market with compressed interest rates, but we are committed to our strategic focus of expanding our relationships and generating new deposit accounts.  As of March 31, 2016 and December 31, 2015, the distribution by type of deposit accounts was as follows:

	March 31, 2016		December 31, 2015
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$312,938	45.2%	$307,044	45.7%
Brokered deposits	184,612	26.6%	164,559	24.5%
Money market accounts	98,984	14.3%	96,148	14.3%
Demand, noninterest-bearing	63,276	9.1%	70,914	10.5%
NOW accounts and interest checking	27,794	4.0%	27,592	4.1%
Savings	5,577	0.8%	5,969	0.9%
Total deposits	$693,181	100.0%	$672,226	100.0%

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $7.9 million and $(2.1) million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $(25.1) million and $15.0 million for the three months ended March 31, 2016 and 2015, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances, and the redemption of SBLF preferred stock was $22.1 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $103.7 million, or 11.51% of adjusted average total assets, which is above the minimum level to be well-capitalized of $45.0 million, or 5.0% of adjusted total assets, and total risk-based capital of $114.2 million, or 13.53% of risk-weighted assets, which is above the minimum level to be well-capitalized of $84.4 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At March 31, 2016, there were $66.0 million of retained earnings available for the payment of dividends by the Bank to us.

Off-Balance Sheet Arrangements

As of March 31, 2016, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We and our subsidiaries may be involved from time to time in ordinary routine litigation incidental to our respective businesses.  Neither we nor any of our subsidiaries are currently engaged in, nor is any of our property the subject of, any legal proceedings, other than ordinary routine litigation incidental to the business, that are expected to have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in “Risk Factors” in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended March 31, 2016.

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

County Bancorp, Inc.

Date: May 12, 2016	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Date: May 12, 2016	By:	/s/ Gary R. Abramowicz
Gary R. Abramowicz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document