Form 10-Q
period 2016-06-30
County Bancorp, Inc.
filed 2016-08-12
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, the registrant had 6,529,581 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$21,224	$14,907
Securities available-for-sale, at fair value	129,036	83,281
FHLB Stock, at cost	5,654	3,507
Loans held for sale	4,832	9,201
Loans, net of allowance for loan losses of $10,791 as of June 30, 2016; $10,405 as of December 31, 2015	949,519	737,784
Premises and equipment, net	10,413	7,165
Loan servicing rights	9,111	8,145
Other real estate owned, net	2,789	2,872
Cash surrender value of bank owned life insurance	11,301	11,155
Deferred tax asset, net	4,241	2,048
Goodwill	5,038	—
Core deposit intangible, net of amortization of $54 as of June 30, 2016; $0 as of December 31, 2015	1,747	—
Accrued interest receivable and other assets	5,684	4,824
Total assets	$1,160,589	$884,889

LIABILITIES
Deposits:
Noninterest-bearing	$97,012	$70,914
Interest-bearing	795,523	601,312
Total deposits	892,535	672,226
Other borrowings	2,502	3,945
Advances from FHLB	118,295	66,445
Subordinated debentures	15,407	12,372
Accrued interest payable and other liabilities	6,061	7,877
Total liabilities	1,034,800	762,865

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; no shares issued at June 30, 2016; 15,000 shares issued, $15,000 redemption amount at December 31, 2015	$—	$15,000

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at June 30, 2016 and December 31, 2015	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 6,926,139 shares issued and 6,501,031 shares outstanding at June 30, 2016; 6,192,609 shares issued and 5,771,001 shares outstanding at December 31, 2015	26	19
Surplus	49,298	34,717
Retained earnings	72,150	68,825
Treasury stock, at cost; 425,108 shares at June 30, 2016; 421,608 shares at December 31, 2015	(4,828)	(4,758)
Accumulated other comprehensive income	1,143	221
Total shareholders' equity	125,789	107,024
Total liabilities and shareholders' equity	$1,160,589	$884,889

See accompanying notes to unaudited consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$10,205	$7,666	$18,935	$15,294
Taxable securities	355	235	595	464
Tax-exempt securities	90	107	199	213
Federal funds sold and other	50	12	89	30
Total interest and dividend income	10,700	8,020	19,818	16,001

INTEREST EXPENSE
Deposits	1,995	1,488	3,807	2,966
FHLB advances and other borrowed funds	332	187	635	405
Subordinated debentures	69	120	135	240
Total interest expense	2,396	1,795	4,577	3,611
Net interest income	8,304	6,225	15,241	12,390
Provision for loan losses	470	144	1,282	(458)
Net interest income after provision for loan losses	7,834	6,081	13,959	12,848
NON-INTEREST INCOME
Services charges	411	286	688	506
Gain on sale of loans, net	61	29	161	122
Loan servicing fees	2,132	1,186	3,579	2,438
Other	154	212	267	521
Total non-interest income	2,758	1,713	4,695	3,587
NON-INTEREST EXPENSE
Employee compensation and benefits	3,092	2,869	6,093	5,589
Occupancy	114	79	207	160
Information processing	1,477	178	1,757	344
Write-down of other real estate owned	—	—	84	182
Other	2,770	1,104	3,903	2,573
Total non-interest expense	7,453	4,230	12,044	8,848
Income before income taxes	3,139	3,564	6,610	7,587
Income tax expense	1,194	1,345	2,489	2,843
NET INCOME	$1,945	$2,219	$4,121	$4,744

NET INCOME PER SHARE:
Basic	$0.31	$0.36	$0.67	$0.80
Diluted	$0.30	$0.36	$0.65	$0.79
Dividends paid per share	$0.05	$0.04	$0.10	$0.08

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income	$1,945	$2,219	$4,121	$4,744
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	843	(656)	1,512	(177)
Income tax (expense) benefit	(329)	257	(590)	69
Total other comprehensive income (loss)	514	(399)	922	(108)
Comprehensive income	$2,459	$1,820	$5,043	$4,636

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2014	$8,000	$5	$16,970	$59,254	$(4,572)	$386	$80,043
Net income	—	—	—	4,744	—	—	4,744
Other comprehensive loss	—	—	—	—	—	(108)	(108)
Stock compensation expense, net of tax	—	—	157	—	—	—	157
Cash dividends declared on common stock	—	—	—	(458)	—	—	(458)
Cash dividends declared on preferred stock	—	—	—	(159)	—	—	(159)
Cash dividends declared on SBLF preferred stock	—	—	—	(90)	—	—	(90)
Proceeds from sale of common stock (1,220,750 shares)	—	13	16,882	—	—	—	16,895
Balance at June 30, 2015	$8,000	$18	$34,009	$63,291	$(4,572)	$278	$101,024

Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024
Net income	—	—	—	4,121	—	—	4,121
Other comprehensive income	—	—	—	—	—	922	922
Stock compensation expense, net of tax	—	—	236	—	—	—	236
Purchase of treasury stock (3,500 shares)	—	—	—	—	(70)	—	(70)
Cash dividends declared on common stock	—	—	—	(614)	—	—	(614)
Cash dividends declared on preferred stock	—	—	—	(161)	—	—	(161)
Cash dividends declared on SBLF preferred stock	—	—	—	(21)	—	—	(21)
Shares issued in the acquisition of Fox River Valley Bancorp, Inc. (712,830 shares)	—	7	14,249	—	—	—	14,256
Proceeds from exercise of common stock options (6,943 shares)	—	—	96	—	—	—	96
Balance at June 30, 2016	$8,000	$26	$49,298	$72,150	$(4,828)	$1,143	$125,789

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	June 30, 2016	June 30, 2015
	(dollars in thousands)
Cash flows from operating activities
Net income	$4,121	$4,744
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	395	298
Amortization of core deposit intangible	54	-
Provision for loan losses	1,282	(458)
Realized loss (gain) on sales of other real estate owned	(89)	286
Write-down of other real estate owned	84	182
Realized loss (gain) on sales of premises and equipment	(8)	4
Increase in cash surrender value of bank owned life insurance	(146)	(145)
Deferred income tax expense	958	201
Stock compensation expense, net	236	157
Net amortization of securities	340	289
Net change in:
Accrued interest receivable and other assets	1,475	(33)
Loans held for sale	4,369	(97)
Loan servicing rights	(966)	(26)
Accrued interest payable and other liabilities	(1,833)	(759)
Net cash provided by operating activities	10,272	4,643
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	9,959	4,914
Purchases of securities available for sale	(5,310)	(7,828)
Purchases of FHLB stock	(2,147)	(218)
Loan originations and principal collections, net	(71,600)	(6,561)
Proceeds from sales of premises and equipment	13	—
Purchases of premises and equipment	(1,383)	(157)
Capitalized additions to other real estate owned	—	(39)
Proceeds from sales of other real estate owned	2,198	3,542
Net cash provided by business combination	12,320	—
Net cash used in investing activities	(55,950)	(6,347)
Cash flows from financing activities
Net decrease in demand and savings deposits	(55,444)	(6,281)
Net increase in certificates of deposits	72,802	9,383
Net change in other borrowings	(1,443)	(18,963)
Proceeds from FHLB advances	240,200	15,000
Repayment of FHLB advances	(188,350)	(10,000)
Payments to acquire treasury stock	(70)	—
Proceeds from issuance of common stock	96	16,895
Redemption of SBLF preferred stock	(15,000)	—
Dividends paid on SBLF preferred stock	(21)	(90)
Dividends paid on preferred stock	(161)	(159)
Dividends paid on common stock	(614)	(458)
Net cash provided by financing activities	51,995	5,327
Net change in cash and cash equivalents	6,317	3,623
Cash and cash equivalents, beginning of period	14,907	10,480
Cash and cash equivalents, end of period	$21,224	$14,103

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,442	$3,721
Income taxes	3,720	3,030
Noncash investing activities:
Transfer from loans to other real estate owned	$159	$45
Loans charged off	905	714

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (the “Company”) and its subsidiaries have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentiation of the financial position, results of operations, and cash flows for the interim period.  The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results to be expected for the year ending December 31, 2016, or for any other period.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Significant Accounting Policies

In addition to the assumptions and methodologies that the Company used to apply significant accounting policies and develop significant estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the following policies have been added:

Business Combinations and Valuation of Loans Acquired in Business Combinations:  We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management considers such values to be the fair value.

In particular, the valuation of acquired loans involves significant estimates, assumptions and judgments based on information available as of the acquisition date. Substantially all loans acquired in the transaction are evaluated either individually or in pools of loans with similar characteristics; since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

In determining the fair value of acquired loans, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the fair value. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, and nonaccretable difference which would have a positive impact on interest income.

The accretable yield on acquired loans is the difference between the expected cash flows and the initial investment in the acquired loans. The accretable yield is recognized into earnings using the effective yield method over the term of the loans.

Management separately monitors the acquired loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the fair value.

Goodwill and Core Deposit Intangible:  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and is included as an asset on the consolidated balance sheets. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Core deposit base premiums represent the value of the acquired customer core deposit bases and are included in as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over a 66-month period, and is subject to periodic impairment evaluation.

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Given that the Fox River Valley acquisition took place during the second quarter of 2016, there was no impairment charge to goodwill or core deposit intangible at June 30, 2016.  The net book value of core deposit intangible was $1.7 million and $0 at June 30, 2016 and December 31, 2015, respectively and is included on the consolidated balance sheets.

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Entities should apply this amendment a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently evaluating the effects this ASU will have on its consolidated financial statements.

NOTE 2—ACQUISITION

On May 13, 2016, the Company completed its acquisition of Fox River Valley, a Wisconsin corporation, pursuant to the Agreement and Plan of Merger dated November 19, 2015 (the “Merger Agreement”) by and among the Company, County Acquisition LLC, a wholly-owned subsidiary of the Company, and Fox River Valley, whereby the Company acquired Fox River Valley and its wholly-owned bank subsidiary, The Business Bank, through the merger of Fox River Valley into County Acquisition LLC (which subsequently dissolved) and the merger of The Business Bank into Investors Community Bank (the “Bank”).  Under the terms of the Merger Agreement, the Company acquired Fox River Valley for aggregate consideration of approximately $14.45 million in cash and 712,830 share of the Company’s common stock.    The system integration was completed, and the two branches of The Business Bank opened on May 16, 2016 as branches of Investors Community Bank.

The Company accounted for the transaction under the acquisition method of accounting under FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and thus, the financial position and results of operations of Fox River Valley prior to the closing date were not included in the accompanying consolidated financial statements.  The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value with the assistance of third party valuations, appraisals, and third party advisors.  The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The fair value of the assets acquired and liabilities assumed on May 13, 2016 were as follows:

	As recorded by Fox River Valley	Fair value adjustment	As recorded by the Company
	(dollars in thousands)
Cash, cash equivalents and securities available for sale	$77,117	$(484)	$76,633
Loans, net	143,421	(1,844)	141,577
Other real estate owned	1,951	—	1,951
Deferred tax asset, net	2,430	683	3,113
Core deposit intangible	—	1,801	1,801
Premises and equipment, and other assets	3,913	686	4,599
Total assets acquired	$228,832	$842	$229,674

Deposits	$202,201	$750	$202,951
Subordinated debentures and other liabilities	3,629	(575)	3,054
Total liabilities assumed	$205,830	$175	$206,005

Excess of assets acquired over liabilities assumed	$23,002	$667	$23,669
Less: Purchase price			28,707
Goodwill			$5,038

Supplemental Pro Forma Information

The table below presents supplemental pro forma information as if the Fox River Valley merger had occurred at the beginning of the earliest period presented, which was January 1, 2015.  Pro forma results include adjustments for amortization and accretion of fair value adjustments and do not include any projected cost savings or other anticipated benefits of the merger.  These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net interest income	$8,652	$8,069	$17,132	$16,324
Net income (a)	$1,360	$2,553	$3,733	$4,036
(a)

For purposes of the supplemental pro forma information, merger-related expenses of $2.5 million that are reflected in the Company’s six months ended June 30, 2016 consolidated statement of operations were reflected in the pro forma presentation for the first quarter of 2015.

NOTE 3 – EARNINGS PER SHARE

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the dilutive effect of share-based compensation using the treasury stock method.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income from continuing operations	$1,945	$2,219	$4,121	$4,744
Less: preferred stock dividends including SBLF	80	131	182	249
Income available to common shareholders for basic earnings per common share	$1,865	$2,088	$3,939	$4,495

Average number of common shares issued	6,878	6,543	6,769	6,368
Less: weighted average treasury shares	422	410	422	410
Less: weighted average nonvested equity incentive plan shares	385	399	372	373
Weighted average number of common shares outstanding	6,071	5,734	5,975	5,585
Effect of dilutive options	114	125	111	118
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,185	5,859	6,086	5,703

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available for sale as of June 30, 2016 and December 31, 2015 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2016
U.S. government and agency securities	$2,002	$2	$—	$2,004
Municipal securities	42,722	514	(3)	43,233
Mortgage-backed securities	78,290	1,715	(52)	79,953
Asset-backed securities	4,002	—	(156)	3,846
	$127,016	$2,231	$(211)	$129,036
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$2,003
Municipal securities	46,185	185	(58)	46,312
Mortgage-backed securities	34,728	356	(118)	34,966
	$82,916	$541	$(176)	$83,281

The amortized cost and fair value of securities at June 30, 2016 and December 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
June 30, 2016
Due in one year or less	$15,883	$15,759
Due from one to five years	28,880	29,285
Due from five to ten years	3,963	4,039
Due after ten years	—	—
Mortgage-backed securities	78,290	79,953
	$127,016	$129,036
December 31, 2015
Due in one year or less	$5,005	$5,017
Due from one to five years	39,329	39,400
Due from five to ten years	3,854	3,898
Due after ten years	—	—
Mortgage-backed securities	34,728	34,966
	$82,916	$83,281

There were no security sales for the six months ended June 30, 2016 and 2015, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2016
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	2,063	(2)	610	(1)	2,673	(3)
Mortgage-backed securities	8,434	(52)	—	—	8,434	(52)
Asset-backed securities	3,846	(156)	—	—	3,846	(156)
	$14,343	$(210)	$610	$(1)	$14,953	$(211)
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$—	$2,003	$—
Municipal securities	14,153	(53)	711	(5)	14,864	(58)
Mortgage-backed securities	11,291	(86)	2,039	(32)	13,330	(118)
	$27,447	$(139)	$2,750	$(37)	$30,197	$(176)

The unrealized loss on the investments at June 30, 2016 and December 31, 2015 was due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015.

NOTE 5 – LOANS

The components of loans were as follows:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Agricultural loans	$554,381	$499,320
Commercial real estate loans	268,456	161,741
Commercial loans	82,172	51,978
Residential real estate loans	55,002	34,631
Installment and consumer other	299	519
Total gross loans	960,310	748,189
Allowance for loan losses	(10,791)	(10,405)
Loans, net	$949,519	$737,784

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 and 2015 were as follows:

June 30, 2016	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
Balance, beginning of year	$6,355	$2,237	$1,268	$533	$12	$10,405
Provision for loan losses	1,277	12	141	(143)	(5)	1,282
Loans charged off	(896)	—	—	(5)	(4)	(905)
Recoveries	2	1	6	—	—	9
Balance, end of period	$6,738	$2,250	$1,415	$385	$3	$10,791

June 30, 2015	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
Balance, beginning of year	$3,456	$3,326	$2,420	$1,392	$9	$10,603
Provision for loan losses	1,177	(544)	(851)	(234)	(6)	(458)
Loans charged off	—	(131)	(411)	(172)	—	(714)
Recoveries	5	3	456	2	—	466
Balance, end of period	$4,638	$2,654	$1,614	$988	$3	$9,897

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$273	$6,465	$6,738
Commercial real estate loans	564	1,686	2,250
Commercial loans	964	451	1,415
Residential real estate loans	—	385	385
Installment and consumer other	—	3	3
Total ending allowance for loan losses	1,801	8,990	10,791
Loans:
Agricultural loans	17,350	537,031	554,381
Commercial real estate loans	8,005	260,451	268,456
Commercial loans	6,275	75,897	82,172
Residential real estate loans	94	54,908	55,002
Installment and consumer other	—	299	299
Total loans	31,724	928,586	960,310
Net loans	$29,923	$919,596	$949,519

	December 31, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,055	$5,300	$6,355
Commercial real estate loans	357	1,880	2,237
Commercial loans	890	378	1,268
Residential real estate loans	—	533	533
Installment and consumer other	—	12	12
Total ending allowance for loan losses	2,302	8,103	10,405
Loans:
Agricultural loans	20,724	478,596	499,320
Commercial real estate loans	4,197	157,544	161,741
Commercial loans	5,481	46,497	51,978
Residential real estate loans	—	34,631	34,631
Installment and consumer other	—	519	519
Total loans	30,402	717,787	748,189
Net loans	$28,100	$709,684	$737,784

The following table presents the aging of the recorded investment in past due loans at June 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due

June 30, 2016
Agricultural loans	$231	$1,176	$11,982	$13,389	$540,992
Commercial real estate loans	495	670	2,706	3,871	264,585
Commercial loans	—	—	3,506	3,506	78,666
Residential real estate loans	38	4	—	42	54,960
Installment and consumer other	—	—	—	—	299
Total	$764	$1,850	$18,194	$20,808	$939,502

December 31, 2015
Agricultural loans	$978	$5	$2,405	$3,388	$495,932
Commercial real estate loans	—	234	2,418	2,652	159,089
Commercial loans	—	—	3,476	3,476	48,502
Residential real estate loans	5	—	—	5	34,626
Installment and consumer other	—	—	—	—	519
Total	$983	$239	$8,299	$9,521	$738,668

The following table lists information on nonaccrual, restructured, and certain past due loans at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$18,194	$8,299
Nonaccrual loans 30-89 days past due	2,391	1,212
Nonaccrual loans, less than 30 days past due	3,357	15,068
Restructured loans not on nonaccrual status	3,583	610
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Agricultural loans	$13,784	$17,705
Commercial real estate loans	4,715	3,162
Commercial loans	5,349	3,712
Residential real estate loans	94	—
Total	$23,942	$24,579

The average recorded investment in total impaired loans for the six months ended June 30, 2016 and for the year ended December 31, 2015 amounted to approximately $31.1 million and $27.6 million, respectively.  Interest income recognized on total impaired loans for the six months ended June 30, 2016 and for the year ended December 31, 2015 amounted to approximately $0.5 million and $1.7 million, respectively.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.8 million and $1.7 million for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $0.5 million and $0.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2016 and December 31, 2015, respectively.  The Company has no additional lending commitments at June 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  There were no unfunded commitments on these loans at June 30, 2016, and December 31, 2015.  The following table presents the TDRs by loan class at June 30, 2016 and December 31, 2015:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
June 30, 2016
Agricultural loans	$6,322	$—	$6,322
Commercial real estate loans	2,008	2,383	4,391
Commercial loans	1,671	1,200	2,871
Residential real estate loans	94	—	94
Installment and consumer other	—	—	—
Total	$10,095	$3,583	$13,678

December 31, 2015
Agricultural loans	$1,337	$—	$1,337
Commercial real estate loans	744	486	1,230
Commercial loans	235	124	359
Residential real estate loans	—	—	—
Installment and consumer other	—	—	—
Total	$2,316	$610	$2,926

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

Low Satisfactory.  Credits classified as low satisfactory show fair probability of ongoing ability to meet and/or exceed obligations.  Low satisfactory credits may be newer or have a less established track record of financial performance, inconsistent earnings, or may be going through an expansion.

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

The greater the level of deteriorated risk as indicated by a loan’s assigned risk category, the greater the likelihood a loss will occur in the future. If the loan is impaired, then the loan loss reserves for the loan are recorded at the loss level of impairment. If the loan is not impaired, then its loan loss reserves are determined by the application of a loss rate that increases with risk in accordance with the allowance for loan loss analysis.

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
	(dollars in thousands)
Agricultural loans	$473,008	$44,356	$19,667	$17,350	$554,381
Commercial real estate loans	230,808	21,134	8,509	8,005	268,456
Commercial loans	65,699	6,920	3,278	6,275	82,172
Residential real estate loans	51,154	3,754	—	94	55,002
Installment and consumer other	299	—	—	—	299
Total	$820,968	$76,164	$31,454	$31,724	$960,310

	As of December 31, 2015
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard	Total Loans
	(dollars in thousands)
Agricultural loans	$441,528	$30,762	$6,306	$20,724	$499,320
Commercial real estate loans	139,061	13,956	4,527	4,197	161,741
Commercial loans	40,496	5,468	533	5,481	51,978
Residential real estate loans	27,514	4,572	2,545	—	34,631
Installment and consumer other	518	1	—	—	519
Total	$649,117	$54,759	$13,911	$30,402	$748,189

NOTE 6 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $557.1 million and $495.9 million at June 30, 2016 and December 31, 2015, respectively.  The fair value of these rights were approximately $11.8 million and $10.7 million at June 30, 2016 and December 31, 2015, respectively.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$8,145	$7,746
Additions	3,025	3,731
Disposals	(1,056)	(1,421)
Amortization	(1,003)	(1,911)
Balance, end of period	$9,111	$8,145

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLE

The excess of the purchase price in an acquisition over the fair value of net assets acquired consists primarily of goodwill and core deposit intangibles. Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis. Core deposit intangibles, which arise from value ascribed to the deposit base of a bank acquired, have estimated finite lives and are amortized on an accelerated basis to expense over a 66-month period.

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. There was no impairment charge to goodwill or core deposit intangible at June 30, 2016.

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley on May 13, 2016.  The carrying amount of goodwill was $5.0 million at June 30, 2016 and $0 million at December 31, 2015. See Note 2 for additional information on the acquisition.

Core deposit intangible:  Core deposit intangibles, primarily related acquired customer relationships, are amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangibles was $54 thousand for the three and six months ended June 30, 2016.  There was no core deposit intangible and no amoritzation recorded on the balance sheet and statement of operations for the year ended Decembger 31, 2015.  See Note 2 for additional information on the acquisition.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$—
Accumulated amortization	(54)	—
Net book value	$1,747	$—
Additions during the period	$1,801	$—

NOTE 8 – DEPOSITS

Deposits are summarized as follows at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Demand deposits	$97,012	$70,914
Savings	236,186	174,979
Certificates of deposit	559,337	426,333
Total deposits	$892,535	$672,226

At June 30, 2016 and December 31, 2015, brokered deposits amounted to $177.0 million and $164.6 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 9 – SUBORDINATED DEBENTURES

In connection with the merger with Fox River Valley, the Company also acquired Fox River Valley’s wholly-owned subsidiary Fox River Valley Capital Trust I, a Delaware statutory trust (the “Trust”), which issued capital securities that qualify for Tier II capital of the Company.  The Company assumed the $3.6 million of floating rate, junior subordinated debentures, of which the Company owns $0.1 million. The debentures are non-voting, mandatorily redeemable in 2033 and guaranteed by the Company.

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. Interest is current through the most recent due date of May 30, 2016.

The Trust may redeem some or all of the capital securities, at par, with 30 days advance notice, on or after November 30, 2008, but only on May 30 or November 30 of any given year, and only in a minimum amount of $500,000 and in increments of $10,000 thereafter, or the full amount of the capital securities. The Trust may redeem all of the capital securities at any time upon the occurrence and during the continuation of a Tax Event, an Investment Company Event or a Capital Treatment Event (each as defined in the trust agreement for the Trust), at any time within 90 days following such event.

The notes carry an interest rate equal to 5-year LIBOR plus 3.40%, which resets every five years. The current rate is equal to 4.855% through November 30, 2018. Interest payments are due quarterly.

NOTE 10 – EQUITY INCENTIVE PLAN

On June 21, 2016 the shareholders approved the 2016 Long Term Incentive Plan (the “2016 Plan”), replacing the Company’s 2012 Equity Incentive Compensation Plan (the “2012 Plan”).  In accordance with the 2016 Plan and the 2012 Plan, the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the 2016 Plan and 2012 Plan.  As of June 30, 2016, no options or shares of restricted stock have been granted under the 2016 Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Company’s 2012 Plan and changes in the 2012 Plan as of June 30, 2016 are as follows:

	June 30, 2016
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	351,931	$13.71
Granted	45,097	19.83
Exercised	(6,943)	13.44
Forfeited/expired	—	—
Outstanding, end of period	390,085	$14.43	$2,391
Options exercisable at period-end	262,570	$12.54	$2,122
Weighted-average fair value of options granted during the period (2)		$4.87

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) as of June 30, 2016 is as follows:

	June 30, 2016
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	46,621	$14.92
Granted	13,757	19.77
Vested	(11,560)	12.05
Forfeited/expired	—	—
Outstanding, end of period	48,818	$16.96

For the six months ended June 30, 2016 and 2015, share-based compensation expense, including options and restricted stock awards, applicable to the 2012 Plan was $236.0 thousand and $157.0 thousand, respectively.

As of June 30, 2016, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $1.2 million and is expected to be recognized over a weighted average period of 2.24 years.

NOTE 11 – REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2016, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2016
Total Capital (to risk weighted assets):
Consolidated	$145,270	13.84%	$90,545	8.625%	Not applicable
Bank	140,695	13.41%	90,521	8.625%	$104,952	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	133,967	12.76%	69,549	6.625%	Not applicable
Bank	129,392	12.33%	69,530	6.625%	83,961	8.00%
Tier 1 Capital (to average assets):
Consolidated	133,967	11.73%	45,681	4.00%	Not applicable
Bank	129,392	11.34%	45,655	4.00%	57,069	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	110,560	10.53%	53,802	5.125%	Not applicable
Bank	129,392	12.33%	53,788	5.125%	68,218	6.50%

December 31, 2015
Total Capital (to risk weighted assets):
Consolidated	$144,495	17.51%	$66,013	8.00%	Not applicable
Bank	125,354	15.19%	66,000	8.00%	$82,500	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	134,175	16.26%	49,510	6.00%	Not applicable
Bank	115,036	13.94%	49,500	6.00%	66,000	8.00%
Tier 1 Capital (to average assets):
Consolidated	134,175	15.49%	34,656	4.00%	Not applicable
Bank	115,036	13.29%	34,635	4.00%	43,294	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	98,803	11.97%	37,132	4.50%	Not applicable
Bank	115,036	13.94%	37,125	4.50%	53,625	6.50%

(a)	The ratios for June 30, 2016 include a capital conservation buffer of 0.625%.

The rules of the Basel III regulatory capital framework (the “Basel III Capital Rules”), which became effective January 1, 2015, revised the prompt corrective action requirements by, among other things: (i) introducing a Common Equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk based capital requirement for any prompt corrective action category.  The Basel III Capital Rules also implemented a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2016 is 0.625%.  At the present time, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Other Real Estate Owned

Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to other real estate owned. Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. Due to the significance of the unobservable inputs, all other real estate owned is classified as Level 3.

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

Other Borrowings

The carrying amounts of federal funds purchased, other borrowings, and other short-term borrowings maturing within 90 days approximate their fair values.

Advances from the Federal Home Loan Bank

Current market rates for debt with similar terms and remaining maturities are used to estimate fair value of advances from the Federal Home Loan Bank (the “FHLB”). Fair values are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Subordinated Debentures

The fair values of these debt instruments utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality.  Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement and approximates fair value.

Accrued Interest

The carrying amounts approximate fair value.

Commitments to Extend Credit and Standby Letters of Credit

As of June 30, 2016 and December 31, 2015, the carrying and fair values of the commitments to extend credit and standby letters of credit are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
June 30, 2016
Securities available for sale:
U.S. government and agency securities	$—	$2,004	$—	$2,004
Municipal securities	—	43,233	—	43,233
Mortgage-backed securities	—	79,953	—	79,953
Asset-backed securities	—	3,846	—	3,846
Total assets at fair value	$—	$129,036	$—	$129,036
December 31, 2015
Securities available for sale:
U.S. government and agency securities	$—	$2,003	$—	$2,003
Municipal securities	—	46,312	—	46,312
Mortgage-backed securities	—	34,966	—	34,966
Total assets at fair value	$—	$83,281	$—	$83,281

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
June 30, 2016
Impaired loans	$—	$—	$29,923	$1,801
Other real estate owned	—	—	2,789	84
Total assets at fair value	$—	$—	$32,712	$1,885
December 31, 2015
Impaired loans	$—	$—	$28,100	$2,302
Other real estate owned	—	—	2,872	256
Total assets at fair value	$—	$—	$30,972	$2,558

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

June 30, 2016
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	7%-22% (11%)

December 31, 2015
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	4%-23% (12%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$21,224	$21,224	$14,907	$14,907	1
FHLB Stock	5,654	5,654	3,507	3,507	2
Securities available for sale	129,036	129,036	83,281	83,281	2
Loans, net of allowance for loan losses	949,519	966,070	737,784	745,572	3
Loans held for sale	4,832	4,832	9,201	9,201	3
Accrued interest receivable	3,294	3,294	2,562	2,562	2
Loan servicing rights	9,111	11,798	8,145	10,705	3
Financial liabilities:
Deposits:
Time	559,336	566,962	426,333	431,077	3
Other deposits	333,198	334,055	245,893	242,493	1
Other borrowings	2,502	2,502	3,945	3,945	3
Advances from FHLB	118,295	119,899	66,445	67,318	3
Subordinated debentures	15,407	15,407	12,372	12,372	3
Accrued interest payable	1,594	1,594	1,459	1,459	2

NOTE 13 – OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Balance, beginning of period	$2,947	$5,128	$2,872	$7,137
Assets foreclosed	—	45	159	45
Assets acquired	1,951	—	1,951	—
Write-down of other real estate owned	—	—	(84)	(182)
Net gain (loss) on sales of other real estate owned	89	87	89	(286)
Capitalized additions to other real estate owned	—	—	—	39
Proceeds from sale of other real estate owned	(2,198)	(2,049)	(2,198)	(3,542)
Balance, end of period	$2,789	$3,211	$2,789	$3,211

Expenses applicable to other real estate owned include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net loss (gain) on sales of other real estate owned	$(89)	$(87)	$(89)	$286
Write-down of other real estate owned	—	—	84	182
Operating expenses, net of rental income	48	(39)	79	(70)
	$(41)	$(126)	$74	$398

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after June 30, 2016, but prior to August 12, 2016, that provided additional evidence about conditions that existed at June 30, 2016. There were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This report contains “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections titled “Forward-Looking Statements” and “Risk Factors” and other sections of the Company’s December 31, 2015 Annual Report on Form 10-K.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I which are Delaware statutory trusts.  The Bank is the sole shareholder of ICB Investments Corp., a Nevada corporation, and is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans, investments, and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, residential real estate, and installment and consumer loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, efficiency ratio, return on average assets, return on average common shareholders’ equity, earnings per share, and ratio of non-performing assets to total assets;

we utilize non-GAAP metrics such as income before provision for loan losses, merger expense, and income tax expense.  We are also required to maintain appropriate regulatory leverage and risk-based capital ratios.

Merger Transaction

On May 13, 2016, the Company completed its acquisition of Fox River Valley and its wholly-owned bank subsidiary, The Business Bank, through the merger of Fox River Valley into a wholly-owned subsidiary of the Company (which subsequently dissolved) and the merger of The Business Bank into the Bank.  In connection with the merger, County paid aggregate merger consideration of approximately $14.45 million in cash and 712,830 shares of the Company’s common stock.

The purpose of the acquisition was for strategic reasons beneficial to the Company. The acquisition is consistent with its growth plans to expand into the markets of Appleton and Green Bay, Wisconsin and diversify its loan portfolio to decrease its agricultural concentration.  The Company believes it is well-positioned to achieve stronger financial performance and enhance shareholder value through synergies of the combined operations.

For additional information on this merger, see Note 2. “Acquisition” to our consolidated financial statements.

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

Operational Highlights

•	We completed our acquisition of Fox River Valley on May 13, 2016, adding $141.6 million to our loan portfolio.
•	Total loans were $960.3 million at June 30, 2016 compared to $748.2 million at December 31, 2015, and $654.4 million at June 30, 2015, an increase of 28.4% and 46.7%, respectively.
•	Net interest income increased by $2.9 million from $12.4 million for the six months ended June 30, 2015, to $15.2 million for the six months ended June 30, 2016.
•

Income before provision for loan losses, merger expenses, and income tax expense was $10.4 million for the six months ended June 30, 2016 compared to $7.1 million for the six months ended June 30, 2015, an increase of 45.3%.

•

On February 23, 2016, the Company redeemed $15.0 million of its Noncumulative Perpetual Preferred Stock, Series C (“SBLF Preferred Stock”), issued to the U.S. Department of the Treasury through its Small Business Lending Fund.

Selected Financial Data

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	December 31, 2015
	(unaudited)		(unaudited)
Selected Income Statement Data:
(In thousands, except per share data)

Interest income	$10,700	$8,020	$19,818	$16,001	$33,767
Interest expense	2,396	1,795	4,577	3,611	7,520
Net interest income	8,304	6,225	15,241	12,390	26,247
Provision for (recovery of ) loan losses	470	144	1,282	(458)	(1,019)
Net interest income after provision for (recovery of) loan losses	7,834	6,081	13,959	12,848	27,266
Non-interest income	2,758	1,713	4,695	3,587	7,685
Non-interest expense	7,453	4,230	12,044	8,848	17,458
Income tax expense	1,194	1,345	2,489	2,843	6,519
Net income	$1,945	$2,219	$4,121	$4,744	$10,974

Income before provision for loan losses, merger expense, and income tax expense (1)	$5,970	$3,708	$10,362	$7,129	$16,474

Per Common Share Data:
Basic earnings per common share	$0.31	$0.36	$0.67	$0.80	$1.85
Diluted earnings per common share	$0.30	$0.36	$0.65	$0.79	$1.82
Cash dividends per common share	$0.05	$0.04	$0.10	$0.08	$0.16
Book value per share, end of period	$18.15	$16.22	$18.15	$16.22	$17.16
Weighted average common shares - basic	6,071,027	5,733,919	5,975,716	5,585,498	5,664,678
Weighted average common shares - diluted	6,185,358	5,859,372	6,085,716	5,703,045	5,777,802
Common shares outstanding, end of period	6,501,031	5,733,919	6,501,031	5,733,919	5,771,001

Selected Balance Sheet Data (at period end):
Total assets			$1,160,589	$781,117	$884,889
Securities			129,036	83,729	83,281
Total loans			960,310	654,389	748,189
Allowance for loan losses			(10,791)	(9,897)	(10,405)
Total deposits			892,535	608,571	672,226
Other borrowings and FHLB advances			120,797	37,894	70,390
Subordinated debentures			15,407	12,372	12,372
Total shareholders' equity			125,789	101,024	107,024

Performance Ratios:
Return on average assets	0.75%	1.14%	1.14%	1.21%	1.35%
Return on average common shareholders' equity (1)	6.72%	9.00%	7.76%	10.01%	11.27%
Net interest margin	3.32%	3.34%	3.26%	3.31%	3.36%
Interest rate spread	3.11%	3.09%	3.05%	3.07%	3.13%
Non-interest income to average assets	1.06%	0.88%	0.97%	0.92%	0.95%
Non-interest expense to average assets	2.86%	2.17%	2.48%	2.27%	2.15%
Net overhead ratio (2)	1.80%	1.29%	1.51%	1.35%	1.20%
Efficiency ratio (1)	68.18%	54.38%	60.44%	52.45%	49.95%
Dividend payout ratio	16.67%	11.11%	15.38%	10.13%	8.79%

Asset Quality Ratios:
Nonperforming loans to total loans	2.49%	2.31%	2.49%	2.31%	3.29%
Allowance for loan losses to:
Total loans	1.12%	1.51%	1.12%	1.51%	1.39%
Nonperforming loans	45.07%	65.55%	45.07%	65.55%	42.33%
Net charge-offs (recoveries) to average loans	0.10%	0.08%	0.11%	0.04%	(0.12)%
Nonperforming assets to total assets (3)	2.30%	2.34%	2.30%	2.34%	3.10%

Capital Ratios:
Shareholders' common equity to assets	10.15%	11.91%	10.15%	11.91%	11.19%
Tier 1 risk-based capital (Bank)	12.33%	14.98%	12.33%	14.98%	13.94%
Total risk-based capital (Bank)	13.41%	16.23%	13.41%	16.23%	15.19%
Tier 1 Common Equity ratio (Bank)	12.33%	N/A	12.33%	N/A	13.94%
Leverage ratio (Bank)	11.34%	14.01%	11.34%	14.01%	13.29%
(1)

The income before provision for loan losses, merger expense, and income taxes; return on average common shareholders’ equity; and the efficiency ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of the return on average common shareholders’ equity and the efficiency ratio to their most comparable GAAP measures.
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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	December 31, 2015
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$7,453	$4,230	$12,044	$8,848	$17,458
Less: net gain (loss) on sales and write-downs of OREO	89	87	5	(468)	(510)
Adjusted non-interest expense (non-GAAP)	$7,542	$4,317	$12,049	$8,380	$16,948

Net interest income	$8,304	$6,225	$15,241	$12,390	$26,247
Non-interest income	2,758	1,713	4,695	3,587	7,685
Operating revenue	$11,062	$7,938	$19,936	$15,977	$33,932
Efficiency ratio	68.18%	54.38%	60.44%	52.45%	49.95%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	December 31, 2015
	(dollars in thousands)
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	6.53%	7.66%	7.23%	8.41%	9.45%
Effect of excluding average preferred shareholders' equity	0.19%	1.34%	0.53%	1.60%	1.82%
Return on average common shareholders' equity	6.72%	9.00%	7.76%	10.01%	11.27%

Income before provision for loan losses, merger expense, and income taxes is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to net income allow investors to better asses our operating results by removing the volatility that is associated with certain nonrecurring items related to our acquisition and other discrete items that are unrelated to our core business.

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	December 31, 2015
	(dollars in thousands)
Income before provision for loan losses, merger expense, and income tax expense reconciliation:
Income before income taxes	$3,139	$3,564	$6,610	$7,587	$17,493
Provision for loan losses	470	144	1,282	(458)	(1,019)
Merger expenses (one-time)	2,361	—	2,470	—	—
Income before provision for loan losses, merger expense, and income tax expense	$5,970	$3,708	$10,362	$7,129	$16,474

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 33.4% to $8.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015; the increase is attributable to loan growth of 46.7% between the same periods.  Non-interest income increased 61.0% to $2.8 million and non-interest expense increased 76.2% to $7.5 million for the three months ended June 30, 2016 from the same period in 2015.  The increase in non-interest expense is primarily due to $2.4 million of one-time expenses that were directly related to the acquisition of Fox River Valley.

For the six months ended June 30, 2016, net interest income was $15.2 million, an increase of $2.9 million, or 23.0% from the six months ended June 30, 2015.  Non-interest income increased to $4.7 million for the first two quarters of 2016 which represents a 30.9% increase from the six months ended June 30, 2015.  Non-interest expense increased to $12.0 million for the six months ended June 30, 2016, an increase of $3.2 million, or 36.1%, from the six months ended June 30, 2015 primarily due to the $2.5 million in nonrecurring merger expenses that were paid in connection with the Fox Valley acquisition.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest bearing liabilities.  The following table reflects the components of net interest income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$103,809	$445	1.71%	$81,307	$341	1.68%
Loans (2)	876,331	10,205	4.66%	648,752	7,666	4.73%
Interest bearing deposits due from other banks	21,651	50	0.92%	14,952	12	0.32%
Total interest-earning assets	$1,001,791	$10,700	4.27%	$745,011	$8,019	4.31%

Allowance for loan losses	(11,276)			(10,327)
Other assets	53,636			44,013
Total assets	$1,044,151			$778,697

Liabilities
Savings, NOW, money market, interest checking	175,672	232	0.53%	149,893	175	0.47%
Time deposits	528,228	1,763	1.34%	391,588	1,313	1.34%
Total interest-bearing deposits	$703,900	$1,995	1.13%	$541,481	$1,488	1.10%
Other borrowings	3,024	45	5.95%	6,426	64	3.98%
FHLB advances	105,658	287	1.09%	33,000	124	1.50%
Junior subordinated debentures	13,973	69	1.98%	12,372	120	3.88%
Total interest-bearing liabilities	$826,555	$2,396	1.16%	$593,279	$1,796	1.21%

Non-interest bearing deposits	90,328			62,401
Other liabilities	8,121			7,327
Total liabilities	925,004			663,007

SBLF preferred stock (3)	-			15,000
Shareholders' equity	119,147			100,690
Total liabilities and equity	$1,044,151			$778,697

Net interest income		$8,304			$6,225
Interest rate spread (4)			3.11%			3.09%
Net interest margin (5)			3.32%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities	1.21			1.26

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$92,871	$794	1.71%	$80,997	$677	1.67%
Loans (2)	822,629	18,935	4.60%	646,931	15,294	4.73%
Interest bearing deposits due from other banks	20,382	89	0.87%	20,243	30	0.30%
Total interest-earning assets	$935,882	$19,818	4.24%	$748,171	$16,001	4.28%

Allowance for loan losses	(11,056)			(10,448)
Other assets	47,361			43,427
Total assets	$972,187			$781,150

Liabilities
Savings, NOW, money market, interest checking	175,141	441	0.50%	149,637	349	0.47%
Time deposits	484,228	3,366	1.39%	394,516	2,617	1.33%
Total interest-bearing deposits	$659,369	$3,807	1.15%	$544,153	$2,966	1.09%
Other borrowings	3,498	93	5.33%	9,645	159	3.30%
FHLB advances	94,400	542	1.15%	32,779	246	1.50%
Junior subordinated debentures	13,172	135	2.05%	12,372	240	3.88%
Total interest-bearing liabilities	$770,439	$4,577	1.19%	$598,949	$3,611	1.21%

Non-interest bearing deposits	75,340			61,708
Other liabilities	7,973			7,678
Total liabilities	853,752			668,335

SBLF preferred stock (3)	4,368			15,000
Shareholders' equity	114,067			97,815
Total liabilities and equity	$972,187			$781,150

Net interest income		$15,241			$12,390
Interest rate spread (4)			3.05%			3.07%
Net interest margin (5)			3.26%			3.31%
Ratio of interest-earning assets to interest -bearing liabilities	1.21			1.25

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	The SBLF preferred stock refers to the 15,000 shares of our SBLF Preferred Stock, which was redeemed on February 23, 2016.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2016 v. 2015
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$95	$8	$103
Loans	2,648	(109)	2,539
Federal funds sold and interest-bearing deposits with banks	7	31	38
Total interest income	2,750	(70)	2,680
Interest Expense:
Savings, NOW, money market and interest checking	32	24	56
Time deposits	456	(5)	451
Other borrowings	(273)	254	(19)
FHLB advances	187	(23)	164
Junior subordinated debentures	18	(69)	(51)
Total interest expense	420	181	601
Net interest income	$2,330	$(251)	$2,079

	Six Months Ended June 30, 2016 v. 2015
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$101	$16	$117
Loans	4,032	(391)	3,641
Federal funds sold and interest-bearing deposits with banks	—	59	59
Total interest income	4,133	(316)	3,817
Interest Expense:
Savings, NOW, money market and interest checking	62	29	91
Time deposits	619	131	750
Other borrowings	(2,062)	1,996	(66)
FHLB advances	338	(42)	296
Junior subordinated debentures	17	(122)	(105)
Total interest expense	(1,026)	1,992	966
Net interest income	$5,159	$(2,308)	$2,851

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $470 thousand for the three months ended June 30, 2016 compared to a provision of $144 thousand for the three months ended June 30, 2015.  The increase in the provision between these two periods is primarily the result of organic loan growth and increased loan loss factors resulting from increased agricultural loan concentration in organic loans; the loans that we acquired from Fox River Valley were recorded at fair market value at the time of acquisition and are excluded from the allowance calculation until they are renewed, rewritten, or exhibit deterioration in credit quality in excess of the existing credit mark on the loan. During the second quarter of 2016, we charged-off $905 thousand in loans and recovered $9 thousand in loans that had previously been written-off.

For the six months ended June 30, 2016, the provision for loan losses was $1.3 million compared to a credit provision of $458 thousand for the six months ended June 30, 2015.  Despite the increase in provision, overall credit quality remains strong year-over year.  The specific reserve related to impaired loans decreased 33.7% from $2.7 million at June 30, 2015 to $1.8 million at June 30, 2016.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously outlined in our 2015 Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $10.8 million, or 1.12% of total loans, was appropriate as of June 30, 2016.  This is compared to an allowance for loan losses of $9.9 million, or 1.51% of total loans, at June 30, 2015, and $10.4 million, or 1.39% of total loans, at December 31, 2015.

Non-Interest Income

Non-interest income for the three months ended June 30, 2016 increased by 61.0% from June 30, 2015 of $1.7 million to $2.8 million.  The increase was primarily the result of increases in loan servicing fees, due to an increase in loans sold, partially offset by a decrease in income on other real estate owned (“OREO”), which is included in the other income category in our statement of operations.

For the six months ended June 30, 2016, non-interest income increased 30.9% to $4.7 million from $3.6 million for the six months ended June 30, 2015.  The following table reflects the components of non-interest income for the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Service charges	$411	$286	$688	$506
Gain on sale of loans, net	61	29	161	122
Loan servicing fees	1,316	1,221	2,613	2,412
Loan servicing rights	816	(35)	966	26
Income on other real estate owned	9	96	14	210
Other	145	116	253	311
Total non-interest income	$2,758	$1,713	$4,695	$3,587

Non-Interest Expense

Non-interest expense increased 76.2% to $7.5 million for the three months ended June 30, 2016 compared to $4.2 million for the three months ended June 30, 2015.  The increase is predominantly the result of $2.4 million in nonrecurring merger expenses related to our acquisition of Fox River Valley on May 13, 2016, of which $1.1 million is attributable to expenses relating to the conversion of The Business Bank’s core processor, $0.3 million is attributable to professional fees, and $1.0 million was paid to Fox River Valley executives in accordance with the terms of their employment agreements.  The remaining $0.9 million increase in non-interest expense is the result of increased operations of the expanded entity for approximately one and a half months.

For the six months ended June 30, 2016, non-interest expense increased 36.1% to $12.0 million from $8.8 million for the six months ended June 30, 2015.  The following table reflects the components of our non-interest expense for the three and six ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Employee compensation and benefits	$3,092	$2,869	$6,093	$5,589
Occupancy	114	79	207	160
Information processing	1,477	178	1,757	344
Professional fees	725	161	1,034	387
Business development	145	115	285	224
FDIC assessment	124	122	261	220
Other real estate owned expenses	57	57	93	140
Write-down of other real estate owned	—	—	84	182
Net loss (gain) on other real estate owned	(89)	(86)	(89)	287
Other	1,808	735	2,319	1,315
Total non-interest expense	$7,453	$4,230	$12,044	$8,848

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50%; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the “more likely than not” recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the “more likely than not” recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2012.

The Company recognizes interest and penalties on income taxes as a component of other non-interest expense.

Financial Condition

Total assets increased $275.7 million, or 31.2%, from $884.9 million at December 31, 2015 to $1.2 billion at June 30, 2016.  $229.7 million of the increase is due to the acquisition of Fox River Valley.  The remaining $46.0 million is primarily due to organic loan growth.

Total liabilities increased $271.9 million, or 35.6%, from $762.9 million at December 31, 2015 to $1.0 billion at June 30, 2016.  This increase is primarily attributed to $206.0 million of liabilities assumed in the Fox River Valley acquisition, with the remaining due to increased borrowings associated with our increased loan demand.

On February 23, 2016, we redeemed all 15,000 shares of SBLF Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends, for a total redemption amount of $15.0 million.

Shareholders’ equity increased $18.8 million, or 17.5%, to $125.8 million at June 30, 2016 from $107.0 million at December 31, 2015.  This increase was due primarily to the 712,830 shares of common stock that were recorded at a fair value of $20.00 per share in connection with the Fox River Valley acquisition and the net income for the six months ended June 30, 2016 of $4.1 million.

Net Loans

Total net loans increased by $211.7 million, or 28.7%, from $737.8 million at December 31, 2015 to $949.5 million at June 30, 2016. The acquired loans accounted for $141.6 million of the increase, with the remaining $70.1 million increase from organic loan growth, primarily in the agricultural sector.  Agricultural loans grew 11.0% from December 31, 2015 to $554.4 million at June 30, 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$554,381	57.7%	$499,320	66.8%
Commercial real estate loans	268,456	30.1%	161,741	21.6%
Commercial loans	82,172	8.6%	51,978	6.9%
Residential real estate loans	55,002	3.6%	34,631	4.6%
Installment and consumer other	299	0.0%	519	0.1%
Total gross loans	$960,310	100.0%	$748,189	100.0%
Allowance for loan losses	(10,791)		(10,405)
Loans, net	$949,519		$737,784

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

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. We have developed policies and procedures for evaluating the overall quality of our loan portfolio and the timely identification of problem credits. Management continuously reviews these policies and procedures and makes further improvements as needed. The adequacy of our allowance for loan losses and the effectiveness of our internal policies and procedures are also reviewed periodically by our regulators, our auditors, and external loan review personnel. Our regulators may advise us to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination. Such regulatory guidance is taken under consideration by management, and we may recognize additions to the allowance as a result.

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

At June 30, 2016 and December 31, 2015, the allowance for loan losses was $10.8 million and $10.4 million, respectively, which resulted in a ratio to total loans of 1.12% and 1.39%, respectively.  The decrease in ratio to total loans is due to the acquired loans; at the completion of the merger, the acquired loans were recorded at fair market value and, as a result, are excluded from the allowance calculation until they are renewed or rewritten.  The overall increase in the allowance for loan losses, is the result of organic loan growth, partially offset by slightly lower loan loss factors resulting from improved dairy prices that impact our agricultural customers.  Also during the first half of 2015, we experienced $466 thousand of loan recoveries that are not recurring.

Charge-offs and recoveries by loan category for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Balance, beginning of period	$11,218	$10,269	$10,405	$10,603
Loans charged off:
Agriculture loans	896	—	896	—
Commercial real estate loans	5	95	5	131
Commercial loans	—	298	—	411
Residential real estate loans	—	172	—	172
Installment and consumer other	4	—	4	—
Total loans charged off	$905	$565	$905	$714
Recoveries:
Agriculture loans	1	4	2	5
Commercial real estate loans	1	2	1	3
Commercial loans	6	41	6	456
Residential real estate loans	—	2	—	2
Installment and consumer other	—	—	—	—
Total recoveries	8	49	9	466
Net loans charged-off	$897	$516	$896	$248
Provision for (recovery of) loan losses	470	144	1,282	(458)
Allowance for loan losses, end of period	$10,791	$9,897	$10,791	$9,897

Selected loan quality ratios:
Net charge-offs to average loans	0.10%	0.08%	0.11%	0.04%
Allowance for loan losses to total loans (end of period)	1.12%	1.51%	1.12%	1.51%
Allowance for loan losses to non- performing assets and performing troubled debt restructurings (end of period)	35.60%	51.74%	35.60%	51.74%

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

The loan servicing portfolio is shown below:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Total loans	$960,310	$748,189
Less: nonqualified loan sales included below	(2,247)	(3,945)
Loans serviced:
Agricultural	541,809	480,133
Commercial	12,050	11,080
Commercial real estate	3,218	4,720
Total loans serviced	557,077	495,933
Total loans and loans serviced	$1,515,140	$1,240,177

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. Government and agency securities, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $129.0 million at June 30, 2016 from $83.3 million at December 31, 2015.  During the six months ended June 30, 2016, we recognized unrealized holding gains of $1.5 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$42,722	$43,233	$46,185	$46,312
Mortgage-backed securities	78,290	79,953	34,728	34,966
Asset-backed securities	4,002	3,846	—	—
U.S. Government and agency securities	2,002	2,004	2,003	2,003
Total available for sale	$127,016	$129,036	$82,916	$83,281

Deposits

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, noninterest-bearing demand accounts, money market accounts, savings accounts, time deposit accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.  We also obtain brokered deposits on an as-needed basis.

Deposit growth was 32.8% to $892.5 million at June 30, 2016 from $672.2 million at December 31, 2015.  The increase in deposits was primarily the result of a $203.3 million in deposits acquired from Fox River Valley.  Organic deposit growth has been slow in recent years in a market with compressed interest rates, but our recent acquisition expanded our geographical footprint into two new markets in which we can attract core deposits.  As of June 30, 2016 and December 31, 2015, the distribution by type of deposit accounts was as follows:

	June 30, 2016		December 31, 2015
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$384,069	43.0%	$307,044	45.7%
Brokered deposits	176,983	19.8%	164,559	24.5%
Money market accounts	190,954	21.4%	96,148	14.3%
Demand, noninterest-bearing	97,012	10.9%	70,914	10.5%
NOW accounts and interest checking	35,606	4.0%	27,592	4.1%
Savings	7,911	0.9%	5,969	0.9%
Total deposits	$892,535	100.0%	$672,226	100.0%

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

At June 30, 2016, advances from the FHLB were $118.3 million dollars compared to $66.4 million at December 31, 2015.  This increase is directly related to the $70.1 million of organic loan growth between these dates.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $10.3 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $56.0 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances, and the redemption of the SBLF Preferred Stock was $52.0 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $129.4 million, or 11.34% of adjusted average total assets, which is above the minimum level to be well-capitalized of $57.1 million, or 5.0% of adjusted average assets, and total risk-based capital of $140.7 million, or 13.41% of risk-weighted assets, which is above the minimum level to be well-capitalized of $105.0 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At June 30, 2016, there were $67.3 million of retained earnings available for the payment of dividends by the Bank to us.

Off-Balance Sheet Arrangements

As of June 30, 2016, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended June 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	County Bancorp, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Appendix A to County Bancorp, Inc.’s definitive proxy statement filed on May 31, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: August 12, 2016	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Date: August 12, 2016	By:	/s/ Gary R. Abramowicz
Gary R. Abramowicz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	County Bancorp, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Appendix A to County Bancorp, Inc.’s definitive proxy statement filed on May 31, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document