Form 10-Q
period 2016-09-30
County Bancorp, Inc.
filed 2016-11-10
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, the registrant had 6,560,135 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$52,876	$14,907
Securities available-for-sale, at fair value	124,442	83,281
FHLB Stock, at cost	5,688	3,507
Loans held for sale	2,960	9,201
Loans, net of allowance for loan losses of $11,626 as of September 30, 2016; $10,405 as of December 31, 2015	980,852	737,784
Premises and equipment, net	9,810	7,165
Loan servicing rights	9,165	8,145
Other real estate owned, net	2,696	2,872
Cash surrender value of bank owned life insurance	11,374	11,155
Deferred tax asset, net	5,011	2,048
Goodwill	5,038	—
Core deposit intangible, net of amortization of $211 as of September 30, 2016; $0 as of December 31, 2015	1,590	—
Accrued interest receivable and other assets	5,647	4,824
Total assets	$1,217,149	$884,889

LIABILITIES
Deposits:
Noninterest-bearing	$111,398	$70,914
Interest-bearing	818,050	601,312
Total deposits	929,448	672,226
Other borrowings	2,218	3,945
Advances from FHLB	132,895	66,445
Subordinated debentures	15,407	12,372
Accrued interest payable and other liabilities	8,387	7,877
Total liabilities	1,088,355	762,865

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; no shares issued at September 30, 2016; 15,000 shares issued, $15,000 redemption amount at December 31, 2015	$—	$15,000

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at September 30, 2016 and December 31, 2015	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 6,964,689 shares issued and 6,532,776 shares outstanding at September 30, 2016; 6,192,609 shares issued and 5,771,001 shares outstanding at December 31, 2015	26	19
Surplus	49,795	34,717
Retained earnings	74,846	68,825
Treasury stock, at cost; 431,913 shares at September 30, 2016; 421,608 shares at December 31, 2015	(4,828)	(4,758)
Accumulated other comprehensive income	955	221
Total shareholders' equity	128,794	107,024
Total liabilities and shareholders' equity	$1,217,149	$884,889

See accompanying notes to unaudited consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,245	$8,393	$31,180	$23,687
Taxable securities	426	251	1,021	715
Tax-exempt securities	84	109	283	322
Federal funds sold and other	48	11	137	41
Total interest and dividend income	12,803	8,764	32,621	24,765

INTEREST EXPENSE
Deposits	2,100	1,575	5,907	4,541
FHLB advances and other borrowed funds	408	219	1,043	624
Subordinated debentures	119	99	254	339
Total interest expense	2,627	1,893	7,204	5,504
Net interest income	10,176	6,871	25,417	19,261
Provision for loan losses	1,134	(867)	2,416	(1,325)
Net interest income after provision for loan losses	9,042	7,738	23,001	20,586
NON-INTEREST INCOME
Services charges	288	238	976	744
Gain on sale of loans, net	79	44	240	166
Loan servicing fees	1,458	1,185	5,037	3,623
Other	189	256	456	777
Total non-interest income	2,014	1,723	6,709	5,310
NON-INTEREST EXPENSE
Employee compensation and benefits	3,461	2,643	9,554	8,232
Occupancy	157	100	364	260
Information processing	288	183	2,045	527
Write-down of other real estate owned	250	—	334	182
Other	1,949	1,209	5,852	3,782
Total non-interest expense	6,105	4,135	18,149	12,983
Income before income taxes	4,951	5,326	11,561	12,913
Income tax expense	1,849	1,996	4,338	4,839
NET INCOME	$3,102	$3,330	$7,223	$8,074

NET INCOME PER SHARE:
Basic	$0.46	$0.56	$1.13	$1.37
Diluted	$0.46	$0.55	$1.12	$1.34
Dividends paid per share	$0.05	$0.04	$0.15	$0.12

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income	$3,102	$3,330	$7,223	$8,074
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(308)	524	1,204	347
Income tax (expense) benefit	120	(204)	(470)	(135)
Total other comprehensive income (loss)	(188)	320	734	212
Comprehensive income	$2,914	$3,650	$7,957	$8,286

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2014	$8,000	$5	$16,970	$59,254	$(4,572)	$386	$80,043
Net income	—	—	—	8,074	—	—	8,074
Other comprehensive loss	—	—	—	—	—	212	212
Stock compensation expense, net of tax	—	—	266	—	—	—	266
Cash dividends declared on common stock	—	—	—	(687)	—	—	(687)
Cash dividends declared on preferred stock	—	—	—	(239)	—	—	(239)
Cash dividends declared on SBLF preferred stock	—	—	—	(128)	—	—	(128)
Proceeds from sale of common stock (1,220,750 shares)	—	13	16,882	—	—	—	16,895
Balance at September 30, 2015	$8,000	$18	$34,118	$66,274	$(4,572)	$598	$104,436

Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024
Net income	—	—	—	7,223	—	—	7,223
Other comprehensive income	—	—	—	—	—	734	734
Stock compensation expense, net of tax	—	—	295	—	—	—	295
Purchase of treasury stock (10,305 shares)	—	—	—	—	(70)	—	(70)
Cash dividends declared on common stock	—	—	—	(941)	—	—	(941)
Cash dividends declared on preferred stock	—	—	—	(240)	—	—	(240)
Cash dividends declared on SBLF preferred stock	—	—	—	(21)	—	—	(21)
Shares issued in the acquisition of Fox River Valley Bancorp, Inc. (712,830 shares)	—	7	14,249	—	—	—	14,256
Proceeds from exercise of common stock options (45,493 shares)	—	—	534	—	—	—	534
Balance at September 30, 2016	$8,000	$26	$49,795	$74,846	$(4,828)	$955	$128,794

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30, 2016	September 30, 2015
	(dollars in thousands)
Cash flows from operating activities
Net income	$7,223	$8,074
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	726	444
Amortization of core deposit intangible	211	—
Provision for loan losses	2,416	(1,325)
Realized loss (gain) on sales of other real estate owned	(121)	260
Write-down of other real estate owned	334	182
Realized loss (gain) on sales of premises and equipment	(13)	4
Increase in cash surrender value of bank owned life insurance	(219)	(219)
Deferred income tax expense	459	136
Stock compensation expense, net	295	266
Net amortization of securities	637	431
Net change in:
Accrued interest receivable and other assets	1,511	(476)
Loans held for sale	6,241	(9,598)
Loan servicing rights	(1,020)	25
Accrued interest payable and other liabilities	492	1,363
Net cash provided by (used in) operating activities	19,172	(433)
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	15,252	6,691
Purchases of securities available for sale	(6,764)	(11,274)
Purchases of FHLB stock	(2,181)	(2,255)
Loan originations and principal collections, net	(104,067)	(56,882)
Proceeds from sales of premises and equipment	25	—
Purchases of premises and equipment	(1,516)	(1,623)
Capitalized additions to other real estate owned	—	(39)
Proceeds from sales of other real estate owned	2,471	5,240
Net cash provided by business combination	12,320	—
Net cash used in investing activities	(84,460)	(60,142)
Cash flows from financing activities
Net decrease in demand and savings deposits	(40,851)	(521)
Net increase in certificates of deposits	95,123	31,274
Net change in other borrowings	(1,727)	(19,473)
Proceeds from FHLB advances	767,200	404,500
Repayment of FHLB advances	(700,750)	(368,500)
Payments to acquire treasury stock	(70)	—
Proceeds from issuance of common stock	534	16,895
Redemption of SBLF preferred stock	(15,000)	—
Dividends paid on SBLF preferred stock	(21)	(128)
Dividends paid on preferred stock	(240)	(239)
Dividends paid on common stock	(941)	(687)
Net cash provided by financing activities	103,257	63,121
Net change in cash and cash equivalents	37,969	2,546
Cash and cash equivalents, beginning of period	14,907	10,480
Cash and cash equivalents, end of period	$52,876	$13,026

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,987	$5,516
Income taxes	3,935	3,960
Noncash investing activities:
Transfer from loans to other real estate owned	$159	$1,530
Transfer from premises and equipment to other real estate owned	397	$—
Loans charged off	1,232	1,894

See accompanying notes to unaudited consolidated financial statements

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim period.  The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results to be expected for the year ending December 31, 2016, or for any other period.

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

Goodwill and Core Deposit Intangible:  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and is included as an asset on the consolidated balance sheets. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Core deposit intangible represents the value of the acquired customer core deposit bases and is included in as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over a 66-month period, and is subject to periodic impairment evaluation.

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Given that the acquisition of Fox River Valley Bancorp. (“Fox River Valley”) took place during the second quarter of 2016, there was no impairment charge to goodwill or core deposit intangible at September 30, 2016.  The net book value of core deposit intangible was $1.6 million and $0 at September 30, 2016 and December 31, 2015, respectively and is included on the consolidated balance sheets.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in practice in how certain cash receipts and payments are presented and classified on the statement of cash flows.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted including adoption in an interim period.  Entities should apply this amendment as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently evaluating the effects this ASU will have on its consolidated financial statements.

NOTE 2—ACQUISITION

On May 13, 2016, the Company completed its acquisition of Fox River Valley, a Wisconsin corporation, pursuant to the Agreement and Plan of Merger dated November 19, 2015 (the “Merger Agreement”) by and among the Company, County Acquisition LLC, a wholly-owned subsidiary of the Company, and Fox River Valley, whereby the Company acquired Fox River Valley and its wholly-owned bank subsidiary, The Business Bank, through the merger of Fox River Valley into County Acquisition LLC (which subsequently dissolved) and the merger of The Business Bank into Investors Community Bank (the “Bank”).  Under the terms of the Merger Agreement, the Company acquired Fox River Valley for aggregate consideration of approximately $14.45 million in cash and 712,830 shares of the Company’s common stock.    The system integration was completed, and the two branches of The Business Bank opened on May 16, 2016 as branches of Investors Community Bank.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net interest income	$9,666	$8,548	$26,769	$24,847
Net income (a)	$2,868	$3,587	$6,612	$7,514
(a)

For purposes of the supplemental pro forma information, merger-related expenses of $2.6 million that are reflected in the Company’s nine months ended September 30, 2016 consolidated statement of operations were reflected in the pro forma presentation for the first quarter of 2015.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income from continuing operations	$3,102	$3,330	$7,223	$8,074
Less: preferred stock dividends including SBLF	80	118	261	367
Income available to common shareholders for basic earnings per common share	$3,022	$3,212	$6,962	$7,707

Average number of common shares issued	7,311	6,545	6,951	6,428
Less: weighted average treasury shares	429	410	424	410
Less: weighted average nonvested equity incentive plan shares	358	401	367	383
Weighted average number of common shares outstanding	6,524	5,734	6,160	5,635
Effect of dilutive options	95	124	97	119
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,619	5,858	6,257	5,754

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of September 30, 2016 and December 31, 2015 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2016
U.S. government and agency securities	$1,001	$2	$—	$1,003
Municipal securities	42,636	342	(15)	42,963
Mortgage-backed securities	75,357	1,424	(79)	76,702
Asset-backed securities	3,885	—	(111)	3,774
	$122,879	$1,768	$(205)	$124,442
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$2,003
Municipal securities	46,185	185	(58)	46,312
Mortgage-backed securities	34,728	356	(118)	34,966
	$82,916	$541	$(176)	$83,281

The amortized cost and fair value of securities at September 30, 2016 and December 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
September 30, 2016
Due in one year or less	$15,933	$15,831
Due from one to five years	27,630	27,891
Due from five to ten years	3,959	4,018
Due after ten years	—	—
Mortgage-backed securities	75,357	76,702
	$122,879	$124,442
December 31, 2015
Due in one year or less	$5,005	$5,017
Due from one to five years	39,329	39,400
Due from five to ten years	3,854	3,898
Due after ten years	—	—
Mortgage-backed securities	34,728	34,966
	$82,916	$83,281

There were no security sales for the nine months ended September 30, 2016 and 2015, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2016
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	8,312	(13)	606	(2)	8,918	(15)
Mortgage-backed securities	12,317	(79)	—	—	12,317	(79)
Asset-backed securities	3,774	(111)	—	—	3,774	(111)
	$24,403	$(203)	$606	$(2)	$25,009	$(205)
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$—	$2,003	$—
Municipal securities	14,153	(53)	711	(5)	14,864	(58)
Mortgage-backed securities	11,291	(86)	2,039	(32)	13,330	(118)
	$27,447	$(139)	$2,750	$(37)	$30,197	$(176)

The unrealized loss on the investments at September 30, 2016 and December 31, 2015 was due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016 and December 31, 2015.

NOTE 5 – LOANS

The components of loans were as follows:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Agricultural loans	$585,273	$499,320
Commercial real estate loans	282,058	161,741
Commercial loans	80,587	51,978
Residential real estate loans	44,324	34,631
Installment and consumer other	236	519
Total gross loans	992,478	748,189
Allowance for loan losses	(11,626)	(10,405)
Loans, net	$980,852	$737,784

Changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 and 2015 were as follows:

September 30, 2016	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
	(dollars in thousands)
Balance, beginning of year	$6,355	$2,237	$1,268	$533	$12	$—	$10,405
Provision for loan losses	1,947	419	168	(118)	(6)	6	2,416
Loans charged off	(896)	(50)	(277)	(5)	(4)	—	(1,232)
Recoveries	2	26	9	—	—	—	37
Balance, end of period	$7,408	$2,632	$1,168	$410	$2	$6	$11,626

September 30, 2015	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
Balance, beginning of year	$3,456	$3,326	$2,420	$1,392	$9	$—	$10,603
Provision for loan losses	2,993	(1,673)	(1,719)	(920)	(6)	—	(1,325)
Loans charged off	(1,145)	(162)	(415)	(172)	—	—	(1,894)
Recoveries	47	743	1,196	463	—	—	2,449
Balance, end of period	$5,351	$2,234	$1,482	$763	$3	$—	$9,833

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$297	$7,111	$7,408
Commercial real estate loans	376	2,256	2,632
Commercial loans	524	644	1,168
Residential real estate loans	—	410	410
Installment and consumer other	—	2	2
Unallocated	—	6	6
Total ending allowance for loan losses	1,197	10,429	11,626
Loans:
Agricultural loans	13,219	572,054	585,273
Commercial real estate loans	9,123	272,935	282,058
Commercial loans	5,691	74,896	80,587
Residential real estate loans	200	44,124	44,324
Installment and consumer other	—	236	236
Total loans	28,233	964,245	992,478
Net loans	$27,036	$953,816	$980,852

	December 31, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,055	$5,300	$6,355
Commercial real estate loans	357	1,880	2,237
Commercial loans	890	378	1,268
Residential real estate loans	—	533	533
Installment and consumer other	—	12	12
Total ending allowance for loan losses	2,302	8,103	10,405
Loans:
Agricultural loans	20,724	478,596	499,320
Commercial real estate loans	4,197	157,544	161,741
Commercial loans	5,481	46,497	51,978
Residential real estate loans	—	34,631	34,631
Installment and consumer other	—	519	519
Total loans	30,402	717,787	748,189
Net loans	$28,100	$709,684	$737,784

The following table presents the aging of the recorded investment in past due loans at September 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due
	(dollars in thousands)
September 30, 2016
Agricultural loans	$402	$822	$12,288	$13,512	$571,761
Commercial real estate loans	760	—	2,710	3,470	278,588
Commercial loans	67	—	2,633	2,700	77,887
Residential real estate loans	92	—	2	94	44,230
Installment and consumer other	—	—	—	—	236
Total	$1,321	$822	$17,633	$19,776	$972,702

December 31, 2015
Agricultural loans	$978	$5	$2,405	$3,388	$495,932
Commercial real estate loans	—	234	2,418	2,652	159,089
Commercial loans	—	—	3,476	3,476	48,502
Residential real estate loans	5	—	—	5	34,626
Installment and consumer other	—	—	—	—	519
Total	$983	$239	$8,299	$9,521	$738,668

The following table lists information on nonaccrual, restructured, and certain past due loans at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$17,633	$8,299
Nonaccrual loans 30-89 days past due	1,450	1,212
Nonaccrual loans, less than 30 days past due	3,419	15,068
Restructured loans not on nonaccrual status	4,877	610
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Agricultural loans	$13,673	$17,705
Commercial real estate loans	4,424	3,162
Commercial loans	4,205	3,712
Residential real estate loans	200	—
Total	$22,502	$24,579

The average recorded investment in total impaired loans for the nine months ended September 30, 2016 and for the year ended December 31, 2015 amounted to approximately $29.3 million and $27.6 million, respectively.  Interest income recognized on total impaired loans for the nine months ended September 30, 2016 and for the year ended December 31, 2015 amounted to approximately $0.4 million and $1.7 million, respectively.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $1.2 million and $1.7 million for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $0.5 million and $0.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2016 and December 31, 2015, respectively.  The

Company has no additional lending commitments at September 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  There were no unfunded commitments on these loans at September 30, 2016, and December 31, 2015.  The following table presents the TDRs by loan class at September 30, 2016 and December 31, 2015:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
September 30, 2016
Agricultural loans	$8,260	$1,242	$9,502
Commercial real estate loans	1,494	2,362	3,856
Commercial loans	1,633	1,273	2,906
Residential real estate loans	92	—	92
Installment and consumer other	—	—	—
Total	$11,479	$4,877	$16,356

December 31, 2015
Agricultural loans	$1,337	$—	$1,337
Commercial real estate loans	744	486	1,230
Commercial loans	235	124	359
Residential real estate loans	—	—	—
Installment and consumer other	—	—	—
Total	$2,316	$610	$2,926

The following table provides the number of loans modified in a troubled debt restructuring investment by class for the nine months ended September 30, 2016 and 2015:

	For the nine months ended		For the nine months ended
	September 30, 2016		September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	14	$8,704	5	$554
Commercial real estate loans	2	553	—	—
Commercial loans	2	1,632	1	76
Total	18	$10,889	6	$630
The following table provides the troubled debt restructurings for the nine months ended September 30, 2016 and 2015 grouped by type of concession:

	For the nine months ended		For the nine months ended
	September 30, 2016		September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	6	$1,732	4	$493
Extension of interest-only payments	5	1,243	—	—
Capitalized interest	—	—	1	61
Combination of extension of term and interest rate concessions	3	5,729	—	—
Commercial real estate loans
Extension of interest-only payments	2	553	—	—
Commercial loans
Payment concessions	—	—	1	76
Extension of interest-only payments	2	1,632	—	—
Total	18	$10,889	6	$630

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Beginning in the third quarter of 2016, the substandard category was separated in to performing and impaired subcategories to provide more detailed analysis of this category of loans. The Company analyzes agricultural, commercial, and commercial real estate loans individually by classifying the credits as to credit risk. The process of analyzing loans for changes in risk rating is ongoing through routine monitoring of the portfolio and annual internal credit reviews for credits with total exposure in excess of $300,000. The Company uses the following definitions for credit risk ratings:

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

Substandard – Performing.  Credits classified as substandard – performing generally have well-defined weaknesses. Collateral coverage is adequate and the loans are not considered impaired.  Payments are being made and the loans are on accrual status.

Substandard - Impaired. Credits classified as substandard generally have well-defined weaknesses that jeopardize the repayment of the debt. They have a distinct possibility that a loss will be sustained if the deficiencies are not corrected.  Loans are considered impaired.  Loans are either exhibiting signs of delinquency, are on non-accrual or are identified as a TDR.

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

The greater the level of deteriorated risk as indicated by a loan’s assigned risk category, the greater the likelihood a loss will occur in the future. If the loan is substandard - impaired, then the loan loss reserves for the loan are recorded at the loss level of impairment. If the loan is not impaired, then its loan loss reserves are determined by the application of a loss rate that increases with risk in accordance with the allowance for loan loss analysis.

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$488,989	$57,652	$12,930	$12,483	13,219	$585,273
Commercial real estate loans	242,171	18,948	3,629	8,187	9,123	282,058
Commercial loans	64,169	6,911	2,620	1,195	5,692	80,587
Residential real estate loans	39,473	4,139	512	—	200	44,324
Installment and consumer other	236	—	—	—	—	236
Total	$835,038	$87,650	$19,691	$21,865	$28,234	$992,478

	As of December 31, 2015
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$441,528	$30,762	$6,306	$20,724	$499,320
Commercial real estate loans	139,061	13,956	4,527	4,197	161,741
Commercial loans	40,496	5,468	533	5,481	51,978
Residential real estate loans	27,514	4,572	2,545	—	34,631
Installment and consumer other	518	1	—	—	519
Total	$649,117	$54,759	$13,911	$30,402	$748,189

NOTE 6 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $569.2 million and $495.9 million at September 30, 2016 and December 31, 2015, respectively.  The fair value of these rights were approximately $12.0 million and $10.7 million at September 30, 2016 and December 31, 2015, respectively.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$8,145	$7,746
Additions	3,862	3,731
Disposals	(1,280)	(1,421)
Amortization	(1,562)	(1,911)
Balance, end of period	$9,165	$8,145

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLE

The excess of the purchase price in an acquisition over the fair value of net assets acquired consists primarily of goodwill and the core deposit intangible. Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis. Core deposit intangible, which arose from value ascribed to the deposit base of a bank acquired, has estimated finite lives and is amortized on an accelerated basis to expense over a 66-month period.

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. There was no impairment charge to goodwill or core deposit intangible at September 30, 2016.

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley on May 13, 2016.  The carrying amount of goodwill was $5.0 million at September 30, 2016 and $0 million at December 31, 2015. See Note 2 for additional information on the acquisition.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangible was $157 thousand and $211 thousand for the three and nine months ended September 30, 2016.  There was no core deposit intangible and no amortization recorded on the balance sheet and statement of operations for the year ended December 31, 2015.  See Note 2 for additional information on the acquisition.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$—
Accumulated amortization	(211)	—
Net book value	$1,590	$—
Additions during the period	$1,801	$—

NOTE 8 – DEPOSITS

Deposits are summarized as follows at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Demand deposits	$111,398	$70,914
Savings	236,394	174,979
Certificates of deposit	581,656	426,333
Total deposits	$929,448	$672,226

At September 30, 2016 and December 31, 2015, brokered deposits amounted to $190.4 million and $164.6 million, respectively, and are included in savings and certificates of deposit categories.

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

The Trust debentures carry an interest rate equal to 5-year LIBOR plus 3.40%, which resets every five years. The current rate is equal to 4.855% through November 30, 2018. Interest payments are due quarterly.

NOTE 10 – EQUITY INCENTIVE PLAN

On June 21, 2016 the shareholders approved the 2016 Long Term Incentive Plan (the “2016 Plan”), replacing the Company’s 2012 Equity Incentive Compensation Plan (the “2012 Plan”).  In accordance with the 2016 Plan and the 2012 Plan, the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the 2016 Plan and 2012 Plan.  As of September 30, 2016, 3,587 options or shares of restricted stock have been granted under the 2016 Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Company’s 2012 Plan and 2016 Plan as of September 30, 2016, and changes in the 2012 Plan and 2016 Plan during the nine months ended September 30, 2016 are as follows:

	September 30, 2016
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	351,931	$13.71
Granted	48,684	19.91
Exercised	(45,493)	11.66
Forfeited/expired	(10,504)	19.07
Outstanding, end of period	344,618	$14.70	$1,830
Options exercisable at period-end	234,897	$12.74	$1,708
Weighted-average fair value of options granted during the period (2)		$4.89

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) for the nine months ended September 30, 2016 is as follows:

	September 30, 2016
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	46,621	$14.92
Granted	13,757	19.77
Vested	(14,980)	12.27
Forfeited/expired	(6,805)	17.20
Outstanding, end of period	38,593	$17.27

For the nine months ended September 30, 2016 and 2015, share-based compensation expense, including options and restricted stock awards, applicable to the 2016 Plan and 2012 Plan was $295 thousand and $266 thousand, respectively.

As of September 30, 2016, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.7 million and is expected to be recognized over a weighted average period of 2.4 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of September 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2016, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2016
Total Capital (to risk weighted assets):
Consolidated	$149,396	13.74%	$93,812	8.625%	Not applicable
Bank	144,743	13.31%	93,790	8.625%	$108,742	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	137,254	12.62%	72,058	6.625%	Not applicable
Bank	132,601	12.19%	72,042	6.625%	86,994	8.00%
Tier 1 Capital (to average assets):
Consolidated	137,254	11.58%	47,411	4.00%	Not applicable
Bank	132,601	11.19%	47,385	4.00%	59,232	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	113,847	10.47%	55,743	5.125%	Not applicable
Bank	132,601	12.19%	55,730	5.125%	70,682	6.50%

December 31, 2015
Total Capital (to risk weighted assets):
Consolidated	$144,495	17.51%	$66,013	8.00%	Not applicable
Bank	125,354	15.19%	66,000	8.00%	$82,500	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	134,175	16.26%	49,510	6.00%	Not applicable
Bank	115,036	13.94%	49,500	6.00%	66,000	8.00%
Tier 1 Capital (to average assets):
Consolidated	134,175	15.49%	34,656	4.00%	Not applicable
Bank	115,036	13.29%	34,635	4.00%	43,294	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	98,803	11.97%	37,132	4.50%	Not applicable
Bank	115,036	13.94%	37,125	4.50%	53,625	6.50%
(a)	The ratios for September 30, 2016 include a capital conservation buffer of 0.625%.

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

Commitments to Extend Credit and Standby Letters of Credit

As of September 30, 2016 and December 31, 2015, the carrying and fair values of the commitments to extend credit and standby letters of credit are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
September 30, 2016
Securities available for sale:
U.S. government and agency securities	$—	$1,003	$—	$1,003
Municipal securities	—	42,963	—	42,963
Mortgage-backed securities	—	76,702	—	76,702
Asset-backed securities	—	3,774	—	3,774
Total assets at fair value	$—	$124,442	$—	$124,442
December 31, 2015
Securities available for sale:
U.S. government and agency securities	$—	$2,003	$—	$2,003
Municipal securities	—	46,312	—	46,312
Mortgage-backed securities	—	34,966	—	34,966
Total assets at fair value	$—	$83,281	$—	$83,281

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
September 30, 2016
Impaired loans	$—	$—	$27,036	$1,197
Other real estate owned	—	—	2,696	334
Total assets at fair value	$—	$—	$29,732	$1,531
December 31, 2015
Impaired loans	$—	$—	$28,100	$2,302
Other real estate owned	—	—	2,872	256
Total assets at fair value	$—	$—	$30,972	$2,558

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

September 30, 2016
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	7%-31% (19%)

December 31, 2015
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	4%-23% (12%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$52,876	$52,876	$14,907	$14,907	1
Securities available for sale	124,442	124,442	83,281	83,281	2
FHLB Stock	5,688	5,688	3,507	3,507	2
Loans, net of allowance for loan losses	980,852	994,759	737,784	745,572	3
Loans held for sale	2,960	2,960	9,201	9,201	3
Accrued interest receivable	3,148	3,148	2,562	2,562	2
Loan servicing rights	9,165	12,020	8,145	10,705	3
Financial liabilities:
Deposits:
Time	581,656	591,420	426,333	431,077	3
Other deposits	347,792	350,567	245,893	242,493	1
Other borrowings	2,218	2,218	3,945	3,945	3
Advances from FHLB	132,895	134,777	66,445	67,318	3
Subordinated debentures	15,407	15,407	12,372	12,372	3
Accrued interest payable	1,676	1,676	1,459	1,459	2

NOTE 13 – OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Balance, beginning of period	$2,789	$3,166	$2,872	$7,137
Assets foreclosed	—	1,485	159	1,530
Assets acquired	—	—	1,951	—
Assets transferred from premises and equipment	397	—	397	—
Write-down of other real estate owned	(250)	—	(334)	(182)
Net gain (loss) on sales of other real estate owned	32	26	121	(260)
Capitalized additions to other real estate owned	—	—	—	39
Proceeds from sale of other real estate owned	(272)	(1,653)	(2,470)	(5,240)
Balance, end of period	$2,696	$3,024	$2,696	$3,024

Expenses applicable to other real estate owned include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net loss (gain) on sales of other real estate owned	$(32)	$(26)	$(121)	$260
Write-down of other real estate owned	250	—	334	182
Operating expenses, net of rental income	41	88	120	18
	$259	$62	$333	$460

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2016, but prior to November 10, 2016, that provided additional evidence about conditions that existed at September 30, 2016. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This report contains “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections titled “Forward-Looking Statements” and “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, which are Delaware statutory trusts.  The Bank is the sole shareholder of ICB Investments Corp., a Nevada corporation, and is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments, and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, residential real estate, and installment and consumer loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets,  earnings per share, and ratio of non-performing assets to total assets; we utilize non-GAAP metrics such as efficiency ratio, return on average common shareholders’ equity, income before provision for loan losses, merger expense, and income tax expense.  We are also required to maintain appropriate regulatory leverage and risk-based capital ratios.

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

The purpose of the acquisition was for strategic reasons beneficial to the Company. The acquisition is consistent with its growth plans to expand into the markets of Appleton and Green Bay, Wisconsin and diversify its loan portfolio and agricultural concentration.  The Company believes it is well-positioned to achieve stronger financial performance and enhance shareholder value through synergies of the combined operations.

For additional information on this merger, see Note 2. “Acquisition” to our consolidated financial statements.

Initial Public Offering

On January 22, 2015, we closed our initial public offering (“IPO”), in which we offered 1,357,000 shares of common stock for gross proceeds of $21.4 million.  Of the 1,357,000 shares sold, 1,210,750 shares were sold by the Company and 146,250 shares were sold by certain selling shareholders.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.  The offer and sale of all shares of the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, which was declared effective by the SEC on January 15, 2015.

The net proceeds from our IPO were $16.9 million after deducting underwriting discounts and commissions of $1.2 million and other offering expenses of $1.0 million for total expenses of $2.2 million.

Operational Overview

•	Total loans were $992.5 million at September 30, 2016 compared to $748.2 million at December 31, 2015, and $704.0 million at September 30, 2015, an increase of 32.7% and 41.0%, respectively.
•	Net interest income increased by $6.1 million from $19.3 million for the nine months ended September 30, 2015, to $25.4 million from the nine months ended September 30, 2016.
•	Net income for the nine months ended September 30, 2016 was $7.2 million compared to $8.1 million for the nine months ended September 30, 2015
•

Income before provision for loan losses, merger expenses, and income tax expense was $16.5 million for the nine months ended September 30, 2016 compared to $11.6 million for the nine months ended September 30, 2015, an increase of 42.8%.

Selected Financial Data

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	December 31, 2015
	(unaudited)		(unaudited)
Selected Income Statement Data:
(Dollars in thousands, except per share data)

Interest income	$12,803	$8,764	$32,621	$24,765	$33,767
Interest expense	2,627	1,893	7,204	5,504	7,520
Net interest income	10,176	6,871	25,417	19,261	26,247
Provision for loan losses	1,134	(867)	2,416	(1,325)	(1,019)
Net interest income after provision for (recovery of) loan losses	9,042	7,738	23,001	20,586	27,266
Non-interest income	2,014	1,723	6,709	5,310	7,685
Non-interest expense	6,105	4,135	18,149	12,983	17,458
Income tax expense	1,849	1,996	4,338	4,839	6,519
Net income	$3,102	$3,330	$7,223	$8,074	$10,974

Income before provision for loan losses, merger expense, and income tax expense (1)	$6,181	$4,459	$16,543	$11,588	$16,474

Per Common Share Data:
Basic earnings per common share	$0.46	$0.56	$1.13	$1.37	$1.85
Diluted earnings per common share	$0.46	$0.55	$1.12	$1.34	$1.82
Cash dividends per common share	$0.05	$0.04	$0.15	$0.12	$0.16
Book value per share, end of period	$18.49	$16.82	$18.49	$16.82	$17.16
Weighted average common shares - basic	6,524,430	5,733,919	6,159,517	5,635,515	5,664,678
Weighted average common shares - diluted	6,619,354	5,858,211	6,257,002	5,754,118	5,777,802
Common shares outstanding, end of period	6,532,776	5,733,919	6,532,776	5,733,919	5,771,001

Selected Balance Sheet Data (at period end):
Total assets	$1,217,149	$844,791	$1,217,149	$844,791	$884,889
Securities	124,442	85,783	124,442	85,783	83,281
Total loans	992,478	704,029	992,478	704,029	748,189
Allowance for loan losses	(11,626)	(9,833)	(11,626)	(9,833)	(10,405)
Total deposits	929,448	636,221	929,448	636,221	672,226
Other borrowings and FHLB advances	135,113	68,383	135,113	68,383	70,390
Subordinated debentures	15,407	12,372	15,407	12,372	12,372
Total shareholders' equity	128,794	104,436	128,794	104,436	107,024

Performance Ratios:
Return on average assets	1.04%	1.63%	0.92%	1.36%	1.35%
Return on average common shareholders' equity (1)	10.00%	13.58%	9.67%	11.28%	11.27%
Net interest margin	3.57%	3.49%	3.38%	3.37%	3.36%
Interest rate spread	3.40%	3.25%	3.19%	3.14%	3.13%
Non-interest income to average assets	0.68%	0.84%	0.86%	0.89%	0.95%
Non-interest expense to average assets	2.05%	2.02%	2.31%	2.18%	2.15%
Net overhead ratio (2)	1.37%	1.18%	1.46%	1.29%	1.20%
Efficiency ratio (1)	48.29%	48.42%	55.83%	51.04%	49.95%
Dividend payout ratio	10.87%	7.27%	13.39%	8.96%	8.79%

Asset Quality Ratios:
Nonperforming loans to total loans	2.27%	1.59%	2.27%	1.59%	3.29%
Allowance for loan losses to:
Total loans	1.17%	1.40%	1.17%	1.40%	1.39%
Nonperforming loans	51.67%	88.01%	51.67%	88.01%	42.33%
Net charge-offs (recoveries) to average loans	0.03%	(0.12)%	0.14%	(0.08)%	(0.12)%
Nonperforming assets to total assets (3)	2.04%	1.68%	2.04%	1.68%	3.10%

Capital Ratios:
Shareholders' common equity to assets	9.92%	11.42%	9.92%	11.42%	11.19%
Tier 1 risk-based capital (Bank)	12.19%	14.23%	12.19%	14.23%	13.94%

Total risk-based capital (Bank)	13.31%	15.48%	13.31%	15.48%	15.19%
Tier 1 Common Equity ratio (Bank)	12.19%	14.23%	12.19%	14.23%	13.94%
Leverage ratio (Bank)	11.19%	13.70%	11.19%	13.70%	13.29%
(1)

The income before provision for loan losses, merger expense, and income tax expense, return on average common shareholders’ equity, and the efficiency ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of these financial measures to their most comparable GAAP measures.

(2)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(3)	Non-performing assets consist of nonaccrual loans and other real estate owned.

Non-GAAP Financial Measures

“Efficiency ratio” is defined as non-interest expenses, excluding gains and losses on sales and write-downs of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense allow investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	December 31, 2015
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$6,105	$4,135	$18,149	$12,983	$17,458
Less: net gain (loss) on sales and write-downs of OREO	(218)	26	(213)	(442)	(510)
Adjusted non-interest expense (non-GAAP)	$5,887	$4,161	$17,936	$12,541	$16,948

Net interest income	$10,176	$6,871	$25,417	$19,261	$26,247
Non-interest income	2,014	1,723	6,709	5,310	7,685
Operating revenue	$12,190	$8,594	$32,126	$24,571	$33,932
Efficiency ratio	48.29%	48.42%	55.83%	51.04%	49.95%

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	December 31, 2015
	(dollars in thousands)
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	9.63%	11.32%	8.09%	9.44%	9.45%
Effect of excluding average preferred shareholders' equity	0.37%	2.26%	1.58%	1.84%	1.82%
Return on average common shareholders' equity	10.00%	13.58%	9.67%	11.28%	11.27%

Income before provision for loan losses, merger expense, and income tax expense is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to net income allow investors to better assess our operating results by removing the volatility that is associated with certain nonrecurring items related to our acquisition and other discrete items that are unrelated to our core business.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	December 31, 2015
	(dollars in thousands)
Income before provision for loan losses, merger expense, and income tax expense reconciliation:
Income before income taxes	$4,951	$5,326	$11,561	$12,913	$17,493
Provision for loan losses	1,134	(867)	2,416	(1,325)	(1,019)
Merger expenses (one-time)	96	—	2,566	—	—
Income before provision for loan losses, merger expense, and income tax expense	$6,181	$4,459	$16,543	$11,588	$16,474

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 48.1% to $10.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015; the increase is primarily attributable to loan growth of 41.0% between the same periods mainly due to the merger.  Interest income increased to $12.8 million for the third quarter of 2016 compared to $8.8 million for the third quarter of 2015.  The $4.0 million increase was partially offset by an increase in interest expense from $1.9 million for the third quarter of 2015 to $2.6 million for the third quarter of 2016 which was the result of an increase in the volume of deposits between the two periods.  Non-interest income increased 16.9% to $2.0 million and non-interest expense increased 47.6% to $6.1 million for the three months ended September 30, 2016 compared to the same period in 2015.  The increase in non-interest expense is primarily due to increased operating costs associated with two additional branches acquired through the merger and a 31.0% increase in employee headcount since September 30, 2015.

For the nine months ended September 30, 2016, net interest income was $25.4 million, an increase of $6.1 million, or 32.0% from the nine months ended September 30, 2015.  Interest income increased $7.8 million to $32.6 million for the first nine months of 2016 compared to $24.8 million for the same period of 2015 due primarily to increased loan volume.  Interest expense was $7.2 million for the first nine months of 2016, an increase of $1.7 million from the same period of 2015 primarily the result of increased volume of time deposits.  Non-interest income increased to $6.7 million for the first three quarters of 2016 which represents a 26.3% increase compared to the nine months ended September 30, 2015, mainly due to an increase in loan servicing fees.  Non-interest expense increased to $18.1 million for the nine months ended September 30, 2016, an increase of $5.2 million, or 39.8%, from the nine months ended September 30, 2015, primarily due to $2.6 million in nonrecurring merger expenses that were paid during the nine months ended September 30, 2016 in connection with the Fox River Valley acquisition and the resulting increased operating and employee expenses.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities.  The following tables reflect the components of net interest income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$126,319	$510	1.61%	$84,528	$359	1.70%
Loans (2)	993,156	12,245	4.93%	691,049	8,393	4.86%
Interest bearing deposits due from other banks	21,480	48	0.89%	12,741	11	0.35%
Total interest-earning assets	$1,140,955	$12,803	4.49%	$788,318	$8,763	4.45%

Allowance for loan losses	(11,499)			(10,462)
Other assets	63,588			40,043
Total assets	$1,193,044			$817,899

Liabilities
Savings, NOW, money market, interest checking	245,001	333	0.54%	162,719	194	0.48%
Time deposits	565,899	1,767	1.25%	395,967	1,381	1.40%
Total interest-bearing deposits	$810,900	$2,100	1.04%	$558,686	$1,575	1.13%
Other borrowings	2,287	35	6.15%	8,830	63	2.83%
FHLB advances	133,815	373	1.11%	52,058	157	1.20%
Junior subordinated debentures	15,407	119	3.09%	12,372	99	3.21%
Total interest-bearing liabilities	$962,409	$2,627	1.09%	$631,946	$1,894	1.20%

Non-interest bearing deposits	93,758			60,196
Other liabilities	8,041			8,099
Total liabilities	1,064,208			700,241

SBLF preferred stock (3)	-			15,000
Shareholders' equity	128,836			102,658
Total liabilities and equity	$1,193,044			$817,899

Net interest income		$10,176			$6,869
Interest rate spread (4)			3.40%			3.25%
Net interest margin (5)			3.57%			3.49%
Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.25

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$104,021	$1,304	1.67%	$82,187	$1,037	1.68%
Loans (2)	879,471	31,180	4.73%	661,797	23,687	4.77%
Interest bearing deposits due from other banks	18,664	137	0.98%	17,715	41	0.31%
Total interest-earning assets	$1,002,156	$32,621	4.34%	$761,699	$24,765	4.34%

Allowance for loan losses	(11,203)			(10,438)
Other assets	54,853			42,010
Total assets	$1,045,806			$793,271

Liabilities
Savings, NOW, money market, interest checking	198,428	774	0.52%	154,046	543	0.47%
Time deposits	511,452	5,133	1.34%	395,005	3,998	1.35%
Total interest-bearing deposits	$709,880	$5,907	1.11%	$549,051	$4,541	1.10%
Other borrowings	3,094	128	5.52%	9,369	221	3.15%
FHLB advances	107,538	915	1.13%	39,276	403	1.37%
Junior subordinated debentures	13,917	254	2.43%	12,372	339	3.66%
Total interest-bearing liabilities	$834,429	$7,204	1.15%	$610,068	$5,504	1.20%

Non-interest bearing deposits	81,480			61,236
Other liabilities	7,995			7,900
Total liabilities	923,904			679,204

SBLF preferred stock (3)	2,912			15,000
Shareholders' equity	118,990			99,067
Total liabilities and equity	$1,045,806			$793,271

Net interest income		$25,417			$19,261
Interest rate spread (4)			3.19%			3.14%
Net interest margin (5)			3.38%			3.37%
Ratio of interest-earning assets to interest -bearing liabilities	1.20			1.25

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	The SBLF preferred stock refers to the 15,000 shares of our SBLF Preferred Stock, which were redeemed on February 23, 2016.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2016 v. 2015
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$168	$(17)	$151
Loans	3,723	129	3,852
Federal funds sold and interest-bearing deposits with banks	11	26	37
Total interest income	3,902	138	4,040
Interest Expense:
Savings, NOW, money market and interest checking	109	30	139
Time deposits	511	(125)	386
Other borrowings	47	(74)	(27)
FHLB advances	227	(11)	216
Junior subordinated debentures	23	(3)	20
Total interest expense	917	(183)	734
Net interest income	$2,985	$321	$3,306

	Nine Months Ended September 30, 2016 v. 2015
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$273	$(6)	$267
Loans	7,715	(222)	7,493
Federal funds sold and interest-bearing deposits with banks	2	94	96
Total interest income	7,990	(134)	7,856
Interest Expense:
Savings, NOW, money market and interest checking	169	62	231
Time deposits	1,168	(33)	1,135
Other borrowings	719	(812)	(93)
FHLB advances	568	(56)	512
Junior subordinated debentures	51	(136)	(85)
Total interest expense	2,675	(975)	1,700
Net interest income	$5,315	$841	$6,156

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $1.1 million for the three months ended September 30, 2016 compared to a credit provision of $867 thousand for the three months ended September 30, 2015.  The increase in the provision between these two periods is the result of a $1.6 million non-recurring loan recovery that took place during the third quarter of 2015, organic loan growth, and increased loan loss factors applied to the watch and special mention categories.  The loans that we acquired from Fox River Valley were recorded at fair market value at the time of acquisition and are excluded from the allowance calculation until they are renewed, rewritten, or exhibit deterioration in credit quality in excess of the existing credit mark on the loan. During the third quarter of 2016, we charged-off $327 thousand in loans and recovered $28 thousand in loans that had previously been written-off.

For the nine months ended September 30, 2016, the provision for loan losses was $2.4 million compared to a credit provision of $1.3 million for the nine months ended September 30, 2015.  Despite the increase in provision, overall credit quality remains consistent with management’s expectations.  The specific reserve related to impaired loans increased slightly from $2.3 million at September 30, 2015 to $2.4 million at September 30, 2016.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously outlined in our 2015 Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $11.6 million, or 1.17% of total loans, was appropriate as of September 30, 2016.  This is compared to an allowance for loan losses of $9.8 million, or 1.40% of total loans, at September 30, 2015, and $10.4 million, or 1.39% of total loans, at December 31, 2015.  Beginning in the third quarter of 2016, the substandard category was separated in to performing and impaired subcategories to provide more detailed analysis of this category of loans.  This addition did not have a material impact on the provision.

Non-Interest Income

Non-interest income for the three months ended September 30, 2016 increased by 16.9% from the three months ended September 30, 2015 of $1.7 million to $2.0 million.  The increase was primarily the result of increases in loan servicing fees, due to an increase in loans sold.

For the nine months ended September 30, 2016, non-interest income increased 26.3% to $6.7 million from $5.3 million for the nine months ended September 30, 2015.  The following table reflects the components of non-interest income for the three months and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Service charges	$288	$238	$976	$744
Gain on sale of loans, net	79	44	240	166
Loan servicing fees	1,404	1,236	4,017	3,648
Loan servicing rights	54	(51)	1,020	(25)
Income on other real estate owned	19	33	33	243
Other	170	223	423	534
Total non-interest income	$2,014	$1,723	$6,709	$5,310

Non-Interest Expense

Non-interest expense increased 47.6% to $6.1 million for the three months ended September 30, 2016 compared to $4.1 million for the three months ended September 30, 2015.  The increase is primarily due to increased operating costs associated with the two additional branches acquired through the merger and a 31.0% increase in employee headcount since September 30, 2015.

For the nine months ended September 30, 2016, non-interest expense increased 39.8% to $18.1 million from $13.0 million for the nine months ended September 30, 2015.  The increase is predominantly the result of $2.6 million in nonrecurring merger expenses related to our acquisition of Fox River Valley on May 13, 2016, of which $1.2 million is attributable to expenses relating to the conversion of The Business Bank’s core processor, $0.4 million is attributable to professional fees, and $1.0 million was paid to Fox River Valley executives in accordance with the terms of their employment agreements.  The remaining $2.5 million increase in non-interest expense is the result of increased operations of the expanded entity.

The following table reflects the components of our non-interest expense for the three and nine ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Employee compensation and benefits	$3,461	$2,643	$9,554	$8,232
Occupancy	157	100	364	260
Information processing	288	183	2,045	527
Professional fees	304	513	1,337	900
Business development	167	147	452	371
FDIC assessment	163	101	424	321
Other real estate owned expenses	60	121	153	261
Write-down of other real estate owned	250	—	334	182
Net loss (gain) on other real estate owned	(32)	(26)	(121)	260
Other	1,287	353	3,607	1,669
Total non-interest expense	$6,105	$4,135	$18,149	$12,983

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

Income tax expense for the three months ended September 30, 2016 and 2015 was $1.8 million and $2.0 million, which represents an effective tax rate of 37.3% and 37.5%, respectively.  For the nine months ended September 30, 2016 and 2015, income tax expense was $4.3 million and $4.8 million, respectively.  This represents an effective tax rate of 37.5% for both nine months ended September 30, 2016 and 2015.

Financial Condition

Total assets increased $332.3 million, or 37.5%, from $884.9 million at December 31, 2015 to $1.2 billion at September 30, 2016.  $223.6 million of the increase is due to the acquisition of Fox River Valley.  The remaining $108.7 million is primarily due to organic loan growth.

Total liabilities increased $325.5 million, or 42.7%, from $762.9 million at December 31, 2015 to $1.1 billion at September 30, 2016.  This increase is primarily attributed to $206.0 million of liabilities assumed in the Fox River Valley acquisition, with the remaining due to increased borrowings associated with our increased loan demand.

On February 23, 2016, we redeemed all 15,000 shares of SBLF Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends, for a total redemption amount of $15.0 million.

Shareholders’ equity increased $21.8 million, or 20.3%, to $128.8 million at September 30, 2016 from $107.0 million at December 31, 2015.  This increase was due primarily to the 712,830 shares of common stock that were recorded at a fair value of $20.00 per share in connection with the Fox River Valley acquisition and the net income for the nine months ended September 30, 2016 of $7.2 million.

Net Loans

Total net loans increased by $243.1 million, or 32.9%, from $737.8 million at December 31, 2015 to $980.9 million at September 30, 2016. The acquired loans accounted for $135.6 million of the increase, with the remaining $107.5 million increase from organic loan growth, primarily in the agricultural sector.  Agricultural loans grew 17.2% from December 31, 2015 to $585.3 million at September 30, 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$585,273	59.0%	$499,320	66.8%
Commercial real estate loans	282,058	28.4%	161,741	21.6%
Commercial loans	80,587	8.1%	51,978	6.9%
Residential real estate loans	44,324	4.5%	34,631	4.6%
Installment and consumer other	236	0.0%	519	0.1%
Total gross loans	$992,478	100.0%	$748,189	100.0%
Allowance for loan losses	(11,626)		(10,405)
Loans, net	$980,852		$737,784

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

At September 30, 2016 and December 31, 2015, the allowance for loan losses was $11.6 million and $10.4 million, respectively, which resulted in a ratio to total loans of 1.17% and 1.39%, respectively.  The decrease in ratio of the allowance to total loans is due to the acquired loans; at the completion of the merger, the acquired loans were recorded at fair market value and, as a result, are excluded from the allowance calculation until they are renewed or rewritten.  The overall increase in the allowance for loan losses, is the result of organic loan growth, partially offset by slightly lower loan loss factors resulting from improved dairy prices that impact our agricultural customers.  Also during the first three quarters of 2015, we experienced $2.4 million of loan recoveries that are not recurring.

Charge-offs and recoveries by loan category for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Balance, beginning of period	$10,791	$9,897	$10,405	$10,603
Loans charged off:
Agriculture loans	—	1,145	896	1,145
Commercial real estate loans	45	31	50	162
Commercial loans	277	4	277	415
Residential real estate loans	5	—	5	172
Installment and consumer other	—	—	4	—
Total loans charged off	$327	$1,180	$1,232	$1,894
Recoveries:
Agriculture loans	—	42	2	47
Commercial real estate loans	25	740	26	743
Commercial loans	3	740	9	1,196
Residential real estate loans	—	461	—	463
Installment and consumer other	—	—	—	—
Total recoveries	28	1,983	37	2,449
Net loans charged-off	$299	$(803)	$1,195	$(555)
Provision for (recovery of) loan losses	1,134	(867)	2,416	(1,325)
Allowance for loan losses, end of period	$11,626	$9,833	$11,626	$9,833

Selected loan quality ratios:
Net charge-offs to average loans	0.03%	(0.12)%	0.14%	(0.08)%
Allowance for loan losses to total loans (end of period)	1.17%	1.40%	1.17%	1.40%
Allowance for loan losses to non- performing assets and performing troubled debt restructurings (end of period)	39.17%	66.38%	39.17%	66.38%

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

Information about the loan servicing portfolio is shown below:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Total loans	$992,478	$748,189
Less: nonqualified loan sales included below	(1,996)	(3,945)
Loans serviced:
Agricultural	554,888	480,133
Commercial	11,113	11,080
Commercial real estate	3,175	4,720
Total loans serviced	569,176	495,933
Total loans and loans serviced	$1,559,658	$1,240,177

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. Government and agency securities, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $124.4 million at September 30, 2016 from $83.3 million at December 31, 2015.  During the nine months ended September 30, 2016, we recognized unrealized holding gains of $1.2 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$42,636	$42,963	$46,185	$46,312
Mortgage-backed securities	75,357	76,702	34,728	34,966
Asset-backed securities	3,885	3,774	—	—
U.S. Government and agency securities	1,001	1,003	2,003	2,003
Total available for sale	$122,879	$124,442	$82,916	$83,281

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

Deposit growth was 38.3% to $929.4 million at September 30, 2016 from $672.2 million at December 31, 2015.  The increase in deposits was primarily the result of a $203.3 million in deposits acquired from Fox River Valley.  Organic deposit growth has been slow in recent years in a market with compressed interest rates, but our recent acquisition expanded our geographical footprint into two new markets in which we can attract core deposits.  As of September 30, 2016 and December 31, 2015, the distribution by type of deposit accounts was as follows:

	September 30, 2016		December 31, 2015
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$392,484	42.2%	$307,044	45.7%
Brokered deposits	190,443	20.4%	164,559	24.5%
Money market accounts	182,867	19.7%	96,148	14.3%
Demand, noninterest-bearing	111,398	12.0%	70,914	10.5%
NOW accounts and interest checking	45,145	4.9%	27,592	4.1%
Savings	7,111	0.8%	5,969	0.9%
Total deposits	$929,448	100.0%	$672,226	100.0%

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

At September 30, 2016, advances from the FHLB were $132.9 million compared to $66.4 million at December 31, 2015.  This increase is directly related to the $108.7 million of organic loan growth between these dates.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $19.2 million for the nine months ended September 30, 2016, compared to net cash used in operating activities of $0.4 million for the nine months ended September 30, 2015. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $84.5 million and $60.1 million for the nine months ended September 30, 2016 and 2015, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances, and the redemption of the SBLF Preferred Stock, was $103.3 million and $63.1 million for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $132.6 million, or 11.19% of adjusted average total assets, which is above the minimum level to be well-capitalized of $59.2 million, or 5.0% of adjusted average assets, and total risk-based capital of $144.7 million, or 13.31% of risk-weighted assets, which is above the minimum level to be well-capitalized of $108.7 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At September 30, 2016, there were $66.8 million of retained earnings available for the payment of dividends by the Bank to us.

Off-Balance Sheet Arrangements

As of September 30, 2016, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended September 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

County Bancorp, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 4.4 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.2

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 4.5 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.3

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.6 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.4

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.7 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.5

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.6

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.9 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.7

Release and Waiver Agreement by and among County Bancorp, Inc., Investors Community Bank, and Gary Abramowicz, effective August 12, 2016 (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s current report on Form    8-K filed on September 7, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: November 10, 2016	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Date: November 10, 2016	By:	/s/ David D. Kohlmeyer
David D. Kohlmeyer
Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1

County Bancorp, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 4.4 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.2

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 4.5 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.3

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.6 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.4

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.7 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.5

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.6

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.9 to County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-213536) filed on September 8, 2016)

10.7

Release and Waiver Agreement by and among County Bancorp, Inc., Investors Community Bank, and Gary Abramowicz, effective August 12, 2016 (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s current report on Form    8-K filed on September 7, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document