Form 10-K
period 2016-12-31
County Bancorp, Inc.
filed 2017-03-23
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $101,265,109

As of March 23, 2017, 6,615,232 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of County Bancorp, Inc. for its 2017 annual meeting of shareholders are incorporated by reference into Part III hereof to the extent indicated in such Part.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

2016 FORM 10-K

PART I

ITEM 1. BUSINESS

General

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Investors Community Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2016, we had total assets of approximately $1.2 billion. For additional financial information, see our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Investors Community Bank

Investors Community Bank is a Wisconsin state bank originally chartered in 1997, and headquartered in Manitowoc, Wisconsin. The Bank is an independent community bank offering a full range of financial services focusing on the needs of agricultural businesses statewide, with a primary focus on dairy-related lending with lending relationships in 60 of Wisconsin’s 72 counties.  We also serve business customers throughout Wisconsin but primarily are focused in northeastern and central Wisconsin.  Our customers are served from our full-service branches in Manitowoc, Appleton, Green Bay, and Stevens Point, and our loan production offices in Darlington, Eau Claire, Fond du Lac, and Sheboygan.

Subsidiaries

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Trust I which are Delaware statutory trusts.  The Bank is the sole shareholder of ICB Investment Corp., a wholly-owned Nevada subsidiary, and is the sole member of Investor Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.  During 2017, subject to regulatory approval, the Bank plans to dissolve the ICB Investment Corp. and distribute its assets to the Bank.

Merger Transaction

On May 13, 2016, we completed a merger with Fox River Valley Bancorp, Inc. (“Fox River Valley”), a Wisconsin corporation, pursuant to which the Company acquired Fox River Valley.  In connection with and immediately following the merger, The Business Bank, a Wisconsin-chartered bank and wholly-owned subsidiary of Fox River Valley, merged with and into the Bank.  For additional information on this merger, see Note 2. “Acquisition” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Market

Our agricultural banking business, which is primarily dairy-related, extends throughout Wisconsin.  We had lending relationships in 60 of the state’s 72 counties as of December 31, 2016. We also serve business customers throughout Wisconsin with a focus on northeastern and central Wisconsin.

The economy in Wisconsin represents a diverse range of industries. According to the U.S. Census Bureau, manufacturing, trade, agriculture, professional and business services, finance and insurance, and government industries accounted for approximately 50% of employment in the state in 2012. According to the Bureau of Economic Analysis, the broader Wisconsin economy is growing at a pace on par with the United States as a whole, and the overall unemployment rate was a fifteen-year low and below the national rate of unemployment for all of 2016.

Dairy-related business lending has proven to be a source of stability and steady growth for both the Bank and the state of Wisconsin. The economic impact of the dairy industry on Wisconsin is significant. According to a 2012 report from the University of Wisconsin-Madison, as part of the overall Wisconsin agricultural economy, the dairy sector contributed $43.4 billion of revenue to the state’s economy. According to a 2015 report from the University of Wisconsin-Madison, total revenue for the agricultural industry in Wisconsin was just over $59 billion in 2007 and had grown to $88.3 billion in 2012, representing approximately a 49% increase.  In 2015, according to the United States Department of Agriculture (“USDA’) Economic Research Service (“ERS”), Wisconsin exported $970.0 million of dairy products. This amount is more than triple of the total exported dairy products in 2010.

According to the Wisconsin Milk Marketing Board, over the past thirty years, the average consumption of cheese has increased 55%.  From 2009 to 2014, the consumption of yogurt increased 244%.   According to the USDA, in 2016, Wisconsin was the home of 23% of all U.S. dairy farms. We believe the available customer base, the increasing demand for agricultural products and changing agricultural industry dynamics will continue to drive the need for agricultural banking services. Furthermore, the broader business banking environment in Wisconsin continues to grow. We believe the Bank is well positioned to continue serving the banking needs of agricultural and business banking customers throughout Wisconsin.

Our Products and Services

The Bank provides a wide range of consumer and commercial banking services to individuals, businesses, and industries. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, remote merchant deposit capture, internet banking, cash management services, safe deposit services, credit cards, debit cards, direct deposits, notary services, night depository, cashier’s checks, drive-in tellers, banking by mail, and certain consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial loans as well as loans secured by residential and commercial real estate, and issues stand-by letters of credit. The Bank provides access to ATM cards and is a member of the Pulse and Cirrus ATM networks thereby enabling customers to utilize the convenience of ATM access nationwide and internationally.

The revenues of the Bank are primarily derived from interest on loans and fees received in connection with loans, interest and dividends on its investment securities, and non-interest income primarily generated from loan sales and loan servicing rights. Most of the Bank’s investment portfolio is held in its wholly owned subsidiary ICB Investment Corp. The principal sources of funds for the Bank’s lending activities are deposits (primarily consumer deposits and brokered deposits), loan repayments, and income on and proceeds from the sale of investment securities. The Bank’s principal expenses are interest paid on deposits and operating and general administrative expenses. The Bank also generates non-interest income from Investors Insurance Services, LLC, which is a wholly-owned subsidiary of the Bank. Investors Insurance Services, LLC, provides crop insurance and milk margin products to the agricultural sector of Wisconsin.

As is the case with financial institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Wisconsin Department of Financial Institutions (“WDFI”) Banking Division. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits and the origination of loans. For additional information about the competition we face, see the section of this Form 10-K entitled “Item I - Business—Competition.”

Lending Activities

Loans

A significant source of our revenues is the interest earned on the Bank’s loan portfolio.  At December 31, 2016, our total assets were $1.2 billion and our total loans were $1.0 billion, or 82.9% of total assets.  At December 31, 2015, our total assets were $884.9 million and our total loans were $748.2 million, or 84.6% of total assets. At December 31, 2014, our total assets were $771.8 million and our total loans were $648.1 million, or 84.0% of total assets.  The increase in total loans from December 31, 2015 to December 31, 2016, was $282.3 million (37.7%) primarily due to the merger with Fox River Valley, and from December 31, 2014 to December 31, 2015, total loans increased $100.1 million (15.4%). For the periods indicated below, the net change in total loans (excluding the allowance for loan losses) was as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Total loans:
Balance, beginning of period	$748,189	$648,122	$569,138
Loan originations, net of repayments	244,542	170,144	96,117
Loans acquired, net of repayments	121,265	—	—
Less: Loans sold, net of repayments	(81,031)	(66,640)	(15,165)
Less: Loans charged-off, net	(1,670)	(1,907)	(647)
Less: Transfers to other real estate owned	(809)	(1,530)	(1,321)
Balance, end of period	$1,030,486	$748,189	$648,122

For more information about our loan portfolio, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2016, 2015, and 2014—Net Loans.”

Lending activities are conducted pursuant to a written policy adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by the management loan committee or the board loan committee, depending on the size and risk classification of the loan.

The composition of our loan portfolio was as follows as of the dates indicated:

	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agricultural loans	$624,632	60.6%	$499,320	66.8%	$415,164	64.1%	$375,240	65.9%	$381,893	62.3%
Commercial real estate loans	270,475	26.3%	161,741	21.6%	137,517	21.2%	102,645	18.0%	123,499	20.1%
Commercial loans	89,944	8.7%	51,978	6.9%	53,745	8.3%	51,008	9.0%	57,928	9.4%
Residential real estate loans	45,276	4.4%	34,631	4.6%	40,885	6.3%	39,901	7.0%	49,050	8.0%
Installment and consumer other	159	0.0%	519	0.1%	811	0.1%	344	0.1%	1,120	0.2%
Total loans	$1,030,486	100.0%	$748,189	100.0%	$648,122	100.0%	$569,138	100.0%	$613,490	100.0%
Less: Allowance for loan losses	(12,645)		(10,405)		(10,603)		(10,495)		(12,521)
Net loans	$1,017,841		$737,784		$637,519		$558,643		$600,969

Loan Portfolio Concentrations

Our agricultural loan portfolio, while heavily dependent on the dairy industry, is the beneficiary of a number of mitigating factors to this concentration risk. First, our farm customers are diversified geographically throughout the state of Wisconsin, which we believe helps mitigate the weather-related risk impacting feed availability and cost. Secondly, the U.S. Department of Agriculture (the “USDA”) provides government support for a number of insurance-type products that dairy producers can purchase, which we believe substantially mitigate weather and pricing risks for crops and pricing risks for milk. The availability of these types of products in addition to the ability to use the futures markets to hedge both milk price and feed cost brings some additional stability and predictability to the cash flows of farmers.

We originate and maintain large credit relationships with a number of customers in the ordinary course of our business. We have established a formal, internal lending limit on loans to one borrower of $8 million, which is significantly lower than our legal lending limit of approximately $25 million as of December 31, 2016. Exceptions to this internal limit may be made in the case of particularly strong credits. As of December 31, 2016, 29 relationships exceeded our internal lending limit with total combined credit risk exposure of $230.4 million, or 154% of total risk-based capital, and only six of these relationships exceeded $10 million, with the largest being $17.9 million.

Loan Underwriting

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. We believe an important measurement for monitoring overall credit quality of our loan portfolio is the ratio of non-performing assets to total assets as nonperforming loans may ultimately progress to other real estate owned (“OREO”). Accordingly, the initial underwriting of loans is vital. Our ratios of non-performing assets to total assets as of December 31, 2016, December 31, 2015, and 2014 were 1.84%, 3.10%, and 2.42%, respectively. We have customized our loan underwriting to reflect the risks that are specific to each product type as described below.

Agricultural Lending. Our agricultural banking team consists of bankers, all of whom grew up on farms in Wisconsin, which provides a solid understanding of the nuances of the industry. As of the date of this filing, we have ten agricultural banking officers driving the relationships with our customers, as well as three crop insurance sales representatives. Our philosophy is to bring the Bank to the customer, and most contacts are made on the farm. We believe the deep relationships our team has with our agricultural customers, and the value each team member provides given his or her strong agricultural roots, creates a barrier to entry for our competitors. We believe this regular personal contact with our customers provides a high level of service and allows our bankers to monitor our credits more effectively.

Our relationships with our agricultural customers typically involve their entire primary banking needs. We lend money to our customers for short-term needs, such as planting crops or buying feed. We also provide intermediate-term loans to fund cattle or equipment needs, as well as longer-term real estate loans to provide funds to purchase real estate or improve existing real estate. Collateral for these loans will typically involve cross-collateralization of all of a farm’s assets, and the Bank will be in a primary lien position. We apply a consistent credit philosophy when underwriting agricultural loans, which focuses on repayment of credit facilities from current and historical cash flow analysis, both cash and accrual. Other factors considered in granting credit are management capability, collateral quality and adequacy, and balance sheet leverage.

Commercial Lending. Our commercial and industrial loans (“commercial loans”) are offered by business bankers who, as a group, have extensive experience in making commercial loans. Our commercial loan portfolio is comprised of conventional term loans, lines of credit and government guaranteed loans, primarily Small Business Administration (“SBA”) loans. These loans have either adjustable or fixed rates typically with terms of five years or less, although terms are generally longer with SBA guarantees. Commercial loans are underwritten on the basis of the borrower’s ability to make repayment for the cash flow of its business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory, as well as personal guarantees of the principals. The availability of funds for the repayment of commercial loans is substantially dependent on the success of the business itself, which is subject to adverse economic conditions.

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

Consumer Lending. While not a primary focus of ours, we do provide consumer and personal loans on a collateralized and non-collateralized basis. These loans are most often collateralized by primary residences, secondary residences, automobiles and recreational vehicles. Consumer loans are priced at prevailing market rates and are made to the individuals responsible for making the scheduled payments. Consumer and personal loans generally have a term of five years or less, with amortizations that match the useful life of the assets being financed. Consumer loans represent less than 0.1% of our overall loan portfolio.

Concentrations. Loan concentrations are defined as amounts loaned to multiple borrowers engaged in similar activities that could cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2016, 2015, and 2014, there as a concentration of agricultural real estate and agricultural production loans, which together comprised approximately 61%, 67%, and 64%, respectively.  There was also a concentration of commercial real estate loans at December 31, 2016, which comprised approximately 26% of our loan portfolio on that date.  Other than as previously described, there were no concentrations of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 25% of total loans at December 31, 2016, 2015, or 2014.

The credit committee of the board of directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of the Bank has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for troubled and stressed loans. The goal of the loan review process is to address classified and non-performing loans as early as possible.

For additional information concerning our risk management, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

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

The following table shows the total portfolio of loans and loans serviced as of the dates indicated below:

	As of December 31,
	2016	2015	2014
	(dollars in thousands)
Total loans:	$1,030,486	$748,189	$648,122
Less: Non-qualified loan sales included below	(1,963)	(3,945)	(8,894)
Loans serviced:
Agricultural	562,843	480,133	413,933
Commercial	11,038	11,080	10,419
Commercial real estate	3,083	4,720	4,941
Total loans serviced	576,964	495,933	429,293
Total loans and loans serviced	$1,605,487	$1,240,177	$1,068,521

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. OREO properties are recorded on the balance sheet at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. Our OREO, of which $2.8 million is considered non-performing assets and $0.4 million is related to Bank property transferred from premises and equipment so it could be held for sale, has decreased significantly over the past several years as we are experiencing fewer defaults, and we have sold much of the previously recorded OREO.  At December 31, 2016, December 31, 2015, and December 31, 2014, we had adverse OREO of $3.2 million, $2.9 million, and $7.1 million, respectively.

Loans on nonaccrual status, OREO, and certain other related information was as follows as of the dated indicated:

	As of December 31,
	2016		2015		2014
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(dollars in thousands)
Total loans on nonaccrual status	$20,107	2.69%	$24,579	3.29%	$11,555	1.78%
Other real estate owned	2,763	0.37%	2,872	0.38%	7,137	1.10%
Total non-performing assets	$22,870	3.06%	$27,451	3.67%	$18,692	2.88%
Loans past due 30-89 days	$670	0.09%	$1,222	0.16%	$412	0.06%
As a percent of total assets:
Total non-performing loans		1.62%		2.78%		1.50%
Total non-performing assets		1.84%		3.10%		2.42%
Allowance for loan losses as a percent of:
Total assets		1.02%		1.18%		1.64%
Non-performing loans		62.89%		42.33%		91.76%

At December 31, 2016, loans 30 to 89 days delinquent consisted of four customer relationships, which totaled $0.7 million. Management continually evaluates the collectability of its non-performing loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off, and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of non-performing and past-due loans, and changes in the size and composition of the loan portfolio.

Provision for loan losses for the years ended December 31, 2016, 2015, and 2014 totaled $3.0 million, $(1.0) million, and $589 thousand, respectively. For the year ended December 31, 2016, net loans charged off totaled $719 thousand.  For the years ended December 31, 2015 and 2014, net loans of $821 thousand were recovered and $481 thousand were charged off, respectively. At December 31, 2016, 2015, and 2014, we had non-performing loans (i.e., nonaccrual loans and loans 90 days or more past due) of $20.1 million, $24.6 million, and $11.6 million, respectively. Considering the nature of our loan portfolio, management believed that the allowance for loan losses at December 31, 2016 was adequate.

During the years ended December 31, 2016, 2015 and 2014, the activity in our allowance for loan losses was as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,405	$10,603	$10,495
Actual charge-offs	(1,670)	(1,907)	(647)
Less: Recoveries	951	2,728	166
Net loan (charge-offs) recoveries	(719)	821	(481)
Provision for loan losses	2,959	(1,019)	589
Balance, end of period	$12,645	$10,405	$10,603

Deposit Activities

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. As of December 31, 2016, 2015, and 2014, the distribution by type of deposit accounts was as follows:

	As of December 31,
	2016		2015		2014
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$404,667	41.4%	$307,044	45.7%	$296,921	49.0%
Brokered deposits	193,613	19.8%	164,559	24.5%	125,396	20.7%
Money market accounts	206,435	21.1%	96,148	14.3%	69,742	11.5%
Demand, noninterest-bearing	118,657	12.1%	70,914	10.5%	81,534	13.5%
NOW accounts and interest checking	48,727	5.0%	27,592	4.1%	27,312	4.5%
Savings	5,419	0.6%	5,969	0.9%	4,564	0.8%
Total deposits	$977,518	100.0%	$672,226	100.0%	$605,469	100.0%

Our deposits increased $305.3 million, or 45.4%, from $672.2 million at December 31, 2015 to $977.5 million at December 31, 2016, which was primarily the result of our merger with Fox River Valley.  Our deposits increased during 2015, from $605.5 million at December 31, 2014 to $672.2 million at December 31, 2015, an increase of $66.8 million or 11.0%. This increase in total deposits from December 31, 2014 to December 31, 2015 resulted from increases in brokered deposits and money market accounts.

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Brokered and Other Deposits

We use various funding sources including: (i) core deposits consisting of traditional bank deposit products, such as demand deposits, money market accounts and certificates of deposit, and (ii) wholesale funds consisting of brokered deposits, national certificates of deposit and Federal Home Loan Bank of Chicago (the “FHLB”) advances. Wholesale funding is used to supplement normal deposit accumulation by us and to assist in asset liability management. We use brokered deposits to obtain non-putable deposits (except for death and incompetence) with maturities and options that assist in the management of various balance sheet interest rate risks. These deposits may have a higher or lower interest rate than deposits obtained locally.  Brokered deposit balances were $193.6 million, $164.6 million, and $125.4 million at December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

FDIC regulations limit the ability of certain insured depository institutions under certain conditions to accept, renew, or roll over brokered deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  As of December 31, 2016, December 31, 2015, and December 31, 2014, the Bank met the definition of a “well capitalized” depository institution.

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

The following table sets forth the maturity of time deposits, including brokered time deposits as of December 31, 2016, 2015, and 2014:

	As of December 31,
	2016	2015	2014
	(dollars in thousands)
3 months or less	$88,237	$48,729	$66,722
Over 3 through 12 months	156,168	111,828	106,352
Over 1 year through 3 years	204,629	159,390	167,409
Over 3 years	147,531	106,386	43,156
Total	$596,565	$426,333	$383,639

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

Employees

At March 1, 2017, we had 125 full-time employees and 25 part-time employees. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be excellent.

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the WDFI, the Federal Reserve, the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.  While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels.  Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks.  The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets.  For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015.  However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements.  The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2016: (i) the Bank was not subject to a directive from the WDFI or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action.  An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Emphasis on Capital” above.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles: effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans.  On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General. The Bank is a Wisconsin chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Wisconsin-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on minimum and maximum assessment rates.   Effective July 1, 2016, the FDIC changed its pricing system for banks under $10 billion, like the Bank, so that minimum and maximum initial base assessment rates are established based on supervisory ratings.  The initial base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).

Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2016, the Bank paid supervisory assessments to the WDFI totaling approximately $55 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors.  Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review the Company’s liquidity risk management policies in light of the LCR and NSFR.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is engaged in the process.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Wisconsin banking law, the Bank generally may not pay dividends in excess of its undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the Bank may not declare or pay any dividend in the current year that exceeds year-to-date net income, except with the written consent of the WDFI. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2016.  Notwithstanding the availability of funds for dividends, however, the FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. The Bank has the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements. Upon an exam in 2016, the Bank received a “satisfactory” Community Reinvestment Act rating.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

Based on the Bank’s loan portfolio as of December 31, 2016, it did not exceed the 300% guideline for commercial real estate loans.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Company does not currently expect the CFPB’s rules to have a significant impact on the Bank’s operations, except for higher compliance costs.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This report contains statements that constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These forward-looking statements include statements with respect to our financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plan,” “will,” “should,” or “could,” references to estimates or similar expressions. Future filings by us with the SEC, and future statements other than historical facts contained in written material, press releases and oral statements issued by us, or on our behalf, may also constitute forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed above include, but are not limited to: the risk factors set forth below and any other risks identified in this report or in other filings we may make with the SEC. All forward-looking statements contained in this report or which may be contained in future statements made for or on our behalf are based upon information available at the time the statement is made, and we assume no obligation to update any forward-looking statements.

Risk Factors

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Forward Looking Statements” above, you should carefully consider the risks described below before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC and this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

We are subject to specific market risks due to our focus on agricultural lending.

We primarily concentrate our lending activities in the state of Wisconsin, which is to some extent dominated by an agricultural economy. Historically, our senior management’s primary business lending experience has been in agricultural lending, with a specific expertise in and focus on dairy and dairy-related businesses. Although we attempt to maintain a diversified customer base and a diversified loan portfolio, we are more heavily dependent upon the agricultural economy than a typical commercial bank. At December 31, 2016, agricultural loans comprised $625 million, or approximately 60.6%, of our total loan portfolio.

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

•

Changing consumer preferences.  The business of dairy farms and dairy-related borrowers is subject to changing consumer preferences and nutritional and health-related concerns.  Periodically, medical and other studies are released which raise concerns over the healthfulness of cow’s milk in the human diet.  As a result of studies or other cultural influences, the dairy industry could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium and lactose content of such products, which could reduce demand for dairy products and negatively affect dairy-related revenue.

Our focus on local markets and agricultural lending creates credit concentration risks.

Credit risk is primarily related to the risk that a borrower will not be able to repay some or all of its obligations to us. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related markets, industries or groups, represent a relatively large percentage of the total capital or total credit extended by a bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to a more diversified group of borrowers. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups, or that are located in the same market area, can all be adversely impacted with respect to their ability to repay some or all of their obligations when adverse conditions prevail in the broader economy generally, in the market specifically or even within just the respective industries or groups. For example, lenders who focused on certain types of real estate lending experienced greater financial difficulties during the recent recession than more diversified lenders or those with concentrations other than real estate lending.

Our lending is primarily to borrowers located or doing business in Wisconsin. Furthermore, at December 31, 2016, we had certain loan-type concentrations of credit risk, specifically in agricultural lending, which are described in more detail in the section of this Form 10-K entitled “Item 1 - Business—Lending Activities” and “Item 1 - Business—General—Market.” Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent upon agriculture, we could be disproportionately affected relative to others because these high concentrations present a risk to our lending operations. If any of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on local economy, and a regional or local economic downturn affecting Wisconsin may magnify the adverse effects and consequences to us.

We operate as a community-oriented business bank, with a focus on servicing both business customers and individuals in our market areas, which include our headquarters in Manitowoc, full-service branches in Appleton, Green Bay, and Stevens Point, and a loan production office in each of Darlington, Eau Claire, Fond du Lac, and Sheboygan. Although we have a primary focus on agricultural and business banking, future growth opportunities will depend largely on market area penetration, market area growth and our ability to compete for traditional banking business within our market areas. We anticipate that as a result of this concentration, a downturn in the general economy in our market areas, including Wisconsin specifically, could increase the risk of loss associated with our loan portfolio. Although economic conditions in our markets have been generally stronger than those in other regions of the country recently, there can be no assurance that such conditions will continue to prevail.

Volatility in commodity prices may adversely affect our financial condition and results of operations.

At December 31, 2016, approximately 60.6% of our total loan portfolio was comprised of agricultural loans. Volatility in certain commodity prices, including milk, could adversely impact the ability of those borrowers to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated. For the 15-year period ended December 31, 2016, the per-year average class III milk price (a weighted average price of all uses of milk in a particular milk order) in the United States paid to producers has ranged from an average low price of $10.42 per hundredweight (cwt) in 2002 to an average high price of $22.34 per cwt in 2014, according to the University of Wisconsin - Madison.  “Hundredweight” or “cwt” is a measure equal to 100 pounds of milk shipped.  A decrease in milk prices may result in an increase in the number of non-performing loans in our agricultural portfolio, which could have a material adverse effect on our financial condition, earnings and capital.

Our business is significantly dependent on the real estate markets where we operate, as a large portion of our loan portfolio is secured by real estate.

At December 31, 2016, approximately 60.6% of our aggregate loan portfolio, comprising our agriculture real estate loans (including agricultural construction loans), commercial real estate loans and residential real estate loans, was primarily secured by interests in real estate predominantly located in Wisconsin.  Additionally, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in Wisconsin may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for farmland, commercial property and homes in Wisconsin, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Moreover, declines in real property values in Wisconsin could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or result of operations.

We are subject to environmental liability risk associated with real estate collateral securing our loans.

A significant portion of our loan portfolio is secured by real property. Under certain circumstances, we may take title to the real property collateral through foreclosure or other means. As the titleholder of the property, we may be responsible for environmental risks, such as hazardous materials, which attach to the property. For these reasons, prior to extending credit, we have an environmental risk assessment program to identify any known environmental risks associated with the real property that will secure our loans. In addition, we routinely inspect properties following the taking of title. When environmental risks are found, environmental laws and regulations may prescribe our approach to remediation. As a result, while we have ownership of a property, we may incur substantial expense and bear potential liability for any damages caused. The environmental risks may also materially reduce the property's value or limit our ability to use or sell the property. We also cannot guarantee that our environmental risk assessment will detect all environmental issues relating to a property, which could subject us to additional liability.

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

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

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

Our commercial real estate and commercial loans generally carry greater credit risk than loans secured by owner occupied one-to-four family real estate, and our credit risk may increase if we succeed in our plan to increase our commercial lending.

At December 31, 2016, $360.4 million, or approximately 35.0%, of our loan portfolio consisted of commercial real estate and commercial loans. Given their generally larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate.  For commercial real estate loans, the principal risk is that repayment is generally dependent on income from tenant leases being generated in amounts sufficient to cover operating expenses and debt service.  For commercial loans, the principal risk is that repayment is generally dependent upon the successful operation of the borrower’s business.  If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our operating results.

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

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The specific effects of such policies upon our business, financial condition and results of operations cannot be predicted.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2016, our allowance for loan losses totaled $12.6 million, which represented 1.23% of gross loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, and could decrease our net income or reduce our capital.

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

We depend on our management team to implement our business strategy and on our relationship managers to maintain and grow our agricultural and commercial relationships, and we could be harmed by the loss of their services.

We are dependent upon the services and expertise of our founders and the other members of our management team who direct our strategy and operations, especially relating to our agricultural lending focus, and we have benefited from our management’s extensive banking knowledge and experience in this regard. We also rely heavily upon the talents, experience and customer relationships of our loan officers and have benefited from their expertise and relationship-building skills, especially with respect to our agricultural and commercial lending. Members of our executive management team and our seasoned loan officers could be difficult to replace. Our loss of the services of one or more of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our business and results of operations.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2016, brokered deposits represented approximately 19.8% of our total deposits and equaled $193.6 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on the FHLB borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available or, if available, sufficient to support our continued growth.

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment (OTTI) in future periods and result in realized losses.

We analyze our investment securities quarterly to determine whether, in the opinion of management, any of the securities have OTTI. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit-loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security with an unrealized loss if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before collection of the principal amount.

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

Following the completion of the integration of Fox River Valley, we may continue to attempt to expand our business in Wisconsin or other states through mergers and acquisitions.  As with the merger with Fox River Valley, we anticipate that we will seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans, acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things, the following:

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected and any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business results of operations and financial condition.

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

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Risks Related to Our Industry

Financial reform legislation may result in new regulations that are expected to increase our costs of operations.

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

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares.

The Basel III Rule became effective for the Company and Bank on January 1, 2015, and the rules will be fully phased-in by January 1, 2019.  The Basel III Rule created a regulatory capital standard based on Tier 1 common equity and increased the minimum leverage and risk-based capital ratios applicable to all banking organizations. The Basel III Rule also changed how a number of the regulatory capital components are calculated. Any significant increase in our capital requirements could reduce our growth and profitability and materially adversely affect our business, financial condition, results of operations and growth prospects. For more information about the regulations to which we are subject, see the section of this Form 10-K entitled “Item 1 - Business – Supervision and Regulation.”

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by our regulators to maintain adequate levels of capital to support our operations. We believe our current level of capital is sufficient to permit us to maintain regulatory capital compliance for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth or to address losses.

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

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. The federal Bank Secrecy Act, the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including future acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters in Manitowoc, Stevens Point, and Green Bay, Wisconsin and leases its other locations.  The following table provides information related to its leased locations:

Location	Function	Lease Expiration Year
Appleton, WI	Full service banking location	2018
Darlington, WI	Loan production office	2021
Eau Claire, WI	Loan production office	2017
Fond du Lac, WI	Loan production office	2017
Sheboygan, WI	Loan production office	2020

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “ICBK.”  Our common stock was initially offered and sold to the public on January 16, 2015 at an initial price of $15.75 per share and has been publicly traded since that date.  Prior to that date, there was no public market in our common stock.  The table below shows, for the quarters indicated, the reported high and low sales prices of our common stock during the periods indicated and the cash dividends paid per share.

	High	Low	Dividends Paid
Year ended December 31, 2016:
Fourth quarter	$26.97	$19.55	$0.05
Third quarter	21.44	19.50	0.05
Second quarter	22.80	19.34	0.05
First quarter	21.80	18.25	0.05

Year ended December 31, 2015 (beginning January 16, 2015):
Fourth quarter	$24.20	$17.82	$0.04
Third quarter	20.00	16.46	0.04
Second quarter	20.33	17.90	0.04
First quarter	21.70	15.20	0.04

Holders

We had approximately 375 shareholders of record at March 23, 2017.  The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We pay quarterly dividends on our common stock, and in 2016 our Board of Directors declared dividends totaling $0.20 per share.  On February 14, 2017, our Board of Directors declared a quarterly dividend totaling $0.06 per share for shareholders of record as of March 10, 2017.

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

Dividends we can declare and pay will depend primarily upon receipt of dividends from the Bank. See the section of this report entitled “Supervision and Regulation—Regulation and Supervision of the Bank—Dividends Payment” under Item 1, Business, of Part I. In addition, our ability to pay dividends currently or in the future may be materially limited by statutory or regulatory restrictions, and is subject to certain provisions of our TruPS.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

There were no equity securities repurchased during the fourth quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA

FOUR YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$45,581	$33,767	$30,897	$31,972
Interest expense	10,014	7,520	7,537	8,513
Net interest income	35,567	26,247	23,360	23,459
Provision for loan losses	2,959	(1,019)	589	4,200
Net interest income after provision for (recovery of) loan losses	32,608	27,266	22,771	19,259
Non-interest income	8,715	7,685	7,148	8,857
Non-interest expense	24,146	17,458	17,025	16,964
Income tax expense	6,483	6,519	4,684	4,140
Net income	$10,694	$10,974	$8,210	$7,012

Per Common Share Data:
Basic	$1.65	$1.85	$1.73	$1.45
Diluted	$1.61	$1.82	$1.69	$1.43
Cash dividends per common share	$0.20	$0.16	$—	$—
Book value per share	$18.72	$17.16	$16.01	$14.28
Weighted average common shares - basic	6,260,040	5,664,678	4,469,450	4,518,830
Weighted average common shares - diluted	6,415,204	5,777,802	4,580,917	4,609,913
Common shares outstanding, end of period	6,586,335	5,771,001	4,498,790	4,468,820

Selected Balance Sheet Data (at period end):
Total assets	$1,242,670	$884,889	$771,756	$757,820
Securities	123,437	83,281	81,282	73,007
Total loans	1,030,486	748,189	648,122	569,138
Allowance for loan losses	(12,645)	(10,405)	(10,603)	(10,495)
Total deposits	977,518	672,226	605,469	616,308
Other borrowings and FHLB advances	110,047	70,390	51,857	36,169
Subordinated debentures	15,451	12,372	12,372	12,372
Total shareholders' equity	131,288	107,024	80,043	71,809

Performance Ratios:
Return on average assets	0.98%	1.35%	1.10%	0.94%
Return on average common shareholders' equity (1)	9.51%	11.27%	11.37%	10.47%
Equity to assets ratio	10.56%	14.30%	12.35%	9.48%
Net interest margin	3.35%	3.36%	3.29%	3.35%
Interest rate spread	3.16%	3.13%	3.07%	3.15%
Non-interest income to average assets	0.80%	0.95%	0.96%	1.19%
Non-interest expense to average assets	2.21%	2.15%	2.28%	2.24%
Net overhead ratio (2)	1.41%	1.20%	1.32%	1.05%
Efficiency ratio (1)	53.72%	49.95%	50.99%	47.43%
Dividend payout ratio	12.42%	8.79%	—	—

Asset Quality Ratios:
Nonperforming loans to total loans	1.95%	3.29%	1.78%	1.06%
Allowance for loan losses to:
Total loans	1.23%	1.39%	1.64%	1.84%
Nonperforming loans	62.89%	42.33%	91.76%	173.30%
Net charge-offs (recoveries) to average loans	0.08%	(0.12)%	0.08%	1.05%
Nonperforming assets to total assets (3)	1.84%	3.10%	2.42%	2.92%

Capital Ratios:
Shareholders' common equity to assets	9.92%	11.19%	9.33%	8.42%
Tier 1 risk-based capital (Bank)	11.08%	13.94%	15.51%	16.18%
Total risk-based capital (Bank)	13.23%	15.19%	16.77%	17.44%
Tier 1 Common Equity Ratio (Bank)	11.08%	13.94%	N/A	N/A
Leverage ratio (Bank)	12.07%	13.29%	13.96%	12.81%

(1)

The return on average common shareholders’ equity and the efficiency ratio are not recognized under generally accepted accounting principles of the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of the return on average common shareholders’ equity and the efficiency ratio to their most comparable GAAP measures.

(2)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(3)	Non-performing assets consist of nonaccrual loans and other real estate owned.

Non-GAAP Financial Measures:

“Efficiency ratio” is defined as non-interest expenses, excluding gains and losses and write-downs of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense allow investors to better asses our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	For the Year Ended December 31,
	2016	2015	2014	2013
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$24,146	$17,458	$17,025	$16,964
Less: net loss on sales and write-downs of OREO	(358)	(510)	(1,468)	(1,636)
Adjusted non-interest expense (non-GAAP)	$23,788	$16,948	$15,557	$15,328

Net interest income	$35,567	$26,247	$23,360	$23,459
Non-interest income	8,715	7,685	7,148	8,857
Operating revenue	$44,282	$33,932	$30,508	$32,316
Efficiency ratio	53.72%	49.95%	50.99%	47.43%

Return on average common shareholders’ equity is a non-GAAP financial measure calculated using non-GAAP based amounts.  The most directly comparable GAAP based measure is return on average shareholders’ equity.  We calculate return on average common shareholders’ equity by excluding the average preferred shareholders’ equity and the related dividends.  Management uses the return on average common shareholders’ equity in order to review our core operating results.  Management believes that this is a better measure of our performance than return on average shareholders’ equity.

	For the Year Ended December 31,
	2016	2015	2014	2013
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	8.99%	9.45%	9.02%	8.24%
Effect of excluding average preferred shareholders' equity	0.52%	1.82%	2.35%	2.23%
Return on average common shareholders' equity	9.51%	11.27%	11.37%	10.47%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections titled “Forward-Looking Statements” and “Item 1A - Risk Factors.”

General

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the Bank.

Executive Overview

We are the holding company for Investors Community Bank, which is headquartered in Manitowoc, Wisconsin. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, residential real estate and installment and consumer loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, efficiency ratio, return on average assets, return on average common shareholders’ equity, earnings per share, and non-performing assets to total assets. We must also maintain appropriate regulatory leverage and risk-based capital ratios. The following table sets forth the key financial metrics we use to measure our performance.

	For the Year Ended December 31,
	2016	2015	2014	2013
	(dollars in thousands)
Pre-tax income	$17,177	$17,493	$12,894	$11,152
Net interest margin	3.35%	3.36%	3.29%	3.35%
Efficiency ratio (1)	53.72%	49.95%	50.99%	47.43%
Return on average assets	0.98%	1.35%	1.10%	0.94%
Return on average common shareholders' equity (1)	9.51%	11.27%	11.37%	10.47%
Basic earnings per share	$1.65	$1.85	$1.73	$1.45
Diluted earnings per share	$1.61	$1.82	$1.69	$1.43
Non-performing asset to total assets (2)	1.84%	3.10%	2.42%	2.92%

(1)

This measure is not recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Item 6 - Selected Financial Data” for a reconciliation of this measure to its most directly comparable GAAP measure.

(2)	Non-performing assets consist of nonaccrual loans and other real estate owned.

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Those significant accounting policies that we consider to be most critical are described below. Our policies with respect to the methodology for the determination of the allowance for loan losses, OREO and fair value of financial instruments involves a degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact our results of operations. These critical policies and their application are reviewed with the board of directors annually and prior to any change in policy.

Business Combinations and Valuations of Loans Acquired in Business Combinations

We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize any provisional fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair value of acquired assets and assumed liabilities within this 12-month period and management considers such values to be the fair values.

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

In assessing the credit quality of the acquired loans, management determined that nine loans met the definition of purchased credit impaired as of the acquisition date of Fox River Valley, and applied the cost recovery method of accounting to those loans due to the uncertainty of the timing of expected cash flows.  This will generally result in the recognition of interest income on these impaired loans only when cash payments received from the borrower exceed the recorded net book value of the related loans.

Goodwill and Core Deposit Intangible

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Given that the Fox River Valley acquisition took place during the second quarter of 2016, there was no impairment charge to goodwill or core deposit intangible at December 31, 2016.  The net book value of core deposit intangible was $1.4 million and $0 at December 31, 2016 and December 31, 2015, respectively and is included on the consolidated balance sheets.

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

Other Real Estate Owned

Assets acquired through or in lieu of loan foreclosure are initially recorded at lower of cost or fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, independent valuations are performed annually and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense. Costs related to the development and improvement of other real estate owned is capitalized.

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available for sale and certain impaired loans. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. For additional disclosures regarding the fair value of financial instruments, see Note 20. “Fair Value Measurements” to our consolidated financial statements.

JOBS Act Transition Period

The Jumpstart Our Business Startups (JOBS) Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period.

Merger Transaction

On May 13, 2016, the Company completed its acquisition of Fox River Valley and its wholly-owned bank subsidiary, The Business Bank, through the merger of Fox River Valley into a wholly-owned subsidiary of the Company (which subsequently dissolved) and the merger of The Business Bank into the Bank.  In connection with the merger, County acquired approximately $142 million in loans and $202 million of deposits.

The purpose of the acquisition was for strategic reasons management believes to be beneficial to the Company. The acquisition is consistent with its growth plans to expand into the markets of Appleton and Green Bay, Wisconsin and diversify its loan portfolio and agricultural concentration.  The Company believes it is well-positioned to achieve stronger financial performance and enhance shareholder value through synergies of the combined operations.

Merger Consideration. In connection with the merger, County paid aggregate merger consideration of approximately $14.45 million in cash and 712,830 shares of the Company’s common stock.

Board of Directors. Upon completion of the merger, the makeup of the board of directors expanded to include two new directors who previously sat on the board of Fox River Valley.

For additional information on this merger, see Note 2. “Acquisition” to our consolidated financial statements.

Comparison of Financial Condition at December 31, 2016, 2015, and 2014

Total Assets.  Total assets increased $357.8 million, or 40.4%, from $884.9 million at December 31, 2015 to $1.2 billion at December 31, 2016.  The increase was primarily the result of the acquisition of Fox River Valley, which was closed on May 13, 2016 and resulted in the addition of $229.7 million in assets. Including the impact of the assets acquired through the acquisition, loans increased $280.1 million, securities increased $40.2 million, and cash and due from banks increased $27.8 million, between December 31, 2015 and December 31, 2016.

Total assets increased $113.1 million, or 14.66%, from $771.8 million at December 31, 2014 to $884.9 million at December 31, 2015.  The increase was primarily the result of loan growth of $100.1 million, an increase of loans held for sale of $5.1 million, and an increase of cash and due from banks of $4.4 million between the two dates.

Net Loans.  Total net loans increased by $280.1 million, or 38.0%, from $737.8 million at December 31, 2015 to $1.0 billion at December 31, 2016.  The increase is attributed to a 25.0% increase in our agricultural portfolio, a 67.2% increase in our commercial real estate portfolio, a 73.0% increase in our commercial portfolio, and a 30.7% increase in our residential real estate portfolio, partially offset by a small decrease in our installment and consumer loans.

Total net loans increased by $100.3 million, or 15.7%, from $637.5 million at December 31, 2014 to $737.8 million at December 31, 2015.  The increase is attributed to a 20.3% increase in our agricultural portfolio and 17.6% increase in our commercial real estate loan portfolio, partially offset by decreases in our commercial, residential real estate, and installment and consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$624,632	60.6%	$499,320	66.8%	$415,164	64.1%	$375,240	65.9%	$381,893	62.3%
Commercial real estate loans	270,475	26.3%	161,741	21.6%	137,517	21.2%	102,645	18.0%	123,499	20.1%
Commercial loans	89,944	8.7%	51,978	6.9%	53,745	8.3%	51,008	9.0%	57,928	9.4%
Residential real estate loans	45,276	4.4%	34,631	4.6%	40,885	6.3%	39,901	7.0%	49,050	8.0%
Installment and consumer other	159	0.0%	519	0.1%	811	0.1%	344	0.1%	1,120	0.2%
Total gross loans	$1,030,486	100.0%	$748,189	100.0%	$648,122	100.0%	$569,138	100.0%	$613,490	100.0%
Allowance for loan losses	(12,645)		(10,405)		(10,603)		(10,495)		(12,521)
Net Loans	$1,017,841		$737,784		$637,519		$558,643		$600,969

The following table sets forth loan origination activity for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014	2013
	(dollars in thousands)
Total gross loans:
Balance, beginning of period	$748,189	$648,122	$569,138	$613,490
Loan originations, net of repayments	244,542	170,144	96,117	38,269
Loans acquired, net of repayments	121,265	—	—	—
Less: Loans sold, net of repayments	(81,031)	(66,640)	(15,165)	(51,154)
Less: Loans charged-off, net	(1,670)	(1,907)	(647)	(6,438)
Less: Transfers to other real estate owned	(809)	(1,530)	(1,321)	(25,029)
Balance, end of period	$1,030,486	$748,189	$648,122	$569,138

The majority of our loan participations and sales relate to agricultural customers. When customers request additional funding, generally for expansion of their operations, the existing loan participations are usually repurchased, with the consent of the participating institution, to allow for repackaging of the loans. This allows the new loans, including the additional funding, to be re-participated at a later time. The decision to re-participate a loan is dependent on many factors, including in-house lending limits and longer-term interest rate options provided to the borrower. As reflected by the balances of “Loans sold, net of repayments”, we increased the amount of loans we participated in 2016 in order to generate liquidity to fund loan growth and manage our ag concentration.

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

The loan servicing portfolio is shown below:

	As of December 31,
	2016	2015	2014	2013
	(dollars in thousands)
Total loans:	$1,030,486	$748,189	$648,122	$569,138
Less: Non-qualified loan sales included below	(1,963)	(3,945)	(8,894)	(14,169)
Loans serviced:
Agricultural	562,843	480,133	413,933	382,094
Commercial	11,038	11,080	10,419	25,822
Commercial real estate	3,083	4,720	4,941	6,213
Total loans serviced	576,964	495,933	429,293	414,129
Total loans and loans serviced	$1,605,487	$1,240,177	$1,068,521	$969,098

Loan Maturity. The following table sets forth certain information at December 31, 2016 regarding scheduled contractual maturities during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	As of December 31, 2016
	Due In One Year or Less	More Than One Year to Five Years	Due After Five Years	Total
	(dollars in thousands)
By Loan Portfolio Class:
Agricultural	$455,696	$126,288	$42,648	$624,632
Commercial real estate	64,748	174,512	31,215	270,475
Commercial	47,985	26,617	15,342	89,944
Residential real estate	13,967	29,216	2,093	45,276
Installment and consumer other	61	48	50	159
Total loans	$582,457	$356,681	$91,348	$1,030,486
By Interest Rate Type:
Fixed	$467,526	$312,748	$61,650	$841,924
Adjustable loans at floor	18,037	8,582	5,648	32,267
Adjustable	96,894	35,351	24,050	156,295
Total loans	$582,457	$356,681	$91,348	$1,030,486
Securities. Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. Government and agency securities, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $123.4 million at December 31, 2016 from $83.3 million at December 31, 2015, primarily as the result of securities acquired through the acquisition of Fox River Valley, which totaled $49.5 million, which was partially offset by normal maturities and paydowns during 2016.

Securities increased to $83.3 million at December 31, 2015 from $81.3 million at December 31, 2014 as the result of additional investment security purchases of $11.3 million, which were partially offset by normal maturities and paydowns during 2015.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$45,638	$45,456	$46,185	$46,312	$41,751	$41,849
Mortgage-backed securities	73,648	73,308	34,728	34,966	36,889	37,428
U.S. Government and agency securities	1,000	1,000	2,003	2,003	2,006	2,005
Asset-backed securities	3,761	3,673	—	—	—	—
Total available for sale	$124,047	$123,437	$82,916	$83,281	$80,646	$81,282

At December 31, 2016, 2015, and 2014, we had no investments in a single company or entity (other than the U.S. government or an agency of the U.S. government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2016. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2016
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Municipal securities	$12,635	1.13%	$25,960	1.40%	$7,043	1.73%	$—	—	$45,638	1.38%
Mortgage-backed securities	—	—	1,088	3.75%	20,639	2.49%	51,921	2.21%	73,648	2.31%
U.S. Government and agency securities	1,000	0.90%	—	—	—	—	—	—	1,000	0.90%
Asset-backed securities	3,761	1.52%	—	—	—	—	—	—	3,761	1.52%
Total	$17,396	1.20%	$27,048	1.49%	$27,682	2.22%	$51,921	2.10%	$124,047	1.66%

Deposits.  Deposits increased $305.3 million, or 45.4% to $977.5 million at December 31, 2016 from $672.2 million at December 31, 2015, of which $203.0 resulted from the acquisition of Fox River Valley. Interest-bearing deposits increased $257.5 million, while non-interest bearing deposits increased $47.7 million.  Deposits increased $66.8 million, or 11.2% to $672.2 million at December 31, 2015 from $605.5 million at December 31, 2014.  An increase of $77.4 million of interest-bearing deposits was partially offset by at $10.6 million decrease in noninterest bearing deposits.

The changes in our deposit balance mix below reflect the impact of the assumption of deposits acquired through the acquisition of Fox River Valley, which totaled $203.0 million. While we were able to increase core deposit balances in 2016, loan growth continued to outpace core deposit growth, resulting in an increase in brokered deposits of $29.1 million between December 31, 2015 and December 31, 2016. In 2015, loan growth also outpaced core deposit growth causing an increase in brokered deposits of $39.2 million. Our long-term strategy continues to be to increase core deposit balances through our focus on customer relationships in order to secure less volatile and less costly funding and reduce our reliance on brokered deposits.

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Time deposits	$404,667	41.4%	$307,044	45.7%	$296,921	49.0%	$321,257	52.1%
Brokered deposits	193,613	19.8%	164,559	24.5%	125,396	20.7%	150,661	24.4%
Money market accounts	206,435	21.1%	96,148	14.3%	69,742	11.5%	52,961	8.6%
Demand, noninterest-bearing	118,657	12.1%	70,914	10.5%	81,534	13.5%	57,231	9.3%
NOW accounts and interest checking	48,727	5.0%	27,592	4.1%	27,312	4.5%	28,688	4.7%
Savings	5,419	0.6%	5,969	0.9%	4,564	0.8%	5,510	0.9%
Total deposits	$977,518	100.0%	$672,226	100.0%	$605,469	100.0%	$616,308	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products for the periods indicated.

	For the Year Ended December 31,
	2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$361,944	43.5%	1.34%	$299,076	48.0%	1.37%
Brokered deposits	184,179	22.1%	1.29%	147,505	23.7%	1.06%
Money market accounts	157,076	18.9%	0.51%	79,438	12.8%	0.43%
Demand, noninterest-bearing	85,199	10.2%	—	62,430	10.0%	—
NOW accounts and interest checking	37,322	4.5%	0.44%	28,893	4.6%	0.38%
Savings	6,567	0.8%	0.23%	5,341	0.9%	0.18%
Total deposits	$832,287	100.0%	0.98%	$622,683	100.0%	1.00%

	For the Year Ended December 31,
	2014
	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$305,284	50.6%	1.32%
Brokered deposits	138,683	23.0%	1.23%
Money market accounts	65,592	10.9%	0.45%
Demand, noninterest-bearing	59,956	9.9%	—
NOW accounts and interest checking	28,254	4.7%	0.40%
Savings	5,740	0.9%	0.18%
Total deposits	$603,509	100.0%	1.13%

The following table sets forth the maturity of time deposits of $100,000 or more, including brokered time deposits as of the date indicated.

December 31, 2016
(dollars in thousands)
3 months or less	$75,699
Over 3 through 6 months	45,778
Over 6 months through 12 months	74,352
Over 12 months	272,518
Total	$468,347

Borrowings. The Bank had fixed rate advances outstanding from the FHLB-Chicago in the amount of $107.9 million, $66.4 million, and $28.0 million on December 31, 2016, December 31, 2015, and December 31, 2014, respectively. The terms of security agreements with the FHLB require the Bank to pledge collateral for such borrowings consisting of qualifying first mortgage loans, certain securities available for sale, and stock in the FHLB. We did not have overnight advances with the FHLB at December 31, 2016 or December 31, 2015.

As of December 31, 2016, 2015, and 2014, the Bank also had a $50.0 million line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral. Our available credit due to our pledged securities totaled $11.2 million, $15.8 million, and $17.8 million at December 31, 2016, 2015, and 2014, respectively. The total outstanding advances were $15 million at December 31, 2014.  We had no borrowings from the Federal Reserve Bank of Chicago as of December 31, 2016 or 2015.

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

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	For the Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
FHLB Advances:
Balance at end of period	$107,895	$66,445	$28,000
Average outstanding during the period	$112,722	$44,331	$19,922
Maximum outstanding at any month-end	$132,895	$66,445	$28,000
Weighted average interest rate during the period	1.14%	1.37%	1.61%
Weighted average interest rate at end of period	1.26%	1.39%	1.71%

Other Borrowings:
Balance at end of period	$2,152	$3,945	$23,857
Average outstanding during the period	$3,047	$8,088	$12,279
Maximum outstanding at any month-end	$3,930	$24,414	$23,857
Weighted average interest rate during the period	5.30%	3.41%	4.73%
Weighted average interest rate at end of period	5.32%	4.97%	2.33%

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

As a result of the acquisition we acquired a wholly owned subsidiary business trust, Fox River Valley Capital I Trust (“FRV Trust I”) which was formed in 2003 by Fox River Valley for the purpose of issuing capital securities which qualify as Tier I capital. The trust issued at par $3.5 million of floating rate securities. The securities are non-voting, mandatorily redeemable in 2033 and are guaranteed by us.

The capital securities of FRV Trust I have been structured to qualify as Tier I capital for regulatory purposes. However, the securities cannot be used to constitute more than 25% of the Company’s Tier I capital.

Comparison of Operating Results for the Years Ended December 31, 2016, 2015, and 2014

Net Income.  Net income decreased $0.3 million, or 2.5%, for the year ended December 31, 2016 from the year ended December 31, 2015.  This represents earnings per share of $1.65 (basic) and $1.61 (diluted).  The decrease is due to expenses incurred relating to the acquisition, totaling $1.6, net of taxes, which were almost entirely offset by increased operating revenues. Net income, excluding merger related expenses, would have been $12.3 million, which represents an increase of $1.3 million, or 11.8% over 2015 net income. Adjusted earnings per share would have been $1.91 (basic) and $1.86 (diluted).

The following table reconciles net income excluding merger related expenses (non-GAAP measure) to net income (GAAP):

	For the Year Ended December 31,
	2016	2015
	(dollars in thousands)
Net income, excluding merger related expenses	$12,313	$10,974
Merger related expenses, net of taxes	1,619	—
Net income	$10,694	$10,974

Net income increased $2.8 million, or 33.7%, to a record level or $11.0 million for the year ended December 31, 2015 from the year ended December 31, 2014.  This represents earnings per share of $1.85 (basic) and $1.82 (diluted).  The increase is primarily due to loan recoveries of $2.7 million that we were able to collect throughout 2015.

Interest and Dividend Income.  Total interest and dividend income increased $11.8 million, or 35.0%, to $45.6 million for the year ended December 31, 2016 compared to 2015.  The increase is primarily the result of an increase in the average loan balances of $233.6 million. Interest on loans in 2016 included $1.9 million of accretion income relative to fair value adjustments on loans acquired. The average yield on loans increased 2 basis points for the year ended December 31, 2016 compared to the year ended December 31, 2015. Without the accreted income the average yield on loans would have declined by 18 basis points for the year ended December 31, 2016 compared to the year ended December 31, 2015.

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

Interest Expense. Total interest expense for the year ended December 31, 2016 increased by $2.5 million, or 33.2% to $10.0 million from the year ended December 31, 2015, primarily due to the growth resulting from the acquisition. Total average deposits increased by $186.8 million, other borrowings decreased by $5.0 million, FHLB advances increased by $38.4 million and subordinated debentures increased by $2.3 million. Interest expense on interest-bearing accounts increased $2.0 million, or 31.4%, and interest expense on FHLB advances increased by $678 thousand, or 111.8% for the year 2016 compared to 2015. Between the years 2016 and 2015, average rates for interest bearing deposits declined slightly for the year 2016, while the rate on FHLB advances declined by 23 basis points for the year 2016 compared to 2015.

Total interest expense for the year ended December 31, 2015 remained virtually unchanged from the year ended December 31, 2014, at $7.5 million.  Interest expense on interest-bearing accounts increased $84 thousand, or 1.4% between 2015 and 2014, and interest expense on FHLB advances increased by $284 thousand, or 88.2%, between the two periods due to increased average balances despite a decrease of 24 basis points in the average rate; however, these increases were partially offset by a decrease in interest on other borrowings and subordinated debentures.

Income.  Net interest and dividend income for the year ended December 31, 2016 increased $9.3 million, or 35.5%, to $35.6 million from the same period in 2015.  Net interest and dividend income for the year ended December 31, 2015 increased $2.9 million, or 12.4%, to $26.2 million from the same period in 2014.

Our average interest-earning assets increased by $280.2 million, or 35.9%, to $1.1 billion for the year ending December 31, 2016 compared to the same period of 2015.  This is compared to averages of $780.4 million and $710.2 million for the years ended December 31, 2015 and 2014, respectively.  Our net interest rate spread increased to 3.16% for the year ended December 31, 2016 from 3.13% for the year ended December 31, 2015 and 3.07% for the year ended December 31, 2014. Our net interest margin decreased to 3.35% for the year ended December 31, 2016 from 3.36% for the year ended December 31, 2015 and increased from 3.29% for the year ended December 31, 2014. The changes in our interest rate spread and net interest margin reflect yields of interest-earning assets decreasing at a faster rate than yields of interest-bearing liabilities.

Provision for Loan Losses.  Based on our analysis of the components of the allowance for loan losses described in “Allowance for Loan Losses” below, we recorded a provision for loan losses of $3.0 million for the year ended December 31, 2016, as the result of continued growth in the loan portfolio compared to a credit provision for loan losses of $1.0 million for the year ended December 31, 2015. For the year ended December 31, 2016 we charged-off $1.7 million in loans, a reduction of $237 thousand compared to the year ended December 31, 2015 and recoveries for the same periods were $1.0 million and $2.7 million, respectively. Of the $1.0 million in loan recoveries for the year ended December 31, 2016, $0.9 million was from a single customer, while for the year ended December 31, 2015, $1.6 million was from a single customer. The total allowance for loan losses was $12.6 million, or 1.23% of total loans, at December 31, 2016. The total allowance for loan losses was $10.4 million, or 1.39% of total loans, as of December 31, 2015. As a percentage of total loans the allowance for loan losses decreased from December 31, 2015 by 0.26% primarily as a result of accounting for loans acquired through the acquisition. Total non-performing loans, excluding performing troubled debt restructurings, were $20.1 million at December 31, 2016.  This was a $4.5 million decrease from December 31, 2015. The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses inherent in the loan portfolio at December 31, 2016.

We recorded a $1.0 million of a credit provision for loan losses for the year ended December 31, 2015 and $0.6 million of provision for loan losses for the year ended December 31, 2014. For the year ended December 31, 2015 we charged-off $1.9 million in loans, an increase of $1.3 million from the year ended December 31, 2014, and recoveries for the same periods were $2.7 million and $166 thousand, respectively. The allowance for loan losses was $10.4 million, or 1.39% of total loans, at December 31, 2015.  This compares to an allowance for loan losses of $10.6 million, or 1.64% of total loans, at December 31, 2014.  Total non-performing loans, excluding performing troubled debt restructurings, were $24.6 million at December 31, 2015 and $11.6 million at December 31, 2014.

Non-Interest Income.  Non-interest income increased $1.0 million, or 13.4%, to $8.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, which reported non-interest income of $7.7 million.  For the year ended December 31, 2014, non-interest income was $7.1 million.  The primary factor contributing to the annual fluctuation in non-interest income is the Bank’s volume and activity in loan servicing fees and loan servicing rights income. For the three year period ended December 31, 2016 loan servicing fees increased $1.6 million, from $4.9 million in 2014 to $5.3 million in 2015 to $6.6 million in 2016. The continued low interest rate environment over the last three years played a significant role in the increase of these revenues.

Non-Interest Expense. Non-interest expense increased $6.7 million, or 38.3%, to $24.1 million for the year ended December 31, 2016 from $17.5 million for the year ended December 31, 2015.  The largest component of the increase was $2.6 million of expenses directly related to the acquisition and an additional $2.1 million of the increase reflected higher operating expenses associated with the growth in the organization resulting from the acquisition. As a result of the acquisition, the Company operates two additional full-service banking facilities, which resulted in an increase in full-time equivalent employees to 135 for the year ended December 31, 2016 from 102 for the year ended December 31, 2015, an increase of 32.4% This contributed to employee compensation and benefits increasing $2.3 million, or 21.7% between 2015 and 2016. Other significant increases included information processing expenses of $1.7 million and professional fees of $0.5 million.

For the year ended December 31, 2015, non-interest expense remained relatively consistent from the year ended December 31, 2014 with an increase of $0.4 million, or 2.3%, year over year.

Income Taxes. Income tax expense for the year ended December 31, 2016 was $6.5 million, similar to the year ended December 31, 2015.  For the year ended December 31, 2015, income tax expense was $6.5 million, an increase of $1.9 million from December 31, 2014.  The effective tax rates as a percent of pre-tax income were approximately 38%, 37%, and 36%, for the years ended December 31, 2016, 2015, and 2014, respectively.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, income and expenses, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$108,549	$1,801	1.66%	$82,812	$1,401	1.69%	$77,060	$1,371	1.78%
Loans (2)	913,887	43,552	4.77%	680,279	32,301	4.75%	590,974	29,416	4.98%
Interest bearing deposits due from other banks	38,153	228	0.60%	17,333	65	0.38%	42,208	110	0.26%
Total interest-earning assets	$1,060,589	$45,581	4.30%	$780,424	$33,767	4.33%	$710,242	$30,897	4.35%
Allowance for loan losses	(11,687)			(10,309)			(10,566)
Other assets	42,649			41,416			46,717
Total assets	$1,091,551			$811,531			$746,393

Liabilities
Savings, NOW, money market, interest checking	$214,749	$1,066	0.50%	$158,610	$746	0.47%	$134,378	$639	0.48%
Time deposits	532,338	7,129	1.34%	401,643	5,492	1.37%	409,175	5,515	1.35%
Total interest-bearing deposits	$747,087	$8,195	1.10%	$560,253	$6,238	1.11%	$543,553	$6,154	1.13%
Other borrowings	3,047	161	5.30%	8,088	276	3.41%	12,279	581	4.73%
FHLB advances	112,722	1,284	1.14%	44,331	606	1.37%	19,992	322	1.61%
Junior subordinated debentures	14,628	374	2.56%	12,372	400	3.23%	12,372	480	3.88%
Total interest-bearing liabilities	$877,484	$10,014	1.14%	$625,044	$7,520	1.20%	$588,196	$7,537	1.28%
Non-interest bearing deposits	84,621			62,430			59,956
Other assets	8,276			7,947			7,185
Total liabilities	970,381			695,421			655,337

SBLF preferred stock (3)	2,184			15,000			15,000
Shareholders' equity	118,986			101,110			76,056
Total liabilities and equity	$1,091,551			$811,531			$746,393
Net interest income		35,567			26,247			23,360
Interest rate spread (4)			3.16%			3.13%			3.07%
Net interest margin (5)			3.35%			3.36%			3.29%
Ratio of interest-earning assets to interest -bearing liabilities	1.21			1.25			1.21
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances and interest received on such loans.
(3)	The SBLF preferred stock refers to our Series C noncumulative perpetual preferred stock issued to the U.S. Treasury through the U.S. Treasury’s Small Business Lending Fund Program.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2016 v. 2015			Year Ended December 31, 2015 v. 2014
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$426	$(26)	$400	$88	$(58)	$30
Loans	11,132	119	11,251	4,151	(1,266)	2,885
Federal funds sold and interest-bearing deposits with banks	110	53	163	(182)	137	(45)
Total interest income	11,668	146	11,814	4,057	(1,187)	2,870
Interest Expense:
Savings, NOW, money market and interest checking	$276	$44	$320	$114	$(7)	$107
Time deposits	1,748	(111)	1,637	(108)	85	(23)
Other borrowings	(1,006)	891	(115)	(168)	(137)	(305)
FHLB advances	760	(82)	678	325	(41)	284
Junior subordinated debentures	176	(202)	(26)	—	(80)	(80)
Total interest expense	$1,954	$540	$2,494	$163	$(180)	$(17)
Net interest income	$9,714	$(394)	$9,320	$3,894	$(1,007)	$2,887

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Among our most prominent risk exposures are market risk, credit risk, interest rate risk and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due. Interest rate risk is the potential reduction of net interest income or the reduction in the value of assets and liabilities as a result of changes in interest rates. Market risk refers to potential losses arising from changes in interest rates, commodity prices, real estate prices and/or other relevant market rates or prices. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due. Other risks that we face are operational risk, cyber risk, and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Cyber risk is the risk of technological intrusion resulting in loss of customer information, loss of data, denial of service attacks, and cyber-theft. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

The Bank takes a proactive approach to managing problem loans. Delinquent loans greater than 15 days are reviewed by the management team weekly. When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to a current status. Bankers make the initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional points of contact are generally made, the loan risk rating is reassessed, and a plan of collection is identified and pursued for each individual loan. The loan relationship may be downgraded and transferred to a special assets officer, depending on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan and other factors. Collection efforts may lead to a demand of repayments, the initiation of litigation and/or foreclosure on collateral securing the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the assets or real property securing the loan generally are sold by the Bank in a commercially reasonable manner. While we develop loan workout arrangements for most problem loans, we also consider the sale of the non-performing loans. Management regularly informs the board of directors of the amount and status of delinquent loans, all loans rated special mention or worse, all nonaccrual loans, all troubled debt restructures, and all OREO. When a credit is downgraded to “special mention” and/or “substandard,” it is generally transferred to a special assets officer.

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

In the last half of 2016, the Wisconsin dairy economy started recovering from a 21 month slump in milk prices.  Starting with the all-time Class III record high $24.60 cwt in September 2014, Class III milk prices decreased to a low of $12.76 cwt in May 2016.  In June 2016, the Class III prices started to stabilize and in February 2017 is $16.88 cwt.  The February 2017 price is similar to the average historical Class III price. The amount a farmer actually receives is increased by the amount of fat, protein and other valuable components of the milk sold.  Volatility in milk prices is a normal aspect of the dairy business.  As milk prices ebb and flow, certain farmers may be adversely impacted by sustained periods of lower prices.  Since its formation twenty years ago, the Bank has worked with distressed customers to help them pull through the downturn.  However, until the customers return to profitability, there will likely be an increase in Troubled Debt Restructuring and non-performing loans.  We believe that due to the growing market for dairy products, the collateral value of farm real estate will remain solid.  According to a 2016 report, the United States Department of Agriculture reported the value of Wisconsin farm real estate increased by 1.1% during 2015.

The following table provides information with respect to our non-performing assets, including troubled debt restructurings, and loans 90 days or more past due and still accruing at the dates indicated.

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonaccrual loans:
Agricultural loans	$12,323	$17,705	$1,293	$1,076	$1,374
Commercial loans	3,376	3,712	3,409	1,826	3,213
Commercial real estate loans	4,340	3,162	5,163	326	5,404
Residential real estate loans	68	—	1,690	2,828	1,221
Total nonaccrual loans	$20,107	$24,579	$11,555	$6,056	$11,212
Other real estate owned	2,763	2,872	7,137	16,083	10,517
Total non-performing assets (1)	$22,870	$27,451	$18,692	$22,139	$21,729
Loans 90+ days past due and still accruing	—	—	—	—	—
Performing troubled debt restructured loans	4,300	610	846	4,020	5,147
Total non-performing assets and performing troubled debt restructurings	$27,170	$28,061	$19,538	$26,159	$26,876
Non-performing loans to total loans	1.95%	3.29%	1.78%	1.06%	1.83%
Non-performing loans and loans past due 90 days and still accruing to total loans	1.95%	3.29%	1.78%	1.06%	1.83%
Non-performing assets to total assets (1)(2)	1.84%	3.10%	2.42%	2.92%	2.88%
Total non-performing assets and performing troubled debt restructurings to total assets	2.19%	3.17%	2.53%	3.45%	3.56%

(1)	Non-performing assets are defined as nonaccrual loans plus OREO.
(2)	Loans are presented before allowance for loan losses and do not include deferred loan origination costs (fees).

Interest income that would have been recorded for the years ended December 31, 2016, 2015, and 2014, had nonaccrual loans been current according to their original terms, amounted to $1.5 million, $1.7 million, and $778 thousand, respectively. No income related to nonaccrual loans was included in interest income for the years ended December 31, 2016, 2015, and 2014.

Total nonaccrual loans decreased from December 31, 2015 to December 31, 2016 by $4.5 million to $20.1 million due primarily to collection activities, loan payoffs, and the completion of foreclosures and transfer of properties into OREO.  Total nonaccrual loans increased from December 31, 2014 to December 31, 2015, primarily due to one agricultural relationship of approximately $11.6 million that was downgraded to “substandard” and placed on nonaccrual.

The Bank is actively managing its OREO portfolio.  As of December 31, 2016, OREO totaled $3.2 million compared to $2.9 million at December 31, 2015, and $7.1 million at December 31, 2014. The increase in OREO at December 31, 2016, is the result of transferring $0.4 million of vacant land adjacent to our Stevens Point branch from premises and equipment to OREO.  While not considered a non-performing asset, the land was transferred to OREO in order to actively market the land for sale.  We expect the balance of the OREO in our portfolio and the related expenses to decline as we continue to sell more properties than we are obtaining through foreclosure.

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

We have two categories of “Substandard loans.”  “Substandard – Performing” credits generally have a well-defined weakness; however, collateral coverage is adequate, the loans are not considered impaired, payments are being made, and the loans are on accrual status.  “Substandard – Impaired” credits are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged. As such they have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful loans” have all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as “loss” is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. When management classifies a loan as substandard or doubtful, a specific allowance for probable and reasonably estimable loan losses is established. If management classifies a loan as loss, an amount equal to 100% of the portion of the loan classified as loss is charged to the allowance for loan losses.

The following table shows the aggregate amounts of our substandard and special mention loans.

	As of December 31,
	2016	2015	2014	2013
	(dollars in thousands)
Substandard and special mention loans:
Substandard impaired	$21,440	$30,402	$24,844	$23,980
Substandard performing	28,876	—	—	—
Special mention	15,168	13,911	12,843	28,103
Total substandard and special mention loans	$65,484	$44,313	$37,687	$52,083

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	As of December 31, 2016 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$12	1.8%	$9,680	64.1%	$9,692	61.5%
Commercial real estate loans	287	42.8%	2,710	18.0%	2,997	19.0%
Commercial loans	371	55.4%	2,695	17.9%	3,066	19.5%
Residential real estate	—	0.0%	—	0.0%	—	0.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$670	100.0%	$15,085	100.0%	$15,755	100.0%

	As of December 31, 2015 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$983	80.5%	$2,405	29.0%	$3,388	35.5%
Commercial real estate loans	234	19.1%	2,418	29.1%	2,652	27.9%
Commercial loans	—	0.0%	3,476	41.9%	3,476	36.5%
Residential real estate	5	0.4%	—	0.0%	5	0.1%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$1,222	100.0%	$8,299	100.0%	$9,521	100.0%

	As of December 31, 2014 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$364	88.3%	$238	3.5%	$602	8.4%
Commercial real estate loans	—	0.0%	2,592	38.5%	2,592	36.3%
Commercial loans	42	10.2%	3,366	50.0%	3,408	47.7%
Residential real estate	6	1.5%	534	8.0%	540	7.6%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$412	100.0%	$6,730	100.0%	$7,142	100.0%

	As of December 31, 2013 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$68	21.9%	$400	8.5%	$468	9.5%
Commercial real estate loans	—	0.0%	326	7.1%	326	6.6%
Commercial loans	—	0.0%	1,826	39.4%	1,826	36.9%
Residential real estate	244	78.1%	2,083	45.0%	2,327	47.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$312	100.0%	$4,635	100.0%	$4,947	100.0%

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in the loan portfolio. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Loan losses are charged against the allowance when, in our judgment, the uncollectability of all or a portion of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Reductions to the allowance occur as loans are charged off. We estimate the required amount of the allowance using a number of factors, including past loan loss experience, the nature of the portfolio, economic conditions, information about specific borrower situations, and estimated collateral values. We evaluate the adequacy of the allowance for loan losses on a quarterly basis, although we may increase the frequency of our reviews as necessary. When additional allowance for loan loss is necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the sufficiency of the allowance for loan losses consists three components: (a) a general component related to performing or “pass rated” credits (the significant majority of the loan portfolio), (b) a nonimpairment component, and (c) a specific component relating to loans that are individually classified as impaired. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

As disclosed in the notes to the financial statements, our allowance for loan losses is comprised primarily of general reserves of $11.3 million with a limited amount of specific reserves totaling $1.3 million at December 31, 2016. This compares to $8.1 million of general reserves and $2.3 million of specific reserves at December 31, 2015.

General Component. The general component of the allowance for loan losses relates to loans that are not determined to be impaired. Management determines the appropriate loss factor for each segment of loans with similar risk characteristics within the portfolio based on that segment’s loss experience and several other quantitative, qualitative and economic factors relevant to each segment. While loan segments generally represent groups of loans with similar risk characteristics, we may include loans categorized by loan grade, or any other characteristic that causes a loan’s risk profile to be similar to a group of loans. We consider estimated credit losses associated with each segment of our portfolio to differ from purely historical loss experience due to qualitative factors including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; quantitative factors including changes in the volume and severity of past due, nonaccrual, and adversely graded loans; changes in concentrations of credit; changes in the value of underlying collateral for collateral dependent loans; and economic factors including changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.  The historical charge-off data is updated on a rolling quarterly basis, with the oldest quarter’s charge-off data being replaced with the most recent quarter’s charge-off data.  We typically give more weight to the more recent charge-off data for each specific type of loan, as we believe that is more indicative of current trends.  Our quantitative, qualitative, and economic factors are reviewed on a quarterly basis for each loan segment and our historical loss experience is reviewed quarterly to ensure that our analysis is reflective of current conditions in our loan portfolio and economy.

Non-Impaired Component. Loans that have been downgraded to special mention or substandard-performing, but are not currently impaired, are considered to have a higher inherent of risk of loss than pass rated loans. Management judgment is needed to estimate the additional risk of loss for these types of loans. Risk allocations on non-impaired special mention and substandard-performing loans reflect management’s assessment of the increased risk of loss associated with adversely graded loans. The allocated reserve for these loans is based upon management’s assessment of loss history and risk migration analysis. Additionally, in determining the allocation, management considers the credit attributes of individual loans, including loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes generally found in these groups of loans.

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

Discussion of Allowance for Loan Losses. At December 31, 2016, our allowance for loan losses was $12.6 million, or 1.2% of loans and 62.9% of nonaccrual loans.  At December 31, 2015 and December 31, 2014, our allowance for loan losses was $10.4 million and $10.6 million, or 1.4% and 1.6% of loans and 42.3% and 91.8% of nonaccrual loans, respectively.  Nonaccrual loans at December 31, 2016 were $20.1 million, or 2.0% of loans, compared to $24.6 million, or 3.3% of loans at December 31, 2015, and $11.6 million, or 1.8% of loans, at December 31, 2014.

Between December 31, 2015 and December 31, 2016, the Bank’s OREO portfolio increased from $2.9 million to $3.2 million, an increase of $0.3 million, or 10.1%. The increase is primarily due to the transfer of $0.4 million of vacant land adjacent to our Stevens Point branch from premises and equipment.  While not considered a non-performing asset, the land was transferred to OREO in order to actively market the land for sale.

Many of the factors that are evaluated in our analysis of the allowance for loan loss, including milk price and unemployment rates, have stabilized and begun showing signs of improvement, including economic and business conditions and our most recent historical loss experience. Notwithstanding the improvement in the quantitative, qualitative and economic factors, we anticipate we will resume making provisions to the allowance for loan losses to support growth in the loan portfolio in the near future, as circumstances warrant.

The allowance for loan losses is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	As of December 31, 2016			As of December 31, 2015			As of December 31, 2014
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$8,173	64.63%	1.31%	$6,355	61.10%	1.27%	$3,456	32.59%	0.83%
Commercial real estate loans	2,762	21.84%	1.02%	2,237	21.50%	1.38%	3,326	31.37%	2.42%
Commercial loans	1,239	9.80%	1.38%	1,268	12.20%	2.44%	2,420	22.82%	4.50%
Residential real estate	470	3.72%	1.04%	533	5.10%	1.54%	1,392	13.13%	3.40%
Installment and consumer other	1	0.01%	0.63%	12	0.10%	2.31%	9	0.09%	1.11%
Total	$12,645	100.0%	1.23%	$10,405	100.0%	1.39%	$10,603	100.0%	1.64%

	As of December 31, 2013			As of December 31, 2012
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$3,144	29.95%	0.84%	$3,333	26.62%	0.87%
Commercial real estate loans	3,254	31.01%	3.17%	4,838	38.64%	3.92%
Commercial loans	2,172	20.70%	4.26%	2,283	18.23%	3.94%
Residential real estate	1,819	17.33%	4.56%	1,755	14.02%	3.58%
Installment and consumer other	3	0.03%	0.87%	13	0.10%	1.16%
Unallocated	103	0.98%	0.00%	299	2.39%	0.00%
Total	$10,495	100.0%	1.84%	$12,521	100.0%	2.04%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Balance, beginning of period	$10,405	$10,603	$10,495	$12,521	$9,090
Provision for loan losses	2,959	(1,019)	589	4,200	4,200
Loans charged off:
Agriculture loans	1,142	1,145	115	—	—
Commercial real estate loans	242	162	141	3,361	1,144
Commercial loans	277	415	339	132	94
Residential real estate loans	5	178	52	2,945	282
Installment and consumer other	4	7	—	—	—
Total loans charged off	$1,670	$1,907	$647	$6,438	$1,520
Recoveries:
Agriculture loans	2	61	21	16	72
Commercial real estate loans	884	743	126	185	352
Commercial loans	65	1,197	18	3	296
Residential real estate loans	—	727	1	8	32
Installment and consumer other	—	—	—	—	(1)
Total recoveries	$951	$2,728	$166	$212	$751
Net loans charged off (recovered)	$719	$(821)	$481	$6,226	$769
Allowance for loan losses, end of period	$12,645	$10,405	$10,603	$10,495	$12,521
Net charge-offs (recoveries) to average loans	0.08%	(0.12)%	0.08%	1.05%	0.13%
Allowance for loan losses to total loans	1.23%	1.39%	1.64%	1.84%	2.04%

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

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning December 31, 2016 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$51,088	39.20%	$113,066	53.45%
+200 bps	43,944	19.73%	93,432	26.81%
+100 bps	40,363	9.98%	83,624	13.49%
Base	36,701	0.00%	73,681	0.00%
-100 bps	36,843	0.39%	74,418	1.00%
-200 bps	37,457	2.06%	76,390	3.68%

As of December 31, 2016, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Our economic value of equity analysis as of December 31, 2016 is set forth below. The impact on our economic value of equity under all scenarios referenced in the table below are within policy guidelines.

Rate Shift (1)	Economic Value of Equity	% Change In
	(dollars in thousands)
+400 bps	$169,101	16.55%
+200 bps	158,158	9.01%
+100 bps	152,039	4.79%
Base	145,087	0.00%
-100 bps	138,623	(4.46)%
-200 bps	134,664	(7.18)%

(1)	The calculated changes assume an immediate and proportional shock of the static yield curve.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.  At December 31, 2016, the Bank had fixed rate advances outstanding with FHLB of $107.9 million and no borrowings outstanding at the Federal Reserve Bank of Chicago.   The Bank had unused collateral of $311.4 million with FHLB and a $50 million line-of-credit available with the Federal Reserve Bank of Chicago at December 31, 2016.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $25.6 million, $7.1 million, and $15.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $124.3 million, $103.7 million, and $81.1 million, for the years ended December 31, 2016, 2015, and 2014, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB and Federal Discount advances, was $126.5 million, $101.1 million, and $4.3 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 leverage capital of $136.1 million, or 11.08% of average total assets, which is above the required level of $61.4 million, or 5.0% of average total assets, and total risk-based capital of $149.3 million, or 13.23% of risk-weighted assets, which is above the required level of $112.8 million, or 10.0% of risk-weighted assets. The Bank had Tier 1 risk-based capital of $136.1 million, or 12.07% of risk-weighted assets, which is above the required level to be considered well-capitalized of $90.2 million, or 8.0% of risk-weighted assets, and Tier 1 common equity of $136.1 million, or 12.07% of risk-weighted assets, which is above the required level to be considered well-capitalized of $73.3 million, or 6.5% of risk-weighted assets at December 31, 2016.  For a discussion of certain other sources of liquidity, please see “Comparison of Financial Condition at December 31, 2016, 2015 and 2014—Borrowings.”

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and interest and payment of dividends to preferred shareholders and common shareholders. There are certain restrictions on the payment of dividends by the Bank to us, which are described in the section captioned “Supervision and Regulation—Regulation and Supervision of the Bank—Dividend Payments.” At December 31, 2016, there were $75.0 million of retained earnings available for the payment of dividends by the Bank to us. The Bank paid us $1.2 million in dividends during each year ended December 31, 2016 and 2015.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit. For information about our off-balance sheet arrangements, see Note 14 to our consolidated financial statements located in Item 8 of this Form 10-K.

At December 31, 2016, we had outstanding commitments to originate loans and unadvanced funds on loans of $181.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2016 totaled $244.4 million. If a substantial portion of these deposits are not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2016, we had no irrevocable and stand-by-letters of credit from the FHLB.

For the years ended December 31, 2016, 2015, and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Form 10-K have been prepared according to GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

County Bancorp, Inc.

Manitowoc, Wisconsin

We have audited the accompanying consolidated balance sheets of County Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of County Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CliftonLarsonAllen LLP

Milwaukee, Wisconsin

March 23, 2017

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$42,679	$14,907
Securities available for sale, at fair value	123,437	83,281
FHLB Stock, at cost	5,688	3,507
Loans held for sale	1,162	9,201
Loans, net of allowance for loan losses of $12,645 as of December 31, 2016 and $10,405 as of December 31, 2015	1,017,841	737,784
Premises and equipment, net	9,819	7,165
Loan servicing rights	9,264	8,145
Other real estate owned, net	3,161	2,872
Cash surrender value of bank owned life insurance	11,448	11,155
Deferred tax asset, net	5,486	2,048
Goodwill	5,038	-
Core deposit intangible, net of amortization of $360 as of December 31, 2016; $0 as of December 31, 2015	1,441	-
Accrued interest receivable and other assets	6,206	4,824
Total assets	$1,242,670	$884,889

LIABILITIES
Deposits:
Noninterest-bearing	$118,657	$70,914
Interest-bearing	858,861	601,312
Total deposits	977,518	672,226
Other borrowings	2,152	3,945
Advances from FHLB	107,895	66,445
Subordinated debentures	15,451	12,372
Accrued interest payable and other liabilities	8,366	7,877
Total liabilities	1,111,382	762,865

Small Business Lending Fund redeemable preferred stock-variable rate, noncumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; no shares issued at December 31, 2016; 15,000 shares issued, $15,000 redemption amount at December 31, 2015	$-	$15,000

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,018,248 shares issued and 6,586,335 shares outstanding as of December 31, 2016 and 6,192,609 shares issued and 5,771,001 shares outstanding as of December 31, 2015	26	19
Surplus	50,553	34,717
Retained earnings	77,907	68,825
Treasury stock, at cost, 431,913 and 421,608 shares at December 31, 2016 and 2015, respectively	(4,828)	(4,758)
Accumulated other comprehensive income (loss)	(370)	221
Total shareholders' equity	131,288	107,024
Total liabilities and shareholders' equity	$1,242,670	$884,889

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

	2016	2015
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$43,552	$32,301
Taxable securities	1,433	964
Tax-exempt securities	368	437
Federal funds sold and other	228	65
Total interest and dividend income	45,581	33,767

INTEREST EXPENSE
Deposits	8,195	6,238
FHLB advances and other borrowings	1,445	882
Subordinated debentures	374	400
Total interest expense	10,014	7,520
Net interest income	35,567	26,247
Provision for loan losses	2,959	(1,019)
Net interest income after provision for loan losses	32,608	27,266
NON-INTEREST INCOME
Services charges	1,341	1,039
Gain on sale of loans, net	242	429
Loan servicing fees	6,571	5,323
Other	561	894
Total non-interest income	8,715	7,685
NON-INTEREST EXPENSE
Employee compensation and benefits	13,101	10,769
Occupancy	512	338
Write-down of other real estate owned	480	256
Other	10,053	6,095
Total non-interest expense	24,146	17,458
Income before income taxes	17,177	17,493
Income tax expense	6,483	6,519
NET INCOME	$10,694	$10,974

NET INCOME PER SHARE:
Basic	$1.65	$1.85
Diluted	$1.61	$1.82
Dividends paid per share	$0.20	$0.16

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016 and 2015

	2016	2015
	(dollars in thousands)
Net income	$10,694	$10,974
Other comprehensive income (loss):
Unrealized losses on securities available for sale	(969)	(270)
Income tax benefit	378	105
Total other comprehensive loss	(591)	(165)
Comprehensive income	$10,103	$10,809

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2014	$8,000	$5	$16,970	$59,254	$(4,572)	$386	$80,043
Net income	—	—	—	10,974	—	—	10,974
Other comprehensive loss	—	—	—	—	—	(165)	(165)
Stock compensation expense, net of tax	—	—	360	—	—	—	360
Purchase of treasury stock (11,838 shares)	—	—	32	—	(186)	—	(154)
Cash dividends declared on common stock	—	—	—	(918)	—	—	(918)
Cash dividends declared on preferred stock	—	—	—	(320)	—	—	(320)
Cash dividends declared on SBLF preferred stock	—	—	—	(165)	—	—	(165)
Proceeds from sale of common stock (1,284,049 shares)	—	14	17,355	—	—	—	17,369
Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024
Net income	—	—	—	10,694	—	—	10,694
Other comprehensive loss	—	—	—	—	—	(591)	(591)
Stock compensation expense, net of tax	—	—	407	—	—	—	407
Purchase of treasury stock (10,305 shares)	—	—	—	—	(70)	—	(70)
Cash dividends declared on common stock	—	—	—	(1,270)	—	—	(1,270)
Cash dividends declared on preferred stock	—	—	—	(321)	—	—	(321)
Cash dividends declared on SBLF preferred stock	—	—	—	(21)	—	—	(21)
Shares issued in the acquisition of Fox River Valley Bancorp, Inc. (712,830 shares)	—	7	14,249	—	—	—	14,256
Proceeds from sale of common stock (102,504 shares)	—	—	1,180	—	—	—	1,180
Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

	2016	2015
	(dollars in thousands)
Cash flows from operating activities
Net income	$10,694	$10,974
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	980	592
Amortization of core deposit intangible	360	—
Amortization of subordinated debentures	44	—
Provision for loan losses	2,959	(1,019)
Realized loss (gain) on sales of other real estate owned	(122)	254
Write-down of other real estate owned	480	256
Realized gain on sales of premises and equipment	(13)	(2)
Increase in cash surrender value of bank owned life insurance	(293)	(293)
Deferred income tax expense	832	380
Stock compensation expense, net	407	360
Net amortization of securities	929	569
Net change in:
Accrued interest receivable and other assets	952	(378)
Loans held for sale	8,039	(5,087)
Loan servicing rights	(1,119)	(399)
Accrued interest payable and other liabilities	473	862
Net cash provided by operating activities	25,602	7,069
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	19,730	8,435
Purchases of securities available for sale	(12,704)	(11,274)
Purchases of FHLB stock	(2,181)	(2,255)
Loan originations and principal collections, net	(142,249)	(100,775)
Proceeds from sales of premises and equipment	25	8
Purchases of premises and equipment	(1,777)	(3,167)
Capitalized additions to other real estate owned	(135)	(39)
Proceeds from sales of other real estate owned	2,646	5,324
Net cash provided by business combination	12,320	—
Net cash used in investing activities	(124,325)	(103,743)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	(7,690)	24,062
Net increase in certificates of deposits	110,030	42,694
Net change in other borrowings	(1,793)	(19,912)
Proceeds from FHLB advances	767,200	795,695
Repayment of FHLB advances	(725,750)	(757,250)
Payments to acquire treasury stock	(70)	(154)
Proceeds from issuance of common stock	1,180	17,369
Redemption of SBLF preferred stock	(15,000)	—
Dividends paid on SBLF preferred stock	(21)	(165)
Dividends paid on preferred stock	(321)	(320)
Dividends paid on common stock	(1,270)	(918)
Net cash provided by financing activities	126,495	101,101
Net change in cash and cash equivalents	27,772	4,427
Cash and cash equivalents, beginning of period	14,907	10,480
Cash and cash equivalents, end of period	$42,679	$14,907

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,594	$7,435
Income taxes	6,515	5,860
Noncash investing activities:
Transfer from loans to other real estate owned	$810	$1,530
Transfer from premises and equipment to other real estate owned	397	—
Loans charged off	1,670	1,907

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of County Bancorp, Inc. and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of those policies.

Nature of Business and Significant Concentrations of Credit Risk

The Company is the sole shareholder of Investors Community Bank. The Bank is the sole shareholder of ICB Investment Corp., a wholly-owned Nevada subsidiary and sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies. The Company commenced operations in May of 1996; the Bank commenced operations in March of 1997. ICB Investment Corp. commenced operations in 2001. In July of 2010, the Bank formed Investors Insurance Services, LLC for the sole purpose of protecting the Bank from liability risk when selling crop insurance. Selling crop insurance had historically been a business function performed within the Bank and is not a new service. In September of 2011, the Bank formed ABS 1, LLC, for the sole purpose of holding real estate and personal property for sale which was obtained through repossession.  In November 2015, the Company formed County Acquisition LLC, for the sole purpose of acquiring Fox River Valley Bancorp, Inc. and was subsequently dissolved in May of 2016 after the Fox River Valley acquisition was completed.

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

Agricultural loans, including agricultural operating, real estate and construction loans, represented 61% and 67% of our total loan portfolio at December 31, 2016 and 2015, respectively. Commercial real estate, including commercial construction loans, represented 26% and 22% of our total loan portfolio at December 31, 2016 and 2015, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I that are Delaware statutory trusts, which have not been consolidated in accordance with accounting guidance related to variable interest entities.

Use of Estimates in Preparing Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting procedures of the United States (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of valuation of securities available for sale, the allowance for loan losses, loan servicing rights, other real estate owned, financial instruments, and deferred tax assets. Actual results could differ from those estimates.

Business Combinations and Valuation of Loans Acquired in Business Combinations

We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities where it was not possible to estimate the acquisition date fair value upon consummation.

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

In determining the fair value of acquired loans, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the fair value. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield and nonaccretable difference which would have a positive impact on interest income.

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

In the normal course of business, the Company maintains balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to specified limits. Management believes these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Chicago (“FHLB”), is required to maintain an investment in the capital stock of the FHLB based on the level of borrowings and other factors, and may invest additional amounts. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. It is periodically evaluated by management for impairment. Because it is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both stock and cash dividends are reported as income.

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

The Company maintains a separate general valuation allowance for each portfolio segment. These portfolio segments include agricultural, commercial, commercial real estate, residential real estate, and installment and consumer other with risk characteristics described as follows:

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

Commercial: Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows, and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Commercial Real Estate: Commercial real estate loans, including land and construction, generally possess a higher inherent risk of loss than other real estate portfolio segments. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. The Company maintains a separate allowance for off-balance sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance sheet commitments is included in other liabilities.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount and the fair value less costs to sell.

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

Goodwill and Core Deposit Intangible

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Given that the acquisition of Fox River Valley took place during the second quarter of 2016, there was no impairment charge to goodwill or core deposit intangible at December 31, 2016.  The net book value of core deposit intangible was $1.4 million and $0 at December 31, 2016 and December 31, 2015, respectively and is included on the consolidated balance sheets.

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

The Company files income taxes returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2013.

The Company recognizes interest and penalties on income taxes, if any, as a component of other non-interest expense.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Segments

The Company’s operations consist of one segment, community banking.

New Accounting Pronouncements

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs), along with any related valuation allowance, as noncurrent in a balance sheet. This ASU eliminates current guidance requiring deferred taxes for each jurisdiction to be presented as a net current asset or liability and a net noncurrent asset or liability. As a result, each jurisdiction would have one net noncurrent DTA or DTL balance. The ASU does not change the existing requirement that only permits offsetting DTAs and DTLs within a particular jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating its equity securities and the effects of this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating it leases and determining the effect of this ASU will have on its financial statements and disclosures, if any.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Entities should apply this amendment a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently evaluating its current method of determining credit losses and developing a methodology to implement.  At this time, the effect this ASU will have on its consolidated financial statements is unknown.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in practice in how certain cash receipts and payments are presented and classified on the statement of cash flows.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted including adoption in an interim period.  Entities should apply this amendment as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently evaluating the effects this ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash: A Consenus of the FASB Emerging Issues Task Force, to standardize the classification and presentation of changes to restricted cash on the statement of cash flows.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted including adoption in an interim period.  Entities should apply this amendment using a retrospective transition method to each period presented.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This is an update to ASU 2014-09 Revenue from Contracts with Customers, is the culmination of efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 supersedes Topic 605—Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle or revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2016-20 narrow the aspects of the guidance issued within ASU 2014-09 and are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating its customer contracts to determine how this ASU effects its consolidated financial statements and disclosures, if any.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  This update eliminates Step 2 of the goodwill impairment test, and instead, recognizes an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated.  The amendment is effective for fiscal years beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017.  The Company is currently evaluating how its goodwill impairment analysis will change with the effects for this ASU.

NOTE 2—ACQUISITION

On May 13, 2016, the Company completed its acquisition of Fox River Valley, a Wisconsin corporation, pursuant to the Agreement and Plan of Merger dated November 19, 2015 (the “Merger Agreement”) by and among the Company, County Acquisition LLC, a wholly-owned subsidiary of the Company, and Fox River Valley, whereby the Company acquired Fox River Valley and its wholly-owned bank subsidiary, The Business Bank, through the merger of Fox River Valley into County Acquisition LLC (which subsequently dissolved) and the merger of The Business Bank into Investors Community Bank.

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

Under the terms of the Merger Agreement, the Company acquired Fox River Valley for aggregate consideration of approximately $28.7 million which was comprised of $14.45 million in cash and 712,830 shares of the Company’s common stock valued at $20 per share on May 13, 2016.  The system integration was completed, and the two branches of The Business Bank opened on May 16, 2016 as branches of Investors Community Bank.

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

During the year ended December 31, 2016, the Company incurred $2.6 million of merger related costs which are included in the consolidated statement of operations in other non-interest expense.

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

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Net interest income	$36,719	$33,425
Net income (a)	$9,975	$10,264

(a)

For purposes of the supplemental pro forma information, merger-related expenses of $2.6 million that are reflected in the Company’s year ended December 31, 2016 consolidated statement of operations were reflected in the pro forma presentation for the year ended December 31, 2015.

NOTE 3—RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2016 and 2015, these reserve balances amounted to approximately $5.6 million and $7.4 million, respectively.

NOTE 4—SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
U.S. government and agency securities	$1,000	$—	$—	$1,000
Municipal securities	45,638	57	(239)	45,456
Mortgage-backed securities	73,648	292	(632)	73,308
Asset-backed securities	3,761	3	(91)	3,673
	$124,047	$352	$(962)	$123,437
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$2,003
Municipal securities	46,185	185	(58)	46,312
Mortgage-backed securities	34,728	356	(118)	34,966
	$82,916	$541	$(176)	$83,281

The amortized cost and fair value of securities at December 31, 2016 and 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
December 31, 2016
Due in one year or less	$17,396	$17,311
Due from one to five years	25,960	25,912
Due from five to ten years	7,043	6,906
Due after ten years	—	—
Mortgage-backed securities	73,648	73,308
	$124,047	$123,437
December 31, 2015
Due in one year or less	$5,005	$5,017
Due from one to five years	39,329	39,400
Due from five to ten years	3,854	3,898
Due after ten years	—	—
Mortgage-backed securities	34,728	34,966
	$82,916	$83,281

There were no sales for realized gains or losses of securities available for sale for the years ended December 31, 2016 and 2015.

At December 31, 2016 and 2015, no securities were pledged to secure the FHLB advances besides FHLB stock of $5.7 million and $3.5 million, respectively. At December 31, 2016 and 2015, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $11.2 million and $15.8 million, respectively.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	24,924	(236)	604	(3)	25,528	(239)
Mortgage-backed securities	48,719	(632)	—	—	48,719	(632)
Asset-backed securities	2,745	(91)	—	—	2,745	(91)
	$76,388	$(959)	$604	$(3)	$76,992	$(962)
December 31, 2015
U.S. government and agency securities	$2,003	$—	$—	$—	$2,003	$—
Municipal securities	14,153	(53)	711	(5)	14,864	(58)
Mortgage-backed securities	11,291	(86)	2,039	(32)	13,330	(118)
	$27,447	$(139)	$2,750	$(37)	$30,197	$(176)

The unrealized loss on the investments at December 31, 2016 and 2015 is due to normal fluctuations and pricing inefficiencies. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 or 2015.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities. For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis) an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are the default rate and the severity of the decline in value. Other inputs may include the actual collateral attributes, which include geographic concentrations, credit ratings, and other performance indicators of the underlying assets.

At December 31, 2016, 117 debt securities had unrealized losses with aggregate depreciation of 1.25% from the Company’s amortized cost basis. At December 31, 2015, 43 debt securities had unrealized losses with aggregate depreciation of 0.58% from the Company’s amortized cost basis. These unrealized losses related principally to Government National Mortgage Association mortgage-backed and municipal debt securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the intent and ability to hold debt securities until maturity for the foreseeable future if classified as available for sale, the decline is not deemed to be other-than-temporary.

NOTE 5—LOANS

The components of the loan portfolio were as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Agricultural loans	$624,632	$499,320
Commercial real estate loans	270,475	161,741
Commercial loans	89,944	51,978
Residential real estate loans	45,276	34,631
Installment and consumer other	159	519
Total gross loans	1,030,486	748,189
Allowance for loan losses	(12,645)	(10,405)
Loans, net	$1,017,841	$737,784

The following table presents the aging of the recorded investment in past due loans at December 31, 2016 and 2015:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
December 31, 2016
Agricultural loans	$12	$—	$9,680	$9,692	$614,940	$624,632
Commercial real estate loans	—	287	2,710	2,997	267,478	270,475
Commercial loans	371	—	2,695	3,066	86,878	89,944
Residential real estate loans	—	—	—	—	45,276	45,276
Installment and consumer other	—	—	—	—	159	159
Total	$383	$287	$15,085	$15,755	$1,014,731	$1,030,486

December 31, 2015
Agricultural loans	$978	$5	$2,405	$3,388	$495,932	$499,320
Commercial real estate loans	—	234	2,418	2,652	159,089	161,741
Commercial loans	—	—	3,476	3,476	48,502	51,978
Residential real estate loans	5	—	—	5	34,626	34,631
Installment and consumer other	—	—	—	—	519	519
Total	$983	$239	$8,299	$9,521	$738,668	$748,189

The following table lists information on nonaccrual, restructured, and certain past due loans:

	December 31,
	2016	2015
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$15,085	$8,299
Nonaccrual loans 30-89 days past due	371	1,212
Nonaccrual loans, less than 30 days past due	4,651	15,068
Restructured loans not on nonaccrual status	4,300	610
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loan:

	December 31,
	2016	2015
	(dollars in thousands)
Agricultural loans	$12,323	$17,705
Commercial real estate loans	4,340	3,162
Commercial loans	3,376	3,712
Residential real estate loans	68	—
Installment and consumer other	—	—
Total	$20,107	$24,579

All nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances are as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Impaired loans without a specific allowance	$7,399	$3,760
Impaired loans with a specific allowance	14,041	26,642
Total impaired loans	21,440	30,402
Specific allowance related to impaired loans	$1,336	$2,302

The average recorded investment in total impaired loans for the years ended December 31, 2016 and 2015 amounted to approximately $25,921,000 and $27,623,000, respectively.  Interest income recognized on total impaired loans for the years ended December 31, 2016 and 2015 amounted to approximately $408,000 and $1,664,000, respectively. For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $1,503,000 and $1,682,000 for the years ended December 31, 2016 and 2015, respectively.

The following tables present loans individually evaluated for impairment by class of loans at December 31, 2016 and 2015:

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$4,896	$2,672	$—
Commercial real estate loans	2,734	2,017	—
Commercial loans	3,068	2,642	—
Residential real estate loans	68	68	—
	$10,766	$7,399	$—

With an allowance recorded
Agricultural loans	$25,240	$10,223	$546
Commercial real estate loans	3,848	2,713	377
Commercial loans	1,508	1,105	413
Residential real estate loans	—	—	—
	30,596	14,041	1,336
Total	$41,362	$21,440	$1,336

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$918	$883	$—
Commercial real estate loans	333	333	—
Commercial loans	2,970	2,544	—
Residential real estate loans	—	—	—
	$4,221	$3,760	$—

With an allowance recorded
Agricultural loans	$24,232	$19,841	$1,055
Commercial real estate loans	4,433	3,864	357
Commercial loans	3,780	2,937	890
Residential real estate loans	—	—	—
	32,445	26,642	2,302
Total	$36,666	$30,402	$2,302

Changes in the allowance for loan losses are as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of year	$10,405	$10,603
Provision for loan losses	2,959	(1,019)
Loans charged off	(1,670)	(1,907)
Recoveries	951	2,728
Balance, end of period	$12,645	$10,405

Changes in the allowance for loan losses by portfolio segment were as follows:

	December 31, 2016
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$6,355	2,958	$(1,142)	$2	$8,173
Commercial real estate loans	2,237	(117)	(242)	884	2,762
Commercial loans	1,268	183	(277)	65	1,239
Residential real estate loans	533	(58)	(5)	—	470
Installment and consumer other	12	(7)	(4)	—	1
Total	$10,405	$2,959	$(1,670)	$951	$12,645

	December 31, 2015
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$3,456	$3,983	$(1,145)	$61	$6,355
Commercial real estate loans	3,326	(1,670)	(162)	743	2,237
Commercial loans	2,420	(1,934)	(415)	1,197	1,268
Residential real estate loans	1,392	(1,408)	(178)	727	533
Installment and consumer other	9	10	(7)	—	12
Total	$10,603	$(1,019)	$(1,907)	$2,728	$10,405

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

	December 31, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$546	$7,627	$8,173
Commercial real estate loans	377	2,385	2,762
Commercial loans	413	826	1,239
Residential real estate loans	—	470	470
Installment and consumer other	—	1	1
Total ending allowance for loan losses	1,336	11,309	12,645
Loans:
Agricultural loans	13,044	611,588	624,632
Commercial real estate loans	4,952	265,523	270,475
Commercial loans	3,376	86,568	89,944
Residential real estate loans	68	45,208	45,276
Installment and consumer other	-	159	159
Total loans	21,440	1,009,046	1,030,486
Net loans	$20,104	$997,737	$1,017,841

	December 31, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,055	$5,300	$6,355
Commercial real estate loans	357	1,880	2,237
Commercial loans	890	378	1,268
Residential real estate loans	—	533	533
Installment and consumer other	—	12	12
Total ending allowance for loan losses	2,302	8,103	10,405
Loans:
Agricultural loans	20,724	478,596	499,320
Commercial real estate loans	4,197	157,544	161,741
Commercial loans	5,481	46,497	51,978
Residential real estate loans	—	34,631	34,631
Installment and consumer other	—	519	519
Total loans	30,402	717,787	748,189
Net loans	$28,100	$709,684	$737,784

Troubled Debt Restructurings

The Company had allocated $488,000 and $654,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2016 and 2015, respectively. The Company had no additional lending commitments at December 31, 2016 and 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached, the TDR is classified as a restructured loan.  At December 31, 2016, there were $14,018,000 TDR loans, of which $9,718,000 were classified as nonaccrual and $4,300,000 were classified as restructured and accruing, and there were $35,000 unfunded commitments on these loans. At December 31, 2015, there were $2,926,000 TDR loans, of which $2,316,000 were classified as nonaccrual and $610,000 were classified as restructured and accruing. There were no unfunded commitments on these loans.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows:

	As of December 31, 2016
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$502,084	$84,801	$12,657	$12,046	$13,044	$624,632
Commercial real estate loans	225,038	27,368	378	12,739	4,952	270,475
Commercial loans	74,221	6,624	1,632	4,091	3,376	89,944
Residential real estate loans	40,556	4,151	501	—	68	45,276
Installment and consumer other	159	—	—	—	—	159
Total	$842,058	$122,944	$15,168	$28,876	$21,440	$1,030,486

	As of December 31, 2015
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$441,528	$30,762	$6,306	$20,724	$499,320
Commercial real estate loans	139,061	13,956	4,527	4,197	161,741
Commercial loans	40,496	5,468	533	5,481	51,978
Residential real estate loans	27,514	4,572	2,545	—	34,631
Installment and consumer other	518	1	—	—	519
Total	$649,117	$54,759	$13,911	$30,402	$748,189

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,		Estimated
	2016	2015	Useful Life
	(dollars in thousands)
Land	$1,328	$896	N/A
Construction in process	—	2,944	N/A
Bank premises	8,758	3,748	35-40 years
Furniture, fixtures, and equipment	4,047	3,194	3-7 years
	14,133	10,782
Accumulated depreciation and amortization	(4,314)	(3,617)
	$9,819	$7,165

Depreciation and amortization expense charged to operations for the years ended December 31, 2016 and 2015 totaled $980 thousand and $592 thousand, respectively.

NOTE 7—LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. The unpaid principal balances of mortgage and other loans serviced for others were approximately $577.0 million and $495.9 million at December 31, 2016 and 2015, respectively.

The fair values of these rights were approximately $12.2 million and $10.7 million at December 31, 2016 and 2015, respectively. The fair value of servicing rights was determined using an assumed discount rate of 10% and prepayment speeds primarily ranging from 4% to 9%, depending upon the stratification of the specific right, and nominal anticipated credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	December 31,
	2016	2015
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$8,145	$7,746
Additions	4,794	3,731
Disposals	(1,552)	(1,421)
Amortization	(2,123)	(1,911)
Balance, end of period	$9,264	$8,145

NOTE 8 – GOODWILL AND CORE DEPOSIT INTANGIBLE

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. There was no impairment charge to goodwill or core deposit intangible at December 31, 2016.

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley on May 13, 2016.  The carrying amount of goodwill was $5.0 million at December 31, 2016 and $0 million at December 31, 2015. See Note 2 for additional information on the acquisition.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangible was $360 thousand for the year ended December 31, 2016.  There was no core deposit intangible and no amortization recorded on the balance sheet and statement of operations for the year ended December 31, 2015.  See Note 2 for additional information on the acquisition.

	December 31,
	2016	2015
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$—
Accumulated amortization	(360)	—
Net book value	$1,441	$—
Additions during the period	$1,801	$—

NOTE 9—OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$2,872	$7,137
Assets foreclosed	810	1,530
Assets transferred from premises and equipment	397
Assets acquired	1,951	—
Write-down of other real estate owned	(480)	(256)
Net gain (loss) on sales of other real estate owned	122	(254)
Capitalized additions to other real estate owned	135	39
Proceeds from sale of other real estate owned	(2,646)	(5,324)
Balance, end of period	$3,161	$2,872

Expenses applicable to other real estate owned include the following:

	For the Year Ended December 31,
	2016	2015
	(dollars in thousands)
Net loss (gain) on sales of other real estate owned	$(122)	$254
Write-down of other real estate owned	480	256
Operating expenses, net of rental income	(134)	(36)
	$224	$474

NOTE 10—DEPOSITS

Deposits are summarized as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Demand deposits	$118,657	$70,914
Savings	262,296	174,979
Certificates of deposit	596,565	426,333
Total deposits	$977,518	$672,226

Certificates of deposit in amounts of more than $250,000 at December 31, 2016 and 2015 were approximately $270.6 million and $161.3 million, respectively.

The scheduled maturities of certificates of deposit are as follows:

	December 31,
	2016	2015
	(dollars in thousands)
1 year or less	$244,405	$160,557
1 to 2 years	135,032	117,514
2 to 3 years	69,597	41,876
3 to 4 years	104,894	38,281
Over 4 years	42,637	68,105
	$596,565	$426,333

NOTE 11—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $107.9 million and $66.4 million on December 31, 2016 and 2015, respectively. These advances, rates, and maturities were as follows:

			Amount outstanding as of December 31,
	Maturity	Rate	2016	2015
Loan Type			(dollars in thousands)
Fixed rate, short term	01/27/2016	0.29%	—	3,000
Fixed rate, fixed term	04/29/2016	0.54%	—	3,000
Fixed rate, fixed term	06/28/2016	0.96%	—	2,150
Fixed rate, fixed term	08/29/2016	0.55%	—	840
Fixed rate, fixed term	08/29/2016	0.55%	—	560
Fixed rate, fixed term	01/03/2017	0.94%	595	595
Fixed rate, fixed term	02/27/2017	0.76%	5,000	5,000
Fixed rate, fixed term	03/15/2017	1.46%	2,000	2,000
Fixed rate, fixed term	06/16/2017	0.80%	10,000	—
Fixed rate, fixed term	08/11/2017	0.83%	5,000	—
Fixed rate, fixed term	11/15/2017	0.95%	3,800	3,800
Fixed rate, fixed term	12/29/2017	1.27%	3,000	3,000
Fixed rate, fixed term	01/02/2018	1.23%	1,000	1,000
Fixed rate, fixed term	01/12/2018	0.85%	8,000	—
Fixed rate, fixed term	02/12/2018	0.91%	5,000	—
Fixed rate, fixed term	04/23/2018	1.07%	2,300	2,300
Fixed rate, fixed term	06/18/2018	0.93%	10,000	—
Fixed rate, fixed term	07/16/2018	1.21%	762	762
Fixed rate, fixed term	07/16/2018	1.21%	1,038	1,038
Fixed rate, fixed term	08/20/2018	1.15%	1,000	1,000
Fixed rate, fixed term	08/20/2018	1.15%	800	800
Fixed rate, fixed term	08/20/2018	1.27%	2,200	2,200
Fixed rate, fixed term	12/31/2018	1.65%	3,000	3,000
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	07/15/2019	1.11%	8,000	—
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	06/15/2021	1.39%	5,000	—
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
			$107,895	$66,445

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans, certain securities available for sale, and stock of the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of December 31, 2016 and 2015.

Future maturities of borrowings were as follows:

	December 31,
	2016	2015
	(dollars in thousands)
1 year or less	$29,395	$9,550
1 to 2 years	35,100	14,395
2 to 3 years	15,000	12,100
3 to 4 years	18,400	7,000
Over 4 years	10,000	23,400
	$107,895	$66,445

As of December 31, 2016 and 2015, the Bank also had a $50.0 million line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral, which totaled $11.3 million and $15.8 million at December 31, 2016 and 2015, respectively.  There were no outstanding advances included in other borrowings at December 31, 2016 and 2015, respectively.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At December 31, 2016 and 2015, the amounts of these borrowings were $2.0 million and $3.9 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our merger of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand, and the lease term expires in April 2018.  As of December 31, 2016, liability remaining under the capital lease was $189 thousand, and the amortization related to the lease was $85 thousand and was included in other non-interest expense.  There was no balance in other borrowings related to this capital lease as of December 31, 2015.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	December 31,
	2016	2015
	(dollars in thousands)
Balance outstanding at end of period	$2,152	$3,945
Average amount outstanding during the period	3,047	8,088
Maximum amount outstanding at any month end	3,930	24,414
Weighted average interest rate during the period	5.30%	3.41%
Weighted average interest rate at end of period	5.32%	4.97%

NOTE 12—SUBORDINATED DEBENTURES AND SBLF PREFERRED STOCK

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

The capital securities carry an interest rate identical to that of the related debentures. For Trust II, holders of capital securities are entitled to receive cumulative cash distributions at a rate of 6.1% through September 2015, and a rate based on the three month LIBOR plus 1.53% thereafter through maturity, which was 2.53% as of December 31, 2016. For Trust III, holders of capital securities are entitled to receive cumulative cash distributions at a rate based on the three month LIBOR plus 1.69% through maturity, which was 2.69% as of December 31, 2016.

The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments of interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity dates of the debentures. The capital securities are subject to mandatory redemption upon payment of the debentures. Trust II and III mature on September 15, 2035 and June 15, 2036, respectively, may be called not earlier than

September 15, 2015 and June 15, 2016, respectively, if certain conditions were met, or at any time within 180 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of Trust II and Trust III, the debentures, or the capital securities. If the debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The Company has the right to terminate Trust II and Trust III and cause the debentures to be distributed to the holders of the capital securities in liquidation of such Trusts.

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

In connection with the merger with Fox River Valley, the Company also acquired Fox River Valley’s wholly-owned subsidiary Fox River Valley Capital Trust I, a Delaware statutory trust (the “FRV Trust I”), which issued capital securities that qualify for Tier II capital of the Company.  The Company assumed the $3.6 million of floating rate, junior subordinated debentures, of which the Company owns $0.1 million. The debentures are non-voting, mandatorily redeemable in 2033 and guaranteed by the Company.

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. Interest is current through the most recent due date of November 30, 2016.

The FRV Trust I may redeem some or all of the capital securities, at par, with 30 days advance notice, on or after November 30, 2008, but only on May 30 or November 30 of any given year, and only in a minimum amount of $500,000 and in increments of $10,000 thereafter, or the full amount of the capital securities. The FRV Trust I may redeem all of the capital securities at any time upon the occurrence and during the continuation of a Tax Event, an Investment Company Event or a Capital Treatment Event (each as defined in the trust agreement for the FRV Trust I), at any time within 90 days following such event.

The FRV Trust I debentures carry an interest rate equal to 5-year LIBOR plus 3.40%, which resets every five years. The current rate is equal to 4.855% through November 30, 2018. Interest payments are due quarterly.

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

NOTE 13—INCOME TAXES

Allocation of income tax expense between current and deferred portions consisted of the following:

	December 31,
	2016	2015
	(dollars in thousands)
Current
Federal income tax	$7,381	$4,948
State income tax	1,742	1,191
Total current	9,123	6,139
Deferred income tax expense	(2,640)	380
	$6,483	$6,519

The reasons for the difference between income tax expense and the amount computed by applying the statutory tax rates to income before taxes were as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Statutory federal tax rate	34%	34%
Income tax at statutory federal rate	$5,840	$5,929
Increase (reduction) resulting from:
State income taxes, net of federal income tax benefit	890	900
Tax exempt interest	(172)	(160)
Increase in cash surrender value	(100)	(100)
Other	25	(50)
Income tax expense	$6,483	$6,519
Effective tax rate	38%	36%

The components of the net deferred tax asset were as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Deferred tax assets:
Management salary continuation accrued	$760	$792
Allowance for loan losses	4,976	4,094
Deferred compensation	386	413
Interest on nonaccrual loans	317	242
Other real estate owned	321	350
Acquired assets	171	—
Net operating loss	2,460	—
Available for sale investment securities	240	—
Other	629	343
Total deferred tax assets	$10,260	$6,234
Deferred tax liabilities
Loan servicing rights	3,646	3,205
Deferred loan costs	310	160
Depreciation and amortization	417	252
FHLB stock dividend	106	106
Available for sale investment securities	—	143
Other	295	320
Total deferred tax liabilities	$4,774	$4,186
Net deferred tax assets	$5,486	$2,048

NOTE 14—OFF-BALANCE SHEET ACTIVITIES

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

Financial instruments with contract amounts representing credit risk as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Commitments to extend credit and unused lines of credit, including unused credit card lines	$181,124	$179,775
Standby letters of credit	5,599	5,399

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

NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $0 at both December 31, 2016 and 2015.

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

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. The Company’s contributions are based upon the discretion of the board of directors. Total expense for the years ended December 31, 2016 and 2015 was $630 thousand and $405 thousand, respectively.

On May 1, 2006, the Company entered into salary continuation agreements with five key employees. Under these agreements, the key employees will receive $60,000 per year beginning on their retirement age, defined as age 65 or their separation from service (if later), and continuing for 15 years.

During 2011, the Company entered into salary continuation agreements with two additional key employees. Under these agreements, the key employees will receive amounts ranging between $36,000 and $60,000 annually, depending on their age at retirement, commencing upon retirement and continuing for 15 years.  During 2016, one of these key employees left employment with the Company prior to vesting of the agreement and will receive no benefit.

As of December 31, 2016 and 2015, respectively, the Company had accrued $1.9 million and $2.0 million in conjunction with these salary continuation agreements.  The payouts under these agreements for the years ending December 31, 2016 and 2015 were $45 thousand in each year.

NOTE 17—EQUITY INCENTIVE PLAN

In 2016, the shareholders’ approved the Company’s 2016 Equity Incentive Compensation Plan (the “Plan”), which replaced the Company’s 2012 Equity Incentive Compensation Plan.  Under the Plan, the Company may grant options and stock awards to its directors, officers and employees for shares of common stock. Both qualified and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock unit may be granted and issued, respectively, under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods for options and restricted stock range from one to five years from the date of grant.

On February 16, 2016, the Company granted 13,757 shares in restricted stock awards to certain members of management and lenders at grant date value of $19.77 per share which was the NASDAQ Official Closing Price on that day.  The shares were awarded at no cost to the employee and have a ratable vesting period of five years from date of issue.  Compensation cost to be recognized over the five-year period, net of income tax, is $218 thousand.  As of December 31, 2016, none of the awards were vested, and 1,655 shares were forfeited.  Unrecognized compensation expense, at December 31, 2016, net of income tax, was $115 thousand.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2016	2015
Risk-free interest rates	1.49-1.64%	1.69-1.93%
Dividend yields	.96%-1.02%	0.8%
Expected volatility	24.00%	24.00%
Weighted-average expected life of options	7.00 years	7.00 years

The expected volatility is based on historical volatility. The risk free rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history of declaring dividends on its common stock.

The activity of the Company’s outstanding stock options for the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	351,931	$13.71		336,051	$11.57
Granted	48,684	19.91		82,101	19.29
Exercised	(99,052)	11.87		(58,920)	9.22
Forfeited/expired	(10,504)	19.07		(7,301)	13.98
Outstanding, end of period	291,059	$15.18	$3,431,586	351,931	$13.71	$2,037,680
Options exercisable at period-end	177,613	$13.07		232,900	$11.82	$1,788,672
Weighted-average fair value of options granted during the period (2)		$4.89			$5.06

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2016 and 2015. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2016 and 2015 was as follows:

	December 31, 2016
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.63-12.45	136,810	2.40 Years	$11.88	126,810	$11.84
13.02-15.19	39,511	6.77 Years	13.99	29,140	13.72
17.15-19.88	104,923	8.59 Years	19.46	21,663	19.41
20.01-20.92	9,815	9.46 Years	20.38	—	—
Outstanding, end of period	291,059	5.46 Years	$15.18	177,613	$13.07

	December 31, 2015
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.08	39,830	1.00 Year	$10.08	39,830	$10.08
11.63-12.45	166,730	3.44 Years	11.91	156,730	11.87
13.02-15.19	64,941	7.87 Years	13.68	36,340	13.48
17.15-19.74	80,430	9.24 Years	19.28	—	—
Outstanding, end of period	351,931	5.31 Years	$13.71	232,900	$11.82

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options, December 31, 2015	119,031	$4.33
Granted	48,684	4.89
Vested	(31,403)	4.58
Forfeited/exercised	(22,866)	4.40
Nonvested options, December 31, 2016	113,446	$4.48

Activity in restricted stock awards during 2016 and 2015 was as follows:

	December 31, 2016
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	46,621	$14.92
Granted	13,757	19.77
Vested	(14,980)	12.27
Forfeited/expired	(6,805)	17.20
Outstanding, end of period	38,593	$17.27

	December 31, 2015
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	34,080	$12.88
Granted	14,379	19.71
Vested	—	—
Forfeited/expired	(1,838)	14.54
Outstanding, end of period	46,621	$14.92

For the years ended December 31, 2016 and 2015, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $488 thousand and $450 thousand, respectively, and the recognized tax benefit related to this expense was $81 thousand and $90 thousand, respectively.

As of December 31, 2016, unrecognized share-based compensation expense related to nonvested options and restricted stock amounted to $553 thousand and is expected to be recognized over a weighted average period of 1.68 years.

NOTE 18—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to average assets (as defined), and of Tier 1 Common Equity (as defined) to risk-weighted assets. Management believed, as of December 31, 2016 and 2015, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2016, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Tier 1 Common Equity ratios as set forth in the following tables. There were no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes(a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2016
Total Capital (to risk weighted assets):
Consolidated	$154,335	13.59%	$97,949	8.625%	Not applicable
Bank	149,278	13.23%	97,295	8.625%	$112,805	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	141,206	12.43%	75,236	6.625%	Not applicable
Bank	136,148	12.07%	74,734	6.625%	90,244	8.00%
Tier 1 Capital (to average assets):
Consolidated	141,206	11.48%	49,183	4.00%	Not applicable
Bank	136,148	11.08%	49,144	4.00%	61,430	5.00%
Tier 1 Common Equity (to risk weighted assets):
Consolidated	117,755	10.37%	58,201	5.125%	Not applicable
Bank	136,148	12.07%	57,813	5.125%	73,323	6.50%

December 31, 2015
Total Capital (to risk weighted assets):
Consolidated	$144,495	17.51%	$66,013	8.00%	Not applicable
Bank	125,354	15.19%	66,000	8.00%	$82,500	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	134,175	16.26%	49,510	6.00%	Not applicable
Bank	115,036	13.94%	49,500	6.00%	66,000	8.00%
Tier 1 Capital (to average assets):
Consolidated	134,175	15.49%	34,656	4.00%	Not applicable
Bank	115,036	13.29%	34,635	4.00%	43,294	5.00%
Tier 1 Common Equity (to risk weighted assets):
Consolidated	98,803	11.97%	37,132	4.50%	Not applicable
Bank	115,036	13.94%	37,125	4.50%	53,625	6.50%

(a)	The ratios for December 31, 2016 include a capital conservation buffer of 0.625%.

The Basel III Rule, which became effective January 1, 2015, revised the prompt corrective action requirements by, among other things: (i) introducing a Common Equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Rule did not change the total risk based capital requirement for any prompt corrective action category.  The Basel III Rule also implemented a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2016 was 0.625%.  As of December 31, 2016, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

NOTE 19—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates.

Activity consisted of the following:

	December 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$1,489	$1,156
New loans	5,596	560
Repayments	(610)	(227)
Balance, end of period	$6,475	$1,489

Deposits from related parties held by the Bank at December 31, 2016 and 2015 amounted to $16.9 million and $14.4 million, respectively.

NOTE 20—FAIR VALUE MEASUREMENTS

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

Commitments to Extend Credit and Standby Letters of Credit

As of December 31, 2016 and 2015, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2016
Securities available for sale:
U.S. government and agency securities	$—	$1,000	$—	$1,000
Municipal securities	—	45,456	—	45,456
Mortgage-backed securities	—	73,308	—	73,308
Asset-backed securities	—	3,673	—	3,673
Total assets at fair value	$—	$123,437	$—	$123,437
December 31, 2015
Securities available for sale:
U.S. government and agency securities	$—	$2,003	$—	$2,003
Municipal securities	—	46,312	—	46,312
Mortgage-backed securities	—	34,966	—	34,966
Total assets at fair value	$—	$83,281	$—	$83,281

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
December 31, 2016
Impaired loans	$—	$—	$20,104	$1,336
Other real estate owned	—	—	3,161	480
Total assets at fair value	$—	$—	$23,265	$1,816
December 31, 2015
Impaired loans	$—	$—	$28,100	$2,302
Other real estate owned	—	—	2,872	256
Total assets at fair value	$—	$—	$30,972	$2,558

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2016
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	7%-39% (21%)

December 31, 2015
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	4%-23% (12%)

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

Other Real Estate Owned

Foreclosed assets are recorded at fair value based on property appraisals, less estimated selling costs, at the date of the transfer with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or fair value, less estimated selling costs with changes in fair value or any impairment amount recorded in the other non-

interest expense. Values are estimated using Level 3 inputs based on customized discounting criteria. The carrying value of foreclosed assets is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
Financial assets:	(dollars in thousands)
Cash and cash equivalents	$42,679	$42,679	$14,907	$14,907	1
FHLB Stock	5,688	5,688	3,507	3,507	2
Securities available for sale	123,437	123,437	83,281	83,281	2
Loans, net of allowance for loan losses	1,017,841	1,022,391	737,784	745,572	3
Loans held for sale	1,162	1,162	9,201	9,201	3
Accrued interest receivable	3,151	3,151	2,562	2,562	2
Loan servicing rights	9,264	12,194	8,145	10,705	3
Financial liabilities:
Deposits:
Time	596,565	600,153	426,333	431,077	3
Other deposits	380,953	377,980	245,893	242,493	1
Other borrowings	2,152	2,152	3,945	3,945	3
Advances from FHLB	107,895	108,517	66,445	67,318	3
Subordinated debentures	15,451	15,451	12,372	12,372	3
Accrued interest payable	1,879	1,879	1,459	1,459	2

NOTE 21—EARNINGS PER SHARE

Earnings per common share (“EPS”) was computed based on the following:

	For the Year Ended
	December 31,
	2016	2015
Net income from continuing operations	$10,694	$10,974
Less: preferred stock dividends including SBLF	342	485
Income available to common shareholders for basic EPS	$10,352	$10,489

Average number of common shares issued	6,260	6,457
Less: weighted average treasury shares	426	412
Less: weighted average nonvested equity incentive plan shares	355	381
Weighted average number of common shares outstanding	6,260	5,664
Effect of dilutive options	155	114
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,415	5,778

NOTE 22—DIVIDEND AND CAPITAL RESTRICTIONS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Cash dividends paid to the Company by the Bank were $1,200,000 for each of the years ended December 31, 2016 and December 31, 2015.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

During the fourth quarter of 2016, the Company entered into a contract to purchase a building in Green Bay, Wisconsin with the intent of relocating the existing Green Bay branch in the third quarter of 2017.  The purchase contract was for $1.0 million, of which $10 thousand had been paid as of December 31, 2016.  The Company finalized the purchase of the building on February 28, 2017.

NOTE 24—SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2016, but prior to issuance that provided additional evidence about conditions that existed at December 31, 2016, have been recognized in the financial statements for the year ended December 31, 2016. Events or transactions that provided evidence about conditions that did not exist at December 31, 2016, but arose before the consolidated financial statements were issued have not been recognized in the consolidated financial statements for the year ended December 31, 2016.

On February 28, 2017, the Company finalized the purchase of a building in Green Bay, Wisconsin for $1.0 million in which it plans to relocate its existing Green Bay branch later in the third quarter of 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting: There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

REPORT BY COUNTY BANCORP, INC.’S MANAGEMENT

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2016, the Company maintained effective internal control over financial reporting based on those criteria. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act as we availed ourselves of the exemptions available to us under the JOBS Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be included in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of  Shareholders under the captions “Executive Compensation” and “Proposal 1: Election of Directors” is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 will be included in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of  Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” is incorporated herein by reference. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders under the captions “Corporate Governance Matters” and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders under the caption “Proposal 6: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

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

COUNTY BANCORP, INC

Date:	March 23, 2017	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy J. Schneider Timothy J. Schneider	President (principal executive officer) and Director	March 23, 2017

/s/ David D. Kohlmeyer	Interim Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 23, 2017
David D. Kohlmeyer
/s/ William C. Censky	Chairman of the Board and Director	March 23, 2017
William C. Censky
/s/ Mark R. Binversie	Director	March 23, 2017
Mark R. Binversie
/s/ Kathi P. Seifert	Director	March 23, 2017
Kathi P. Seifert
/s/ Lynn D. Davis	Director	March 23, 2017
Lynn D. Davis
/s/ Edson P. Foster	Director	March 23, 2017
Edson P. Foster
/s/ Wayne D. Mueller	Director	March 23, 2017
Wayne D. Mueller
/s/ Andrew J. Steimle	Director	March 23, 2017
Andrew J. Steimle
/s/ Kenneth R. Zacharias	Director	March 23, 2017
Kenneth R. Zacharias
/s/ Gary J. Ziegelbauer	Director	March 23, 2017
Gary Ziegelbauer
/s/ Rick Dercks	Director	March 23, 2017
Rick Dercks
/s/ Robert E. Matzke	Director	March 23, 2017
Robert E. Matzke

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger among County Bancorp, Inc., County Acquisition LLC, and Fox River Valley Bancorp, Inc. dated November 19, 2015.  (Incorporated by reference to County Bancorp, Inc.’s current report on Form 8-K filed on November 20, 2015) †

3.1

Amended and Restated Articles of Incorporation of County Bancorp, Inc. (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

3.2	Second Amended and Restated Bylaws of County Bancorp, Inc. as of January 17, 2017 (Incorporated by reference to County Bancorp, Inc.’s current report on Form 8-K filed on January 20, 2017)

4.1

Instruments Definition the Rights of Security Holders, Including Indentures.

County Bancorp, Inc., by signing this registration statement, agrees to furnish the SEC, upon its request, a copy of any instrument that defines the rights of holders of long-term debt of County Bancorp, Inc. and its consolidated and unconsolidated subsidiaries for which consolidated or unconsolidated financial statements are required to be filed and that authorizes total amount of securities not in excess of 10% of the total assets of County Bancorp, Inc. on a consolidated basis. (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

4.2	Form of Common Stock Certificate of County Bancorp, Inc. (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.1+

Amended and Restated Employment Agreement between Investors Community Bank and William C. Censky, effective as of November 5, 2014 (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.2+

Amended and Restated Employment Agreement between Investors Community Bank and Timothy J. Schneider, effective as of November 5, 2014 (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.3+

Amended and Restated Employment Agreement between Investors Community Bank and Mark R. Binversie, effective as of November 5, 2014 (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.4+	Transition Plan of Wayne Mueller (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.5+	Form of Investors Community Bank Salary Continuation Agreement (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.6+

Investors Community Bank Management Employees’ Elective Deferred Compensation Plan, as amended January 2013 (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.7+

County Bancorp, Inc. 2012 Equity Incentive Compensation Plan, amended and restated effective October 7, 2014 (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.8+

Form of 2012 County Bancorp, Inc. 2012 Equity Incentive Compensation Plan Award Agreement (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.9+	County Bancorp, Inc. 2016 Long Term Incentive Plan (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.10+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Stock Appreciation Right Award Agreement (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

Exhibit Number	Exhibit Description
10.11+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Stock Option Award Agreement (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.12+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Restricted Stock Award Agreement (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.13+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.14+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Nonqualified Stock Option Award Agreement (Incorporated by reference to County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.15+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Deferred Restricted Stock Unit Award Agreement (Incorporated by reference to County Bancorp, Inc.’s current report on Form 8-K filed on February 24, 2017)

10.16+	First Amendment to the County Bancorp, Inc. 2016 Long Term Incentive Plan, effective November 15, 2016 (Filed herewith)

10.17+	Amended and Restated Employment Agreement between Investors Community Bank and David A. Coggins, effective as of November 5, 2014 (Filed herewith)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Amended (Filed herewith)

32.1	Certification of the President pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schena Document (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (Filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith)

+	Indicates a management contract or compensation plan or arrangement.
†

Schedules and/or exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.