Form 10-Q
period 2017-03-31
County Bancorp, Inc.
filed 2017-05-09
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, the registrant had 6,619,119 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(Unaudited)

	March 31, 2017	December 31, 2016
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$31,185	$42,679
Securities available-for-sale, at fair value	115,431	123,437
FHLB Stock, at cost	4,124	5,688
Loans held for sale	2,841	1,162
Loans, net of allowance for loan losses of $13,428 as of March 31, 2017; $12,645 as of December 31, 2016	1,035,581	1,017,841
Premises and equipment, net	10,803	9,819
Loan servicing rights	9,059	9,264
Other real estate owned, net	6,995	3,161
Cash surrender value of bank owned life insurance	17,045	11,448
Deferred tax asset, net	5,643	5,486
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $501 as of March 31, 2017; $360 as of December 31, 2016	1,300	1,441
Accrued interest receivable and other assets	6,369	6,206
Total assets	$1,251,414	$1,242,670

LIABILITIES
Deposits:
Noninterest-bearing	$96,407	$118,657
Interest-bearing	884,910	858,861
Total deposits	981,317	977,518
Other borrowings	1,780	2,152
Advances from FHLB	110,300	107,895
Subordinated debentures	15,470	15,451
Accrued interest payable and other liabilities	8,473	8,366
Total liabilities	1,117,340	1,111,382

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at March 31, 2017 and December 31, 2016	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,048,093 shares issued and 6,615,232 shares outstanding at March 31, 2017; 7,018,248 shares issued and 6,586,335 shares outstanding at December 31, 2016	27	26
Surplus	50,982	50,553
Retained earnings	80,060	77,907
Treasury stock, at cost; 432,861 shares at March 31, 2017; 431,913 shares at December 31, 2016	(4,828)	(4,828)
Accumulated other comprehensive loss	(167)	(370)
Total shareholders' equity	134,074	131,288
Total liabilities and shareholders' equity	$1,251,414	$1,242,670

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$11,554	$8,730
Taxable securities	425	240
Tax-exempt securities	97	109
Federal funds sold and other	60	39
Total interest and dividend income	12,136	9,118

INTEREST EXPENSE
Deposits	2,437	1,812
FHLB advances and other borrowed funds	381	303
Subordinated debentures	120	66
Total interest expense	2,938	2,181
Net interest income	9,198	6,937
Provision for loan losses	761	812
Net interest income after provision for loan losses	8,437	6,125
NON-INTEREST INCOME
Services charges	325	277
Gain on sale of loans, net	25	100
Loan servicing fees	1,205	1,447
Other	161	113
Total non-interest income	1,716	1,937
NON-INTEREST EXPENSE
Employee compensation and benefits	4,057	3,001
Occupancy	177	93
Information processing	362	280
Write-down of other real estate owned	—	84
Other	1,299	1,133
Total non-interest expense	5,895	4,591
Income before income taxes	4,258	3,471
Income tax expense	1,626	1,295
NET INCOME	$2,632	$2,176

NET INCOME PER SHARE:
Basic	$0.39	$0.36
Diluted	$0.38	$0.35
Dividends paid per share	$0.06	$0.05

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net income	$2,632	$2,176
Other comprehensive income:
Unrealized gains on securities available-for-sale	333	669
Income tax expense	(130)	(261)
Total other comprehensive income	203	408
Comprehensive income	$2,835	$2,584

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024
Net income	—	—	—	2,176	—	—	2,176
Other comprehensive income	—	—	—	—	—	408	408
Stock compensation expense, net of tax	—	—	128	—	—	—	128
Cash dividends declared on common stock	—	—	—	(289)	—	—	(289)
Cash dividends declared on preferred stock	—	—	—	(81)	—	—	(81)
Cash dividends declared on SBLF preferred stock	—	—	—	(21)	—	—	(21)
Proceeds from exercise of common stock options (1,943 shares)	—	—	33	—	—	—	33
Balance at March 31, 2016	$8,000	$19	$34,878	$70,610	$(4,758)	$629	$109,378

Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288
Net income	—	—	—	2,632	—	—	2,632
Other comprehensive income	—	—	—	—	—	203	203
Stock compensation expense, net of tax	—	—	109	—	—	—	109
Cash dividends declared on common stock	—	—	—	(397)	—	—	(397)
Cash dividends declared on preferred stock	—	—	—	(82)	—	—	(82)
Proceeds from exercise of common stock options (22,657 shares)	—	1	320	—	—	—	321
Balance at March 31, 2017	$8,000	$27	$50,982	$80,060	$(4,828)	$(167)	$134,074

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31, 2017	March 31, 2016
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,632	$2,176
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	231	177
Amortization of core deposit intangible	141	—
Amortization of subordinated debentures	19	—
Provision for loan losses	761	812
Realized gain on sales of other real estate owned	(375)	—
Write-down of other real estate owned	—	84
Realized gain on sales of premises and equipment	(38)	(8)
Increase in cash surrender value of bank owned life insurance	(97)	(72)
Deferred income tax expense	(289)	(402)
Stock compensation expense, net	109	128
Net amortization of securities	256	134
Net change in:
Accrued interest receivable and other assets	(163)	(69)
Loans held for sale	(1,679)	5,221
Loan servicing rights	205	(150)
Accrued interest payable and other liabilities	107	(102)
Net cash provided by (used in) operating activities	1,820	7,929
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	10,438	4,128
Purchases of securities available for sale	(2,352)	—
Purchases (redemption) of FHLB stock	1,564	(217)
Purchases of bank owned life insurance	(5,500)
Loan originations and principal collections, net	(23,013)	(27,817)
Proceeds from sales of premises and equipment	75	13
Purchases of premises and equipment	(1,252)	(1,188)
Proceeds from sales of other real estate owned	1,052	—
Net cash used in investing activities	(18,988)	(25,081)
Cash flows from financing activities
Net decrease in demand and savings deposits	(34,072)	(30,117)
Net increase in certificates of deposits	37,871	51,072
Net change in other borrowings	(372)	(538)
Proceeds from FHLB advances	84,660	45,200
Repayment of FHLB advances	(82,255)	(28,200)
Proceeds from issuance of common stock	321	33
Redemption of SBLF preferred stock	—	(15,000)
Dividends paid on SBLF preferred stock	—	(21)
Dividends paid on preferred stock	(82)	(81)
Dividends paid on common stock	(397)	(289)
Net cash provided by financing activities	5,674	22,059
Net change in cash and cash equivalents	(11,494)	4,907
Cash and cash equivalents, beginning of period	42,679	14,907
Cash and cash equivalents, end of period	$31,185	$19,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,737	$2,023
Income taxes	$—	650
Noncash investing activities:
Transfer from loans to other real estate owned	$4,511	$159
Loans charged off	$17	$—

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2017 for the interim period.  The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results to be expected for the year ending December 31, 2017, or for any other period.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this update became effective beginning January 1, 2017 and did not have a significant impact the Company’s financial statements.

In March 2017, the FASB issued updated guidance codified within ASU-2017-08, Receivables – Nonrefundable Fees and Other Costs, which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities.  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted including adoption in an interim period.  The Company is currently evaluating the effects this ASU will have on its consolidated financial statements.

NOTE 2 – EARNINGS PER SHARE

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

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Net income from continuing operations	$2,632	$2,176
Less: preferred stock dividends	82	102
Income available to common shareholders for basic earnings per common share	$2,550	$2,074

Average number of common shares issued	7,319,565	6,560,578
Less: weighted average treasury shares	432,229	421,608
Less: weighted average nonvested equity incentive plan shares	291,574	359,885
Weighted average number of common shares outstanding	6,595,762	5,779,085
Effect of dilutive options	131,740	108,969
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,727,502	5,888,054

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of March 31, 2017 and December 31, 2016 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2017
Municipal securities	$41,218	$115	$(119)	$41,214
Mortgage-backed securities	70,859	306	(538)	70,627
Asset-backed securities	3,629	4	(43)	3,590
	$115,706	$425	$(700)	$115,431
December 31, 2016
U.S. government and agency securities	$1,000	$—	$—	$1,000
Municipal securities	45,638	57	(239)	45,456
Mortgage-backed securities	73,648	292	(632)	73,308
Asset-backed securities	3,761	3	(91)	3,673
	$124,047	$352	$(962)	$123,437

The amortized cost and fair value of securities at March 31, 2017 and December 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
March 31, 2017
Due in one year or less	$14,409	$14,370
Due from one to five years	22,765	22,802
Due from five to ten years	7,673	7,632
Due after ten years	—	—
Mortgage-backed securities	70,859	70,627
	$115,706	$115,431
December 31, 2016
Due in one year or less	$17,396	$17,311
Due from one to five years	25,960	25,912
Due from five to ten years	7,043	6,906
Due after ten years	—	—
Mortgage-backed securities	73,648	73,308
	$124,047	$123,437

There were no security sales for the three months ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, no securities were pledged to secure the FHLB advances besides FHLB stock of $4.1 million and $5.7 million, respectively.   At March 31, 2017 and December 31, 2016, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $10.9 million and $11.2 million, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2017
Municipal securities	$14,929	$(117)	$869	$(2)	$15,798	$(119)
Mortgage-backed securities	41,193	(538)	—	—	41,193	(538)
Asset-backed securities	2,725	(43)	—	—	2,725	(43)
	$58,847	$(698)	$869	$(2)	$59,716	$(700)
December 31, 2016
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	24,924	(236)	604	(3)	25,528	(239)
Mortgage-backed securities	48,719	(632)	—	—	48,719	(632)
Asset-backed securities	2,745	(91)	—	—	2,745	(91)
	$76,388	$(959)	$604	$(3)	$76,992	$(962)

The unrealized loss on the investments at March 31, 2017 and December 31, 2016 was due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016.

NOTE 4 – LOANS

The components of loans were as follows:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Agricultural loans	$629,049	$624,632
Commercial real estate loans	281,308	270,475
Commercial loans	90,744	89,944
Residential real estate loans	47,840	45,276
Installment and consumer other	68	159
Total gross loans	1,049,009	1,030,486
Allowance for loan losses	(13,428)	(12,645)
Loans, net	$1,035,581	$1,017,841

Changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016 were as follows:

March 31, 2017	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
Balance, beginning of year	$8,173	$2,762	$1,239	$470	$1	$12,645
Provision for loan losses	132	180	424	25	—	761
Loans charged off	—	—	(17)	—	—	(17)
Recoveries	—	13	26	—	—	39
Balance, end of period	$8,305	$2,955	$1,672	$495	$1	$13,428

March 31, 2016	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
Balance, beginning of year	$6,355	$2,237	$1,268	$533	$12	$10,405
Provision for loan losses	535	217	(97)	167	(10)	812
Loans charged off	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1
Balance, end of period	$6,891	$2,454	$1,171	$700	$2	$11,218

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$308	$7,997	$8,305
Commercial real estate loans	377	2,578	2,955
Commercial loans	882	790	1,672
Residential real estate loans	—	495	495
Installment and consumer other	—	1	1
Total ending allowance for loan losses	1,567	11,861	13,428
Loans:
Agricultural loans	9,354	619,695	629,049
Commercial real estate loans	4,212	277,096	281,308
Commercial loans	3,146	87,598	90,744
Residential real estate loans	66	47,774	47,840
Installment and consumer other	—	68	68
Total loans	16,778	1,032,231	1,049,009
Net loans	$15,211	$1,020,370	$1,035,581

	December 31, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$546	$7,627	$8,173
Commercial real estate loans	377	2,385	2,762
Commercial loans	413	826	1,239
Residential real estate loans	—	470	470
Installment and consumer other	—	1	1
Total ending allowance for loan losses	1,336	11,309	12,645
Loans:
Agricultural loans	13,044	611,588	624,632
Commercial real estate loans	4,952	265,523	270,475
Commercial loans	3,376	86,568	89,944
Residential real estate loans	68	45,208	45,276
Installment and consumer other	—	159	159
Total loans	21,440	1,009,046	1,030,486
Net loans	$20,104	$997,737	$1,017,841

The following table presents the aging of the recorded investment in past due loans at March 31, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due
	(dollars in thousands)
March 31, 2017
Agricultural loans	$266	$—	$6,098	$6,364	$622,685
Commercial real estate loans	645	—	2,710	3,355	277,953
Commercial loans	—	—	2,666	2,666	88,078
Residential real estate loans	—	—	—	—	47,840
Installment and consumer other	—	—	—	—	68
Total	$911	$—	$11,474	$12,385	$1,036,624

December 31, 2016
Agricultural loans	$12	$—	$9,680	$9,692	$614,940
Commercial real estate loans	—	287	2,710	2,997	267,478
Commercial loans	371	—	2,695	3,066	86,878
Residential real estate loans	—	—	—	—	45,276
Installment and consumer other	—	—	—	—	159
Total	$383	$287	$15,085	$15,755	$1,014,731

The following table lists information on nonaccrual, restructured, and certain past due loans at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$11,474	$15,085
Nonaccrual loans 30-89 days past due	645	371
Nonaccrual loans, less than 30 days past due	3,144	4,651
Restructured loans not on nonaccrual status	4,446	4,300
90 days or more past due and still accruing	—	—
Total	19,709	24,407

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Agricultural loans	$8,658	$12,323
Commercial real estate loans	3,580	4,340
Commercial loans	2,959	3,376
Residential real estate loans	66	68
Total	$15,263	$20,107

The average recorded investment in total impaired loans for the three months ended March 31, 2017 and for the year ended December 31, 2016 amounted to approximately $19.1 million and $25.9 million, respectively.  Impaired loans include nonaccrual loans, restructured loans, and loans that are 90 days or more past due and still accruing.  Interest income recognized on total impaired loans for the three months ended March 31, 2017 and for the year ended December 31, 2016 amounted to approximately $0.1 million and $0.4 million, respectively.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.3 million and $1.5 million for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $0.3 million and $0.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2017 and December 31, 2016, respectively.  The Company had no additional lending commitments at March 31, 2017 or December 31, 2016 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  There were no unfunded commitments on these loans at March 31, 2017 and December 31, 2016.  The following table presents the TDRs by loan class at March 31, 2017 and December 31, 2016:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
March 31, 2017
Agricultural loans	$4,262	$4,075	$8,337
Commercial real estate loans	645	322	967
Commercial loans	—	49	49
Total	$4,907	$4,446	$9,353

December 31, 2016
Agricultural loans	$7,947	$3,925	$11,872
Commercial real estate loans	1,400	325	1,725
Commercial loans	371	50	421
Total	$9,718	$4,300	$14,018

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2017		March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	1	$325	3	$5,351
Total	1	$325	3	$5,351

The following table provides the troubled debt restructurings for the three months ended March 31, 2017 and 2016 grouped by type of concession:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2017		March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Combination of extension of term and interest rate concessions	1	325	3	5,351
Total	1	$325	3	$5,351

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$496,288	$94,393	$13,436	$15,578	9,354	$629,049
Commercial real estate loans	227,648	32,326	4,153	12,969	4,212	281,308
Commercial loans	75,680	6,405	1,414	4,099	3,146	90,744
Residential real estate loans	43,768	4,006	—	—	66	47,840
Installment and consumer other	68	—	—	—	—	68
Total	$843,452	$137,130	$19,003	$32,646	$16,778	$1,049,009

	As of December 31, 2016
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$502,084	$84,801	$12,657	$12,046	$13,044	$624,632
Commercial real estate loans	225,038	27,368	378	12,739	4,952	270,475
Commercial loans	74,221	6,624	1,632	4,091	3,376	89,944
Residential real estate loans	40,556	4,151	501	—	68	45,276
Installment and consumer other	159	—	—	—	—	159
Total	$842,058	$122,944	$15,168	$28,876	$21,440	$1,030,486

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $582.0 million and $577.0 million at March 31, 2017 and December 31, 2016, respectively.  The fair value of these rights were approximately $12.2 million at both March 31, 2017 and December 31, 2016.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$9,264	$8,145
Additions	413	4,794
Disposals	(73)	(1,552)
Amortization	(545)	(2,123)
Balance, end of period	$9,059	$9,264

NOTE 6 – GOODWILL AND CORE DEPOSIT INTANGIBLE

The excess of the purchase price in an acquisition over the fair value of net assets acquired consists primarily of goodwill and the core deposit intangible. Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis. Core deposit intangible, which arose from value ascribed to the deposit base of a bank acquired, has an estimated finite life and is amortized on an accelerated basis to expense over a 66-month period.

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

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at March 31, 2017 and December 31, 2016.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangible was $501 thousand at March 31, 2017 and $360 thousand at December 31, 2016.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(501)	(360)
Net book value	$1,300	$1,441
Additions during the period	$—	$1,801

NOTE 7 – DEPOSITS

Deposits are summarized as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Demand deposits	$96,407	$118,657
Savings	250,475	262,296
Certificates of deposit	634,435	596,565
Total deposits	$981,317	$977,518

At March 31, 2017 and December 31, 2016, brokered deposits amounted to $211.7 million and $193.6 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $110.3 million and $107.9 million on March 31, 2017 and December 31, 2016, respectively. These advances, rates, and maturities were as follows:

			March 31,	December 31,
	Maturity	Rate	2017	2016
			(dollars in thousands)
Fixed rate, fixed term	01/03/2017	0.94%	-	595
Fixed rate, fixed term	02/27/2017	0.76%	-	5,000
Fixed rate, fixed term	03/15/2017	1.46%	-	2,000
Fixed rate, fixed term	05/10/2017	0.72%	10,000	-
Fixed rate, fixed term	06/16/2017	0.80%	10,000	10,000
Fixed rate, fixed term	08/11/2017	0.83%	5,000	5,000
Fixed rate, fixed term	11/15/2017	0.95%	3,800	3,800
Fixed rate, fixed term	12/29/2017	1.27%	3,000	3,000
Fixed rate, fixed term	01/02/2018	1.23%	1,000	1,000
Fixed rate, fixed term	01/12/2018	0.85%	8,000	8,000
Fixed rate, fixed term	02/12/2018	0.91%	5,000	5,000
Fixed rate, fixed term	04/23/2018	1.07%	2,300	2,300
Fixed rate, fixed term	06/18/2018	0.93%	10,000	10,000
Fixed rate, fixed term	07/16/2018	1.21%	762	762
Fixed rate, fixed term	07/16/2018	1.21%	1,038	1,038
Fixed rate, fixed term	08/20/2018	1.15%	1,000	1,000
Fixed rate, fixed term	08/20/2018	1.15%	800	800
Fixed rate, fixed term	08/20/2018	1.27%	2,200	2,200
Fixed rate, fixed term	12/31/2018	1.65%	3,000	3,000
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
			$110,300	$107,895

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans, certain securities available for sale, and stock of the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of March 31, 2017 and December 31, 2016.

Future maturities of borrowings were as follows:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
1 year or less	$45,800	$29,395
1 to 2 years	26,100	35,100
2 to 3 years	15,000	15,000
3 to 4 years	13,400	18,400
Over 4 years	10,000	10,000
	$110,300	$107,895

As of March 31, 2017 and December 31, 2016, the Bank also had a $50.0 million line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral, which totaled $10.9 million and $11.3 million at March 31, 2017 and December 31, 2016, respectively.  There were no outstanding advances included in other borrowings at March 31, 2017 and December 31, 2016, respectively.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At March 31, 2017 and December 31, 2016, the amounts of these borrowings were $1.6 million and $2.0 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our merger of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand, and the lease term expires in April 2018.  As of March 31, 2017, liability remaining under the capital lease was $155 thousand, and the amortization related to the lease was $34 thousand and was included in other non-interest expense.  As of December 31, 2016, liability remaining under the capital lease was $189 thousand, and the amortization related to the lease was $85 thousand and was included in other non-interest expense.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Balance outstanding at end of period	$1,780	$2,152
Average amount outstanding during the period	1,863	3,047
Maximum amount outstanding at any month end	1,825	3,930
Weighted average interest rate during the period	5.80%	5.30%
Weighted average interest rate at end of period	5.62%	5.32%

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of March 31, 2017, 21,196 options or shares of restricted stock have been granted under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of March 31, 2017 and changes in the Plan during the three months ended March 31, 2017 were as follows:

	March 31, 2017
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	291,059	$15.18
Granted	15,615	27.06
Exercised	(22,657)	12.80
Forfeited/expired	(4,868)	21.69
Outstanding, end of period	279,149	$15.93	$3,665
Options exercisable at period-end	179,533	$13.96	$2,711
Weighted-average fair value of options granted during the period (2)		$9.92

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the three months ended March 31, 2017 was as follows:

	March 31, 2017
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	38,593	$17.27
Granted	5,988	27.31
Vested	(2,416)	19.77
Forfeited/expired	(948)	27.31
Outstanding, end of period	41,217	$18.35

	March 31, 2017
	RSUs	Weighted Average Grant Price
Outstanding, beginning of year	—	$—
Granted	4,461	27.31
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	4,461	$27.31

For the three months ended March 31, 2017 and 2016, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $109 thousand and $128 thousand, respectively.

As of March 31, 2017, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.8 million and is expected to be recognized over a weighted average period of 1.9 years.

NOTE 10 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of March 31, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2017, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2017
Total Capital (to risk weighted assets):
Consolidated	$157,553	13.58%	$107,283	9.25%	Not applicable
Bank	152,729	13.18%	107,224	9.25%	$115,918	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	143,633	12.38%	84,087	7.25%	Not applicable
Bank	138,808	11.97%	84,040	7.25%	92,734	8.00%
Tier 1 Capital (to average assets):
Consolidated	143,633	11.67%	49,250	4.00%	Not applicable
Bank	138,808	11.28%	49,211	4.00%	61,514	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	120,163	10.36%	66,689	5.75%	Not applicable
Bank	138,808	11.97%	66,653	5.75%	75,347	6.50%

December 31, 2016
Total Capital (to risk weighted assets):
Consolidated	$154,335	13.59%	$97,949	8.625%	Not applicable
Bank	149,278	13.23%	97,295	8.625%	$112,805	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	141,206	12.43%	75,236	6.625%	Not applicable
Bank	136,148	12.07%	74,734	6.625%	90,244	8.00%
Tier 1 Capital (to average assets):
Consolidated	141,206	11.48%	49,183	4.00%	Not applicable
Bank	136,148	11.08%	49,144	4.00%	61,430	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	117,755	10.37%	58,201	5.125%	Not applicable
Bank	136,148	12.07%	57,813	5.125%	73,323	6.50%
(a)	The ratios for March 31, 2017 and December 31, 2016 include a capital conservation buffer of 1.25% and 0.625%, respectively.

The rules of the Basel III regulatory capital framework implemented a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer is subject to a three year phase-in period that began on

January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2017 is 1.25%.  At the present time, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

NOTE 11 – FAIR VALUE MEASUREMENTS

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, and both able and willing to transact.

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

Fair values of other interest-bearing deposits in banks are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

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

Commitments to Extend Credit and Standby Letters of Credit

As of March 31, 2017 and December 31, 2016, the carrying and fair values of the commitments to extend credit and standby letters of credit are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
March 31, 2017
Securities available for sale:
U.S. government and agency securities	$—	$—	$—	$—
Municipal securities	—	41,214	—	41,214
Mortgage-backed securities	—	70,627	—	70,627
Asset-backed securities	—	3,590	—	3,590
Total assets at fair value	$—	$115,431	$—	$115,431
December 31, 2016
Securities available for sale:
U.S. government and agency securities	$—	$1,000	$—	$1,000
Municipal securities	—	45,456	—	45,456
Mortgage-backed securities	—	73,308	—	73,308
Asset-backed securities	—	3,673	—	3,673
Total assets at fair value	$—	$123,437	$—	$123,437

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
March 31, 2017
Impaired loans	$—	$—	$15,211	$1,567
Other real estate owned	—	—	6,995	—
Total assets at fair value	$—	$—	$22,206	$1,567
December 31, 2016
Impaired loans	$—	$—	$20,104	$1,336
Other real estate owned	—	—	3,161	480
Total assets at fair value	$—	$—	$23,265	$1,816

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

March 31, 2017
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	14%-39% (25%)

December 31, 2016
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	7%-39% (21%)

*

Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. The types of collateral vary widely and could include accounts receivable, inventory, a variety of equipment, and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral, and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$31,185	$31,185	$42,679	$42,679	1
Securities available for sale	115,431	115,431	123,437	123,437	2
FHLB Stock	4,124	4,124	5,688	5,688	2
Loans, net of allowance for loan losses	1,035,581	1,039,016	1,017,841	1,022,391	3
Loans held for sale	2,841	2,841	1,162	1,162	3
Accrued interest receivable	3,371	3,371	3,151	3,151	2
Loan servicing rights	9,059	12,233	9,264	12,194	3
Financial liabilities:
Deposits:
Time	634,435	638,237	596,565	600,153	3
Other deposits	346,882	344,122	380,953	377,980	1
Other borrowings	1,780	1,780	2,152	2,152	3
Advances from FHLB	110,300	110,781	107,895	108,517	3
Subordinated debentures	15,470	15,470	15,451	15,451	3
Accrued interest payable	2,080	2,080	1,879	1,879	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Balance, beginning of period	$3,161	$2,872
Assets foreclosed	4,511	159
Write-down of other real estate owned	—	(84)
Net gain on sales of other real estate owned	375	—
Proceeds from sale of other real estate owned	(1,052)	—
Balance, end of period	$6,995	$2,947

Expenses (income) applicable to other real estate owned included in non-interest expense include the following:

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Net gain on sales of other real estate owned	$(375)	$—
Write-down of other real estate owned	—	84
Operating expenses, net of rental income	44	31
	$(331)	$115

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the first quarter of 2017, the Company purchased and began renovating a building in Green Bay, Wisconsin in which it plans to relocate its existing Green Bay branch.  The project is estimated to be completed during the third quarter of 2017 at a cost of $1.7 million, of which $1.2 had been incurred at March 31, 2017.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2017, but prior to May 9, 2017, that provided additional evidence about conditions that existed at March 31, 2017.

On April 14, 2017, the Company closed on the sale of its current branch location in Green Bay, Wisconsin, and immediately entered into a short-term lease of the same space until renovations of the new Green Bay branch are complete.  The branch was acquired in connection with the Fox River Valley merger in May 2016, and was sold at a loss of $0.3 million.

There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.  This report contains statements that constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “estimate,” “project,” “predict,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “may,” “might,” “should,” “indicate,” “will,” “would,” “could,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements are not historical facts and include statements of our goals, intentions, expectations, business plans, and operating strategies.

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•         adverse changes in economic conditions in our market area and to the agriculture market generally, dairy in particular;

•         adverse changes in the financial services industry and national and local real estate markets (including real estate values);

•         competition among depository and other financial institutions;

•         risks related to a high concentration of dairy-related collateral located in our market area;

•         credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•         changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity, our net interest margin, our funding sources and the value of our assets and liabilities;

•         our success in introducing new financial products;

•         our ability to attract and maintain deposits;

•         fluctuations in the demand for loans, which may be affected by numerous factors, including commercial conditions in our market areas and by declines in the value of real estate in our market areas;

•         changes in consumer spending, borrowing and saving habits that may affect deposit levels;

•         costs or difficulties related to the integration of the business of acquired entities and the risk that the anticipated benefits, cost savings and any other savings from such transactions may not be fully realized or may take longer than expected to realize;

•         our ability to enter new markets successfully and capitalize on growth opportunities;

•         any negative perception of our reputation or financial strength;

•         our ability to raise additional capital on acceptable terms when needed;

•         changes in laws or government regulations or policies affecting financial institutions, including increased costs of compliance with such laws and regulations;

•         changes in accounting policies and practices;

•         our ability to retain key members of our senior management team;

•         the failure or security breaches of computer systems on which we depend;

•         the ability of key third-party service providers to perform their obligations to us;

•         the impact of any claims or legal actions, including any effect on our reputation;

•         each of the factors and risks identified in the “Risk Factors” section included under Item 1A. of Part I of our most recent Annual Report on Form 10-K.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made only as of the date of this report, and County undertakes no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.

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

On May 13, 2016, the Company acquired Fox River Valley and its wholly owned banking subsidiary, The Business Bank.  The Company paid aggregate merger consideration of approximately $14.45 million in cash and 712,830 shares of the Company’s common stock.

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, which are Delaware statutory trusts.  The Bank is the sole shareholder of ICB Investment Corp., a Nevada corporation, and is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments, and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, and residential real estate loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets, earnings per share, and ratio of non-performing assets to total assets; we utilize non-GAAP metrics such as efficiency ratio, return on average common shareholders’ equity, income before provision for loan losses and income tax expense.  We are also required to maintain appropriate regulatory leverage and risk-based capital ratios.

Operational Overview

•	Total loans were $1.049 billion at March 31, 2017 compared to $1.030 billion at December 31, 2016, and $775.8 million at March 31, 2016, an increase of 1.8% and 35.2%, respectively.
•	Net interest income increased by $2.3 million from $6.9 million for the three months ended March 31, 2016, to $9.2 million for the three months ended March 31, 2017.
•	Net income for the three months ended March 31, 2017 was $2.6 million compared to $2.2 million for the three months ended March 31, 2016.
•

Income before provision for loan losses and income tax expense was $5.0 million for the three months ended March 31, 2017, compared to $4.3 million for the three months ended March 31, 2016, an increase of 16.3%.

Selected Financial Data

	Three Months Ended		Year Ended
	March 31, 2017	March 31, 2016	December 31, 2016
	(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$12,136	$9,118	$45,581
Interest expense	2,938	2,181	10,014
Net interest income	9,198	6,937	35,567
Provision for loan losses	761	812	2,959
Net interest income after provision for loan losses	8,437	6,125	32,608
Non-interest income	1,716	1,937	8,715
Non-interest expense	5,895	4,591	24,146
Income tax expense	1,626	1,295	6,483
Net income	$2,632	$2,176	$10,694

Per Common Share Data:
Basic earnings per common share	$0.39	$0.36	$1.65
Diluted earnings per common share	$0.38	$0.35	$1.61
Cash dividends per common share	$0.06	$0.05	$0.20
Book value per share, end of period	$19.06	$17.52	$18.72
Tangible book value per share, end of period (1)	$18.10	$17.52	$17.74
Weighted average common shares - basic	6,595,762	5,779,085	6,260,040
Weighted average common shares - diluted	6,727,502	5,888,054	6,415,204
Common shares outstanding, end of period	6,615,232	5,786,701	6,586,335

Selected Balance Sheet Data (at period end):
Total assets	$1,251,414	$909,557	$1,242,670
Securities available-for-sale	115,431	79,692	123,437
Total loans	1,049,009	775,848	1,030,486
Allowance for loan losses	(13,428)	(11,218)	(12,645)
Total deposits	981,317	693,181	977,518
Other borrowings and FHLB advances	112,080	86,852	110,047
Subordinated debentures	15,470	12,372	15,451
Total shareholders' equity	134,074	109,378	131,288

Performance Ratios:
Return on average assets	0.85%	0.97%	0.98%
Return on average common shareholders' equity (1)	8.09%	8.99%	9.51%
Equity to assets ratio	10.71%	12.03%	10.56%
Net interest margin	3.07%	3.19%	3.35%
Interest rate spread	2.88%	2.97%	3.16%
Non-interest income to average assets	0.55%	0.86%	0.80%
Non-interest expense to average assets	1.90%	2.04%	2.21%
Net overhead ratio (2)	1.35%	1.18%	1.41%
Efficiency ratio (1)	57.45%	50.79%	53.72%
Dividend payout ratio	15.79%	14.29%	12.42%

Asset Quality Ratios:
Non-performing loans to total loans	1.45%	2.52%	1.95%
Allowance for loan losses to:
Total loans	1.28%	1.45%	1.23%
Non-performing loans	87.98%	57.34%	62.89%
Net charge-offs to average loans	—	—	0.08%
Non-performing assets to total assets (3)	1.75%	2.47%	1.84%

	Three Months Ended		Year Ended
	March 31, 2017	March 31, 2016	December 31, 2016
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	10.08%	11.15%	9.92%
Tier 1 risk-based capital (Bank)	11.97%	12.28%	12.07%
Total risk-based capital (Bank)	13.18%	13.53%	13.23%
Tier 1 Common Equity ratio (Bank)	11.97%	12.28%	12.07%
Leverage ratio (Bank)	11.28%	11.51%	11.08%
(1)

Tangible book value per share, return on average common shareholders’ equity, and the efficiency ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of these financial measures to their most comparable GAAP measures.

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

	Three Months Ended		Year Ended
	March 31, 2017	March 31, 2016	December 31, 2016
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$5,895	$4,591	$24,146
Less: net gain (loss) on sales and write-downs of OREO	375	(84)	(358)
Adjusted non-interest expense (non-GAAP)	$6,270	$4,507	$23,788

Net interest income	$9,198	$6,937	$35,567
Non-interest income	1,716	1,937	8,715
Operating revenue	$10,914	$8,874	$44,282
Efficiency ratio	57.45%	50.79%	53.72%

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

	Three Months Ended		Year Ended
	March 31, 2017	March 31, 2016	December 31, 2016
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	7.85%	7.99%	8.99%
Effect of excluding average preferred shareholders' equity	0.24%	1.00%	0.52%
Return on average common shareholders' equity	8.09%	8.99%	9.51%

Tangible net book value per share is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to net book value allow investors to better assess our capital adequacy and net worth by removing the effect of intangible assets that are unrelated to our core business.

	Three Months Ended		Year Ended
	March 31, 2017	March 31, 2016	December 31, 2016
	(dollars in thousands, except per share data)
Tangible book value per share reconciliation:
Common equity	$126,074	$101,378	$123,288
Less: Goodwill	5,038	—	5,038
Less: Core deposit intangible, net of amortization	1,300	—	1,441
Tangible common equity	$119,736	$101,378	$116,809
Common shares outstanding	6,615,232	5,786,701	6,586,335
Tangible book value per share	$18.10	$17.52	$17.74

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 32.6% to $9.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016; the increase is primarily attributable to loan growth of 35.2% between the same periods mainly due to the merger with Fox River Valley that took place during the second quarter of 2016.  Interest income increased to $12.1 million for the first quarter of 2017 compared to $9.1 million for the first quarter of 2016.  Interest income from loans increased between the two periods despite a decrease in yield from 4.54% for the first quarter of 2016 to 4.43% for the first quarter of 2017.  The $3.0 million increase was partially offset by an increase in interest expense from $2.2 million for the first quarter of 2016 to $2.9 million for the first quarter of 2017, which was primarily the result of an increase in the volume of deposits and borrowings between the two periods.  The rates paid on deposits decreased from 1.18% for the first quarter of 2016 to 1.12% for the first quarter of 2017.  Non-interest income for the three months ended March 31, 2017 decreased 10.5% to $1.7 million from $1.9 million for the three months ended March 31, 2016, primarily as a result of a decrease in loan servicing fees due to a delay in the sale of secondary market loans resulting from procedural changes by the Farm Service Agency. Non-interest expense increased 28.3% to $5.9 million for the three months ended March 31, 2017 compared to $4.6 million for the same period in 2016.  The increase in non-interest expense is primarily due to increased operating costs associated with two additional branches acquired through the merger and a 35.0% increase in employee headcount since March 31, 2016, resulting in higher employee compensation and benefits.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities.  The following table reflects the components of net interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$118,825	$522	1.76%	$81,933	$349	1.70%
Loans (2)	1,043,454	11,554	4.43%	768,927	8,730	4.54%
Interest bearing deposits due from other banks	36,996	60	0.65%	19,114	39	0.82%
Total interest-earning assets	$1,199,275	$12,136	4.05%	$869,974	$9,118	4.19%

Allowance for loan losses	(13,047)			(10,835)
Other assets	52,894			41,085
Total assets	$1,239,122			$900,224

Liabilities
Savings, NOW, money market, interest checking	$258,080	$355	0.55%	$174,611	$209	0.48%
Time deposits	610,857	2,082	1.36%	440,228	1,603	1.46%
Total interest-bearing deposits	$868,937	$2,437	1.12%	$614,839	$1,812	1.18%
Other borrowings	1,863	27	5.80%	3,973	48	4.83%
FHLB advances	116,617	354	1.21%	83,142	255	1.23%
Junior subordinated debentures	15,470	120	3.10%	12,372	66	2.13%
Total interest-bearing liabilities	$1,002,887	$2,938	1.17%	$714,326	$2,181	1.22%

Non-interest bearing deposits	93,323			60,352
Other liabilities	8,838			7,824
Total liabilities	$1,105,048			$782,502

SBLF preferred stock (3)	-			8,736
Shareholders' equity	134,074			108,986
Total liabilities and equity	$1,239,122			$900,224

Net interest income		$9,198			$6,937
Interest rate spread (4)			2.88%			2.97%
Net interest margin (5)			3.07%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities	1.20			1.22

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)

The SBLF preferred stock refers to the 15,000 shares of our Series C noncumulative perpetual preferred stock issued to the U.S. Treasury through the U.S. Treasury’s Small Business Lending Fund Program, which were redeemed on February 23, 2016.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table present the effects of changing rates and volumes on our net interest income between the periods indicated.  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The net column represents the sum of the volume and rate columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2017 v. 2016
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$162	$11	$173
Loans	3,034	(210)	2,824
Federal funds sold and interest-bearing deposits with Banks	27	(6)	21
Total interest income	3,223	(205)	3,018
Interest Expense:
Savings, NOW, money market and interest checking	111	35	146
Time deposits	574	(95)	479
Other borrowings	(35)	14	(21)
FHLB advances	101	(2)	99
Junior subordinated debentures	19	35	54
Total interest expense	770	(13)	757
Net interest income	$2,453	$(192)	$2,261

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $761 thousand for the three months ended March 31, 2017 compared to a provision of $812 thousand for the three months ended March 31, 2016.  The decrease in the provision between these two periods is the result of an improvement in the qualitative economic factors we use to assess our portfolio.  Some of the qualitative economic factors we use to assess our portfolio include changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in concentrations of credit; changes in the value of underlying collateral for collateral dependent loans; economic factors including changes in economic or business conditions, including milk prices; and the effect of competition, legal and regulatory requirements on estimated credit losses. During the first quarter of 2017, we charged-off $17 thousand in loans and recovered $39 thousand in loans that had previously been written-off.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $13.4 million, or 1.28% of total loans, was appropriate as of March 31, 2017.  This is compared to an allowance for loan losses of $11.2 million, or 1.45% of total loans, at March 31, 2016, and $12.6 million, or 1.23% of total loans, at December 31, 2016.

Non-Interest Income

Non-interest income for the three months ended March 31, 2017 decreased by 11.4% from the three months ended March 31, 2016 of $1.9 million to $1.7 million.  The decrease was primarily the result of a decrease in loan servicing rights of $0.4 million which was due to a Farm Service Agency procedural change that has temporarily delayed our secondary market sale activity.  We believe this delay could impact our income related to servicing rights for six months to one year.  Loan servicing rights are included in loan servicing fees in our consolidated statement of operations.  The following table reflects the components of non-interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Service charges	$325	$277
Gain on sale of loans, net	25	100
Loan servicing fees	1,410	1,297
Loan servicing rights	(205)	150
Income on other real estate owned	18	5
Other	143	108
Total non-interest income	$1,716	$1,937

Non-Interest Expense

Non-interest expense increased 28.4% to $5.9 million for the three months ended March 31, 2017 compared to $4.6 million for the three months ended March 31, 2016.  The increase is primarily due to increased operating costs associated with the two additional branches acquired through the merger, including an increase of $141 thousand in amortization of core deposit intangible, and a 30.0% increase in employee compensation and benefits from the three months ended March 31, 2016 to the three months ended March 31, 2017.  In addition, during the first quarter of 2017, a $0.2 million severance package was paid to a former senior vice president.  The increase was partially offset, by the sale of two other real estate owned properties during the three months ended March 31, 2017, that resulted in a gain of $0.4 million.

The following table reflects the components of our non-interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Employee compensation and benefits	$4,057	$3,001
Occupancy	177	93
Information processing	362	280
Professional fees	414	309
Business development	170	140
FDIC assessment	92	137
Other real estate owned expenses	62	36
Write-down of other real estate owned	—	84
Net loss (gain) on other real estate owned	(375)	—
Depreciation and amortization	343	98
Other	593	413
Total non-interest expense	$5,895	$4,591

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

Income tax expense for the three months ended March 31, 2017 and 2016 was $1.6 million and $1.3 million, which represents an effective tax rate of 38.2% and 37.3%, respectively.

Financial Condition

Total assets increased $8.7 million, or 0.7%, from $1.2 billion at December 31, 2016 to $1.3 billion at March 31, 2017.  Total loan growth amounted to $18.5 million, or 1.8%, in the first quarter of 2017.  Other significant changes from December 31, 2016 to March 31, 2017 include a decrease in securities available-for-sale of $8.0 million and an increase in bank owned life insurance of $5.6 million.

Total liabilities increased $6.0 million, or 0.5%, with a balance of $1.1 billion at December 31, 2016 and March 31, 2017.  This increase is primarily attributed to increased borrowings associated with our increased loan demand and increased deposits.

Shareholders’ equity increased $2.8 million, or 2.1%, to $134.1 million at March 31, 2017 from $131.3 million at December 31, 2016.  This increase was due primarily to net income for the three months ended March 31, 2017 of $2.6 million, and the exercise of 22,657 shares of stock options during the first quarter of 2017, which were partially offset by the payment of $0.4 million of dividends of common stock during the first quarter of 2017.

Net Loans

Total net loans increased by $17.7 million, or 1.7%, from $1,017.8 million at December 31, 2016 to $1,035.6 million at March 31, 2017. This increase was driven primarily by commercial real estate loans growing $11.6 million or 3.2% and agricultural loans growing $4.4 million or 0.7% during the first quarter of 2017.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$629,049	59.9%	$624,632	60.6%
Commercial real estate loans	281,308	26.8%	270,475	26.3%
Commercial loans	90,744	8.7%	89,944	8.7%
Residential real estate loans	47,840	4.6%	45,276	4.4%
Installment and consumer other	68	0.0%	159	0.0%
Total gross loans	$1,049,009	100.0%	$1,030,486	100.0%
Allowance for loan losses	(13,428)		(12,645)
Loans, net	$1,035,581		$1,017,841

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

At March 31, 2017 and December 31, 2016, the allowance for loan losses was $13.4 million and $12.6 million, respectively, which resulted in a ratio of the allowance to total loans of 1.28% and 1.23%, respectively.  The overall increase in the allowance for loan losses, was the result of organic loan growth, partially offset by improved qualitative economic factors that we use to assess our portfolio.

Charge-offs and recoveries by loan category for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Balance, beginning of period	$12,645	$10,405
Loans charged off:
Agriculture loans	—	—
Commercial real estate loans	—	—
Commercial loans	17	—
Residential real estate loans	—	—
Installment and consumer other	—	—
Total loans charged off	$17	$—
Recoveries:
Agriculture loans	—	1
Commercial real estate loans	13	—
Commercial loans	26	—
Residential real estate loans	—	—
Installment and consumer other	—	—
Total recoveries	39	1
Net loans charged-off	$(22)	$(1)
Provision for loan losses	761	812
Allowance for loan losses, end of period	$13,428	$11,218

Selected loan quality ratios:
Net charge-offs to average loans	0.00%	0.00%
Allowance for loan losses to total loans (end of period)	1.28%	1.45%
Allowance for loan losses to non- performing assets and performing troubled debt restructurings (end of period)	51.05%	48.54%

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

Changes in the valuation allowances are reported with loan servicing fees on the Company’s consolidated statements of operations. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of loan servicing rights is netted against loan servicing fee income.

Information about the loan servicing portfolio is shown below:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Total loans	$1,049,009	$1,030,486
Less: nonqualified loan sales included below	(1,625)	(1,963)
Loans serviced:
Agricultural	568,808	562,843
Commercial	10,197	11,038
Commercial real estate	3,000	3,083
Total loans serviced	582,005	576,964
Total loans and loans serviced	$1,629,389	$1,605,487

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. Government and agency securities, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $115.4 million at March 31, 2017 from $123.4 million at December 31, 2016.  During the three months ended March 31, 2017, we recognized unrealized holding gains of $0.3 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$41,218	$41,214	$45,638	$45,456
Mortgage-backed securities	70,859	70,627	73,648	73,308
Asset-backed securities	3,629	3,590	3,761	3,673
U.S. Government and agency securities	—	—	1,000	1,000
Total available for sale	$115,706	$115,431	$124,047	$123,437

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

Deposit growth was 0.4% to $981.3 million at March 31, 2017 from $977.5 million at December 31, 2016.  Organic deposit growth has been slow in recent years due to strong competition in a market with compressed interest rates.  We anticipate continued competition as rates are projected to rise.  As of March 31, 2017 and December 31, 2016, the distribution by type of deposit accounts was as follows:

	March 31, 2017		December 31, 2016
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$424,981	43.3%	$404,667	41.4%
Brokered deposits	211,661	21.5%	193,613	19.8%
Money market accounts	196,828	20.1%	206,435	21.1%
Demand, noninterest-bearing	96,407	9.8%	118,657	12.1%
NOW accounts and interest checking	44,859	4.6%	48,727	5.0%
Savings	6,581	0.7%	5,419	0.6%
Total deposits	$981,317	100.0%	$977,518	100.0%

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

At March 31, 2017, advances from the FHLB were $110.3 million compared to $107.9 million at December 31, 2016.  This increase helped fund our loan growth as load demands outpaced deposit growth.  Our remaining borrowing capacity from the FHLB was $336.1 million at March 31, 2017.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $3.7 million for the three months ended March 31, 2017, compared to net cash provided by operating activities of $7.9 million for the three months ended March 31, 2016. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $13.4 million and $25.1 million for the three months ended March 31, 2017 and 2016, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, and FHLB advances was $5.7 million and $22.1 million for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $138.8 million, or 11.28% of adjusted average total assets, which is above the minimum level to be well-capitalized of $61.5 million, or 5.0% of adjusted average total assets, and total risk-based capital of $152.7 million, or 13.18% of risk-weighted assets, which is above the minimum level to be well-capitalized of $115.9 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At March 31, 2017, there were $77.0 million of retained earnings available for the payment of dividends by the Bank to us.  Management believes liquidity to be sufficient as of March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in “Risk Factors” in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As disclosed in the Company’s definitive proxy statement filed on April 27, 2017, the employment agreement between the Bank and William Censky, Chairman of the Company, was terminated effective December 31, 2016.  Beginning January 1, 2017, Mr. Censky is being compensated as a non-employee director and receives an annual retainer for service as the non-executive chairman of the Company’s board of directors.  Because Mr. Censky is still being compensated for serving as the Chairman of the Company’s board of directors, the Company does not deem the termination of his employment agreement to be a material change.  In connection with the termination of his employment agreement, Mr. Censky’s title changed from Executive Chairman to Chairman of the Company; however, his role and duties remain substantially unchanged.

Item 6. Exhibits.

Exhibit Number	Description

10.1

County Bancorp, Inc. Investors Community Bank Management Employees’ Elective Deferred Compensation Plan, as amended and restated April 18, 2017 (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s current report on Form 8-k (File no. 001-36808) filed on April 24, 2017)

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

County Bancorp, Inc.

Date: May 9, 2017	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: May 9, 2017	By:	/s/ David D. Kohlmeyer
David D. Kohlmeyer
Interim Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description

10.1

County Bancorp, Inc. Investors Community Bank Management Employees’ Elective Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s current report on Form 8-K (File no. 001-36808) filed on April 24, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document