Form 10-Q
period 2017-06-30
County Bancorp, Inc.
filed 2017-08-08
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2017, the registrant had 6,641,159 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$35,939	$42,679
Securities available-for-sale, at fair value	115,148	123,437
FHLB Stock, at cost	4,534	5,688
Loans held for sale	8,036	1,162
Loans, net of allowance for loan losses of $13,503 as of June 30, 2017; $12,645 as of December 31, 2016	1,062,165	1,017,841
Premises and equipment, net	9,342	9,819
Loan servicing rights	8,893	9,264
Other real estate owned, net	6,917	3,161
Cash surrender value of bank owned life insurance	17,159	11,448
Deferred tax asset, net	5,870	5,486
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $636 as of June 30, 2017; $360 as of December 31, 2016	1,165	1,441
Accrued interest receivable and other assets	6,428	6,206
Total assets	$1,286,634	$1,242,670

LIABILITIES
Deposits:
Noninterest-bearing	$102,569	$118,657
Interest-bearing	891,094	858,861
Total deposits	993,663	977,518
Other borrowings	1,443	2,152
Advances from FHLB	133,300	107,895
Subordinated debentures	15,487	15,451
Accrued interest payable and other liabilities	6,487	8,366
Total liabilities	1,150,380	1,111,382

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at June 30, 2017 and December 31, 2016	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,074,020 shares issued and 6,641,159 shares outstanding at June 30, 2017; 7,018,248 shares issued and 6,586,335 shares outstanding at December 31, 2016	27	26
Surplus	51,436	50,553
Retained earnings	81,636	77,907
Treasury stock, at cost; 432,861 shares at June 30, 2017; 431,913 shares at December 31, 2016	(4,828)	(4,828)
Accumulated other comprehensive loss	(17)	(370)
Total shareholders' equity	136,254	131,288
Total liabilities and shareholders' equity	$1,286,634	$1,242,670

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,328	$10,205	$23,882	$18,935
Taxable securities	460	355	885	595
Tax-exempt securities	83	90	180	199
Federal funds sold and other	81	50	141	89
Total interest and dividend income	12,952	10,700	25,088	19,818

INTEREST EXPENSE
Deposits	2,806	1,995	5,243	3,807
FHLB advances and other borrowed funds	464	332	845	635
Subordinated debentures	125	69	245	135
Total interest expense	3,395	2,396	6,333	4,577
Net interest income	9,557	8,304	18,755	15,241
Provision for loan losses	1,524	470	2,285	1,282
Net interest income after provision for loan losses	8,033	7,834	16,470	13,959
NON-INTEREST INCOME
Services charges	399	411	724	688
Gain on sale of loans, net	24	61	49	161
Loan servicing fees	1,270	2,132	2,475	3,579
Other	163	154	324	267
Total non-interest income	1,856	2,758	3,572	4,695
NON-INTEREST EXPENSE
Employee compensation and benefits	3,833	3,092	7,890	6,093
Occupancy	180	114	357	207
Information processing	397	1,477	759	1,757
Write-down of other real estate owned	78	—	78	84
Other	2,153	2,770	3,452	3,903
Total non-interest expense	6,641	7,453	12,536	12,044
Income before income taxes	3,248	3,139	7,506	6,610
Income tax expense	1,190	1,194	2,816	2,489
NET INCOME	$2,058	$1,945	$4,690	$4,121

NET INCOME PER SHARE:
Basic	$0.30	$0.31	$0.68	$0.67
Diluted	$0.29	$0.30	$0.68	$0.65
Dividends paid per share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$2,058	$1,945	$4,690	$4,121
Other comprehensive income:
Unrealized gains on securities available-for-sale	246	843	579	1,512
Income tax expense	(96)	(329)	(226)	(590)
Total other comprehensive income	150	514	353	922
Comprehensive income	$2,208	$2,459	$5,043	$5,043

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024
Net income	—	—	—	4,121	—	—	4,121
Other comprehensive income	—	—	—	—	—	922	922
Stock compensation expense, net of tax	—	—	236	—	—	—	236
Purchase of treasury stock (3,500 shares)	—	—	—	—	(70)	—	(70)
Cash dividends declared on common stock	—	—	—	(614)	—	—	(614)
Cash dividends declared on preferred stock	—	—	—	(161)	—	—	(161)
Cash dividends declared on SBLF preferred stock	—	—	—	(21)	—	—	(21)
Shares issued in the acquistion of Fox River Valley Bancorp, Inc. (712,830 shares)	—	7	14,249	—	—	—	14,256
Proceeds from exercise of common stock options (6,943 shares)	—	—	96	—	—	—	96
Balance at June 30, 2016	$8,000	$26	$49,298	$72,150	$(4,828)	$1,143	$125,789

Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288
Net income	—	—	—	4,690	—	—	4,690
Other comprehensive income	—	—	—	—	—	353	353
Stock compensation expense, net of tax	—	—	239	—	—	—	239
Cash dividends declared on common stock	—	—	—	(795)	—	—	(795)
Cash dividends declared on preferred stock	—	—	—	(166)	—	—	(166)
Proceeds from exercise of common stock options (48,584 shares)	—	1	644	—	—	—	645
Balance at June 30, 2017	$8,000	$27	$51,436	$81,636	$(4,828)	$(17)	$136,254

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	June 30, 2017	June 30, 2016
	(dollars in thousands)
Cash flows from operating activities
Net income	$4,690	$4,121
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	485	395
Amortization of core deposit intangible	276	54
Amortization of subordinated debentures	36	—
Provision for loan losses	2,285	1,282
Realized gain on sales of other real estate owned	(402)	(89)
Write-down of other real estate owned	78	84
Realized gain (loss) on sales of premises and equipment	290	(8)
Increase in cash surrender value of bank owned life insurance	(211)	(146)
Deferred income tax expense (benefit)	(613)	958
Stock compensation expense, net	239	236
Net amortization of securities	473	340
Net change in:
Accrued interest receivable and other assets	(222)	1,475
Loans held for sale	(6,874)	4,369
Loan servicing rights	371	(966)
Accrued interest payable and other liabilities	(1,879)	(1,833)
Net cash provided by (used in) operating activities	(978)	10,272
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	18,034	9,959
Purchases of securities available for sale	(9,636)	(5,310)
Redemption (purchases) of FHLB stock	1,154	(2,147)
Purchases of bank owned life insurance	(5,500)	—
Loan originations and principal collections, net	(51,121)	(71,600)
Proceeds from sales of premises and equipment	1,615	13
Purchases of premises and equipment	(1,911)	(1,383)
Proceeds from sales of other real estate owned	1,079	2,198
Net cash provided by business combination	—	12,320
Net cash used in investing activities	(46,286)	(55,950)
Cash flows from financing activities
Net decrease in demand and savings deposits	(59,849)	(55,444)
Net increase in certificates of deposits	75,993	72,802
Net change in other borrowings	(709)	(1,443)
Proceeds from FHLB advances	157,660	240,200
Repayment of FHLB advances	(132,255)	(188,350)
Payments to acquire treasury stock	—	(70)
Proceeds from issuance of common stock	645	96
Redemption of SBLF preferred stock	—	(15,000)
Dividends paid on SBLF preferred stock	—	(21)
Dividends paid on preferred stock	(166)	(161)
Dividends paid on common stock	(795)	(614)
Net cash provided by financing activities	40,524	51,995
Net change in cash and cash equivalents	(6,740)	6,317
Cash and cash equivalents, beginning of period	42,679	14,907
Cash and cash equivalents, end of period	$35,939	$21,224

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,143	$4,442
Income taxes	$4,775	3,720
Noncash investing activities:
Transfer from loans to other real estate owned	$4,512	$159
Loans charged off	$1,492	$905

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the six months ended June 30, 2017 for the interim period.  The results of operations for the three and six months ended June 30, 2017 may not necessarily be indicative of the results to be expected for the year ending December 31, 2017, or for any other period.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Entities should apply this amendment a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has developed a steering committee to implement this ASU, and is currently in the process of evaluating which methodology we will apply to its loan portfolio.  At this time, the effect this ASU will have on its consolidated financial statements is unknown.

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

In May 2017, the FASB issued updated guidance codified within ASU-2017-09, Compensation – Stock Compensation to provide clarity and reduce the diversity in practice and cost and complexity of applying the guidance when there is a change of terms condition of share-based awards.  The amendment is effective for fiscal years beginning after December 15, 2017, with early adoption permitted including adoption in an interim period.  The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial because modification to share-based awards are rarely made.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income from continuing operations	$2,058	$1,945	$4,690	$4,121
Less: preferred stock dividends	85	80	166	182
Income available to common shareholders for basic earnings per common share	$1,973	$1,865	$4,524	$3,939

Average number of common shares issued	7,328,282	6,878,374	7,323,885	6,768,899
Less: weighted average treasury shares	432,861	422,762	432,484	421,608
Less: weighted average nonvested equity incentive plan shares	266,186	384,585	278,810	372,235
Weighted average number of common shares outstanding	6,629,235	6,071,027	6,612,591	5,975,056
Effect of dilutive options	84,958	114,331	88,987	110,660
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,714,193	6,185,358	6,701,578	6,085,716

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of June 30, 2017 and December 31, 2016 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2017
Municipal securities	$38,553	$171	$(81)	$38,643
Mortgage-backed securities	73,130	359	(451)	73,038
Asset-backed securities	3,493	4	(30)	3,467
	$115,176	$534	$(562)	$115,148
December 31, 2016
U.S. government and agency securities	$1,000	$—	$—	$1,000
Municipal securities	45,638	57	(239)	45,456
Mortgage-backed securities	73,648	292	(632)	73,308
Asset-backed securities	3,761	3	(91)	3,673
	$124,047	$352	$(962)	$123,437

The amortized cost and fair value of securities at June 30, 2017 and December 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
June 30, 2017
Due in one year or less	$13,660	$13,632
Due from one to five years	19,470	19,512
Due from five to ten years	8,916	8,966
Due after ten years	—	—
Mortgage-backed securities	73,130	73,038
	$115,176	$115,148
December 31, 2016
Due in one year or less	$17,396	$17,311
Due from one to five years	25,960	25,912
Due from five to ten years	7,043	6,906
Due after ten years	—	—
Mortgage-backed securities	73,648	73,308
	$124,047	$123,437

There were no security sales for the six months ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, no securities were pledged to secure the FHLB advances besides FHLB stock of $4.5 million and $5.7 million, respectively.   At June 30, 2017 and December 31, 2016, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $10.6 million and $11.2 million, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2017
Municipal securities	$17,338	$(71)	$1,010	$(10)	$18,348	$(81)
Mortgage-backed securities	30,034	(316)	6,439	(135)	36,473	(451)
Asset-backed securities	—	—	2,669	(30)	2,669	(30)
	$47,372	$(387)	$10,118	$(175)	$57,490	$(562)
December 31, 2016
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	24,924	(236)	604	(3)	25,528	(239)
Mortgage-backed securities	48,719	(632)	—	—	48,719	(632)
Asset-backed securities	2,745	(91)	—	—	2,745	(91)
	$76,388	$(959)	$604	$(3)	$76,992	$(962)

The unrealized loss on the investments at June 30, 2017 and December 31, 2016 was due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

NOTE 4 – LOANS

The components of loans were as follows:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Agricultural loans	$643,978	$624,632
Commercial real estate loans	283,035	270,475
Commercial loans	97,571	89,944
Residential real estate loans	50,939	45,276
Installment and consumer other	145	159
Total gross loans	1,075,668	1,030,486
Allowance for loan losses	(13,503)	(12,645)
Loans, net	$1,062,165	$1,017,841

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 and 2016 were as follows:

June 30, 2017	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
Balance, beginning of year	$8,173	$2,762	$1,239	$470	$1	$12,645
Provision for loan losses	1,029	473	1,028	(246)	1	2,285
Loans charged off	—	(575)	(917)	—	—	(1,492)
Recoveries	1	36	28	—	—	65
Balance, end of period	$9,203	$2,696	$1,378	$224	$2	$13,503

June 30, 2016	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
Balance, beginning of year	$6,355	$2,237	$1,268	$533	$12	$10,405
Provision for loan losses	1,277	12	141	(143)	(5)	1,282
Loans charged off	(896)	—	—	(5)	(4)	(905)
Recoveries	2	1	6	—	—	9
Balance, end of period	$6,738	$2,250	$1,415	$385	$3	$10,791

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$657	$8,546	$9,203
Commercial real estate loans	18	2,678	2,696
Commercial loans	47	1,331	1,378
Residential real estate loans	—	224	224
Installment and consumer other	—	2	2
Total ending allowance for loan losses	722	12,781	13,503
Loans:
Agricultural loans	8,576	635,402	643,978
Commercial real estate loans	3,832	279,203	283,035
Commercial loans	1,131	96,440	97,571
Residential real estate loans	—	50,939	50,939
Installment and consumer other	—	145	145
Total loans	13,539	1,062,129	1,075,668
Net loans	$12,817	$1,049,348	$1,062,165

	December 31, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$546	$7,627	$8,173
Commercial real estate loans	377	2,385	2,762
Commercial loans	413	826	1,239
Residential real estate loans	—	470	470
Installment and consumer other	—	1	1
Total ending allowance for loan losses	1,336	11,309	12,645
Loans:
Agricultural loans	13,044	611,588	624,632
Commercial real estate loans	4,952	265,523	270,475
Commercial loans	3,376	86,568	89,944
Residential real estate loans	68	45,208	45,276
Installment and consumer other	—	159	159
Total loans	21,440	1,009,046	1,030,486
Net loans	$20,104	$997,737	$1,017,841

The following table presents the aging of the recorded investment in past due loans at June 30, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due
	(dollars in thousands)
June 30, 2017
Agricultural loans	$43	$—	$5,690	$5,733	$638,245
Commercial real estate loans	3,010	—	518	3,528	279,507
Commercial loans	—	—	1,131	1,131	96,440
Residential real estate loans	116	—	—	116	50,823
Installment and consumer other	—	—	—	—	145
Total	$3,169	$—	$7,339	$10,508	$1,065,160

December 31, 2016
Agricultural loans	$12	$—	$9,680	$9,692	$614,940
Commercial real estate loans	—	287	2,710	2,997	267,478
Commercial loans	371	—	2,695	3,066	86,878
Residential real estate loans	—	—	—	—	45,276
Installment and consumer other	—	—	—	—	159
Total	$383	$287	$15,085	$15,755	$1,014,731

The following table lists information on nonaccrual, restructured, and certain past due loans at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$7,339	$15,085
Nonaccrual loans 30-89 days past due	3,053	371
Nonaccrual loans, less than 30 days past due	2,020	4,651
Restructured loans not on nonaccrual status	4,523	4,300
90 days or more past due and still accruing	—	—
Total	16,935	24,407

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Agricultural loans	$7,736	$12,323
Commercial real estate loans	3,545	4,340
Commercial loans	1,131	3,376
Residential real estate loans	—	68
Total	$12,412	$20,107

The average recorded investment in total impaired loans for the six months ended June 30, 2017 and for the year ended December 31, 2016 amounted to approximately $17.5 million and $25.9 million, respectively.  Impaired loans include nonaccrual loans, restructured loans, and loans that are 90 days or more past due and still accruing.  Interest income recognized on total impaired loans for the six months ended June 30, 2017 and for the year ended December 31, 2016 amounted to approximately $0.2 million and $0.4 million, respectively.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.5 million and $1.5 million for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $0.6 million and $0.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2017 and December 31, 2016, respectively.  The Company had no additional lending commitments at June 30, 2017 or December 31, 2016 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  There were no unfunded commitments on these loans at June 30, 2017 and December 31, 2016.  The following table presents the TDRs by loan class at June 30, 2017 and December 31, 2016:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
June 30, 2017
Agricultural loans	$3,841	$4,158	$7,999
Commercial real estate loans	636	320	956
Commercial loans	—	45	45
Total	$4,477	$4,523	$9,000

December 31, 2016
Agricultural loans	$7,947	$3,925	$11,872
Commercial real estate loans	1,400	325	1,725
Commercial loans	371	50	421
Total	$9,718	$4,300	$14,018

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	3	$546	3	$5,515
Commercial real estate loans	—	—	2	559
Commercial loans	—	—	2	1,671
Total	3	$546	7	$7,745

The following table provides the troubled debt restructurings for the six months ended June 30, 2017 and 2016 grouped by type of concession:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	2	$221	—	$—
Combination of extension of term and interest rate concessions	1	325	3	5,515
Commercial real estate loans
Extension of interest-only payments	—	—	2	559
Commercial loans
Extension of interest-only payments	—	—	2	1,671
Total	3	$546	7	$7,745

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$469,488	$131,371	$9,351	$25,192	8,576	$643,978
Commercial real estate loans	228,088	33,907	7,235	9,973	3,832	283,035
Commercial loans	84,945	4,512	2,290	4,693	1,131	97,571
Residential real estate loans	47,034	3,905	—	—	—	50,939
Installment and consumer other	145	—	—	—	—	145
Total	$829,700	$173,695	$18,876	$39,858	$13,539	$1,075,668

	As of December 31, 2016
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$502,084	$84,801	$12,657	$12,046	$13,044	$624,632
Commercial real estate loans	225,038	27,368	378	12,739	4,952	270,475
Commercial loans	74,221	6,624	1,632	4,091	3,376	89,944
Residential real estate loans	40,556	4,151	501	—	68	45,276
Installment and consumer other	159	—	—	—	—	159
Total	$842,058	$122,944	$15,168	$28,876	$21,440	$1,030,486

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $589.0 million and $577.0 million at June 30, 2017 and December 31, 2016, respectively.  The fair value of these rights were approximately $12.2 million at both June 30, 2017 and December 31, 2016.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$9,264	$8,145
Additions	1,003	4,794
Disposals	(278)	(1,552)
Amortization	(1,096)	(2,123)
Balance, end of period	$8,893	$9,264

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

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at June 30, 2017 and December 31, 2016.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangible was $636 thousand at June 30, 2017 and $360 thousand at December 31, 2016.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(636)	(360)
Net book value	$1,165	$1,441
Additions during the period	$—	$1,801

NOTE 7 – DEPOSITS

Deposits are summarized as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Demand deposits	$102,569	$118,657
Savings	218,536	262,296
Certificates of deposit	672,558	596,565
Total deposits	$993,663	$977,518

At June 30, 2017 and December 31, 2016, brokered deposits amounted to $235.8 million and $193.6 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $133.3 million and $107.9 million on June 30, 2017 and December 31, 2016, respectively. These advances, rates, and maturities were as follows:

			June 30,	December 31,
	Maturity	Rate	2017	2016
			(dollars in thousands)
Fixed rate, fixed term	01/03/2017	0.94%	$—	$595
Fixed rate, fixed term	02/27/2017	0.76%	—	5,000
Fixed rate, fixed term	03/15/2017	1.46%	—	2,000
Fixed rate, fixed term	06/16/2017	0.80%	—	10,000
Fixed rate, fixed term	08/11/2017	0.83%	5,000	5,000
Fixed rate, fixed term	11/15/2017	0.95%	3,800	3,800
Fixed rate, fixed term	12/29/2017	1.27%	3,000	3,000
Fixed rate, fixed term	01/02/2018	1.23%	1,000	1,000
Fixed rate, fixed term	01/12/2018	0.85%	8,000	8,000
Fixed rate, fixed term	02/12/2018	0.91%	5,000	5,000
Fixed rate, fixed term	04/23/2018	1.07%	2,300	2,300
Fixed rate, fixed term	06/18/2018	0.93%	10,000	10,000
Fixed rate, fixed term	07/09/2018	1.41%	15,000	—
Fixed rate, fixed term	07/16/2018	1.21%	762	762
Fixed rate, fixed term	07/16/2018	1.21%	1,038	1,038
Fixed rate, fixed term	08/20/2018	1.15%	1,000	1,000
Fixed rate, fixed term	08/20/2018	1.15%	800	800
Fixed rate, fixed term	08/20/2018	1.27%	2,200	2,200
Fixed rate, fixed term	11/09/2018	1.47%	10,000	—
Fixed rate, fixed term	12/31/2018	1.65%	3,000	3,000
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	03/08/2019	1.54%	10,000	—
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	—
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
			$133,300	$107,895

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans, certain securities available for sale, and stock of the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of June 30, 2017 and December 31, 2016.

Future maturities of borrowings were as follows:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
1 year or less	$38,100	$29,395
1 to 2 years	48,800	35,100
2 to 3 years	15,000	15,000
3 to 4 years	26,400	18,400
Over 4 years	5,000	10,000
	$133,300	$107,895

As of June 30, 2017 and December 31, 2016, the Bank also had a $50.0 million line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral, which totaled $10.6 million and $11.3 million at June 30, 2017 and December 31, 2016, respectively.  There were no outstanding advances included in other borrowings at June 30, 2017 and December 31, 2016, respectively.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At June 30, 2017 and December 31, 2016, the amounts of these borrowings were $1.3 million and $2.0 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our merger of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand, and the lease term expires in April, 2018.  As of June 30, 2017, liability remaining under the capital lease was $118 thousand, and the amortization related to the lease was $71 thousand for the six months ended June 30, 2017.  As of December 31, 2016, liability remaining under the capital lease was $189 thousand, and the amortization related to the lease was $85 thousand for the year ended December 31, 2016.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Balance outstanding at end of period	$1,443	$2,152
Average amount outstanding during the period	1,734	3,047
Maximum amount outstanding at any month end	1,825	3,930
Weighted average interest rate during the period	5.88%	5.30%
Weighted average interest rate at end of period	5.97%	5.32%

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of June 30, 2017, 23,254 options or shares of restricted stock have been granted under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of June 30, 2017 and changes in the Plan during the six months ended June 30, 2017 were as follows:

	June 30, 2017
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	291,059	$15.18
Granted	17,673	26.74
Exercised	(48,584)	12.68
Forfeited/expired	(4,868)	21.69
Outstanding, end of period	255,280	$16.34	$1,955
Options exercisable at period-end	163,698	$14.54	$1,549
Weighted-average fair value of options granted during the period (2)		$9.77

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the six months ended June 30, 2017 was as follows:

	June 30, 2017
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	38,593	$17.27
Granted	5,988	27.31
Vested	(2,416)	19.77
Forfeited/expired	(948)	27.31
Outstanding, end of period	41,217	$18.35

	June 30, 2017
	RSUs	Weighted Average Grant Price
Outstanding, beginning of year	—	$—
Granted	8,691	25.53
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	8,691	$25.53

For the six months ended June 30, 2017 and 2016, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $239 thousand and $236 thousand, respectively.

As of June 30, 2017, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.8 million and is expected to be recognized over a weighted average period of 1.98 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of June 30, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2017, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2017
Total Capital (to risk weighted assets):
Consolidated	$159,881	13.32%	$111,003	9.25%	Not applicable
Bank	155,037	12.93%	110,945	9.25%	$119,940	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	145,771	12.15%	87,002	7.25%	Not applicable
Bank	140,927	11.75%	86,957	7.25%	95,952	8.00%
Tier 1 Capital (to average assets):
Consolidated	145,771	11.62%	50,167	4.00%	Not applicable
Bank	140,927	11.25%	50,129	4.00%	62,661	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	122,301	10.19%	69,002	5.75%	Not applicable
Bank	140,927	11.75%	68,966	5.75%	77,961	6.50%

December 31, 2016
Total Capital (to risk weighted assets):
Consolidated	$154,335	13.59%	$97,949	8.625%	Not applicable
Bank	149,278	13.23%	97,295	8.625%	$112,805	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	141,206	12.43%	75,236	6.625%	Not applicable
Bank	136,148	12.07%	74,734	6.625%	90,244	8.00%
Tier 1 Capital (to average assets):
Consolidated	141,206	11.48%	49,183	4.00%	Not applicable
Bank	136,148	11.08%	49,144	4.00%	61,430	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	117,755	10.37%	58,201	5.125%	Not applicable
Bank	136,148	12.07%	57,813	5.125%	73,323	6.50%
(a)	The ratios for June 30, 2017 and December 31, 2016 include a capital conservation buffer of 1.25% and 0.625%, respectively.

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

Commitments to Extend Credit and Standby Letters of Credit

As of June 30, 2017 and December 31, 2016, the carrying and fair values of the commitments to extend credit and standby letters of credit are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
June 30, 2017
Securities available for sale:
Municipal securities	$—	$38,643	$—	$38,643
Mortgage-backed securities	—	73,038	—	73,038
Asset-backed securities	—	3,467	—	3,467
Total assets at fair value	$—	$115,148	$—	$115,148
December 31, 2016
Securities available for sale:
U.S. government and agency securities	$—	$1,000	$—	$1,000
Municipal securities	—	45,456	—	45,456
Mortgage-backed securities	—	73,308	—	73,308
Asset-backed securities	—	3,673	—	3,673
Total assets at fair value	$—	$123,437	$—	$123,437

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
June 30, 2017
Impaired loans	$—	$—	$12,817	$722
Other real estate owned	—	—	6,917	78
Total assets at fair value	$—	$—	$19,734	$800
December 31, 2016
Impaired loans	$—	$—	$20,104	$1,336
Other real estate owned	—	—	3,161	480
Total assets at fair value	$—	$—	$23,265	$1,816

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

June 30, 2017
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	10%-41% (24%)

December 31, 2016
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	7%-39% (21%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,939	$35,939	$42,679	$42,679	1
Securities available for sale	115,148	115,148	123,437	123,437	2
FHLB Stock	4,534	4,534	5,688	5,688	2
Loans, net of allowance for loan losses	1,062,165	1,067,742	1,017,841	1,022,391	3
Loans held for sale	8,036	8,036	1,162	1,162	3
Accrued interest receivable	3,654	3,654	3,151	3,151	2
Loan servicing rights	8,893	12,192	9,264	12,194	3
Financial liabilities:
Deposits:
Time	672,558	677,996	596,565	600,153	3
Other deposits	321,105	320,883	380,953	377,980	1
Other borrowings	1,443	1,443	2,152	2,152	3
Advances from FHLB	133,300	134,265	107,895	108,517	3
Subordinated debentures	15,487	15,487	15,451	15,451	3
Accrued interest payable	2,069	2,069	1,879	1,879	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Balance, beginning of period	$6,995	$2,947	$3,161	$2,872
Assets foreclosed	—	—	4,511	159
Assets acquired	—	1,951	—	1,951
Write-down of other real estate owned	(78)	—	(78)	(84)
Net gain on sales of other real estate owned	27	89	402	89
Proceeds from sale of other real estate owned	(27)	(2,198)	(1,079)	(2,198)
Balance, end of period	$6,917	$2,789	$6,917	$2,789

Expenses (income) applicable to other real estate owned included in non-interest expense include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net gain on sales of other real estate owned	$(27)	$(89)	$(402)	$(89)
Write-down of other real estate owned	78	—	78	84
Operating expenses, net of rental income	25	48	69	79
	$76	$(41)	$(255)	$74

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the first quarter of 2017, the Company purchased and began renovating a building in Green Bay, Wisconsin in which to relocate its existing Green Bay branch.  The project was completed and the renovated branch opened on July 31, 2017.  The total project cost approximately $1.7 million, of which $1.5 had been incurred at June 30, 2017.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after June 30, 2017, but prior to August 8, 2017, that provided additional evidence about conditions that existed at June 30, 2017.

On July 24, 2017, the Company received approval from the Federal Deposit Insurance Corporation to dissolve the ICB Investment Corp. subsidiary.  Upon the dissolution, which is expected to be completed by December 31, 2017, the assets of the subsidiary will be transferred to the Bank.

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

Operational Overview

•

Net income for the three months ended June 30, 2017 was $2.1 million compared to $1.9 million for the three months ended June 30, 2016, and $4.7 million for the six months ended June 30, 2017 compared to $4.1 million for the six months ended June 30, 2016.

•	Net interest income increased by $3.5 million from $15.2 million for the six months ended June 30, 2016, to $18.8 million for the six months ended June 30, 2017.
•

Income before provision for loan losses and income tax expense was $4.8 million for the three months ended June 30, 2017, compared to $3.6 million for the three months ended June 30, 2016, and $9.8 million for the six months ended June 30, 2017, compared to $7.9 million for the six months ended June 30, 2016, an increase of 32.2% and 24.1%, respectively.

•	Total loans were $1.1 billion at June 30, 2017 compared to $1.0 billion at December 31, 2016, and $960.3 million at June 30, 2016, an increase of 4.4% and 12.0%, respectively.
•	Non-performing assets have decreased $3.9 million since December 31, 2016 to $18.9 million at June 30, 2017, a decrease of 17.2%, and have decreased $7.8 million, or 29.2%, since June 30, 2016.

Selected Financial Data

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	December 31, 2016
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$12,952	$10,700	$25,088	$19,818	$45,581
Interest expense	3,395	2,396	6,333	4,577	10,014
Net interest income	9,557	8,304	18,755	15,241	35,567
Provision for loan losses	1,524	470	2,285	1,282	2,959
Net interest income after provision for loan losses	8,033	7,834	16,470	13,959	32,608
Non-interest income	1,856	2,758	3,572	4,695	8,715
Non-interest expense	6,641	7,453	12,536	12,044	24,146
Income tax expense	1,190	1,194	2,816	2,489	6,483
Net income	$2,058	$1,945	$4,690	$4,121	$10,694

Per Common Share Data:
Basic earnings per common share	$0.30	$0.31	$0.68	$0.67	$1.65
Diluted earnings per common share	$0.29	$0.30	$0.68	$0.65	$1.61
Cash dividends per common share	$0.06	$0.05	$0.12	$0.10	$0.20
Book value per share, end of period	$19.31	$18.15	$19.31	$18.15	$18.72
Tangible book value per share, end of period (1)	$18.38	$17.07	$18.38	$17.07	$17.74
Weighted average common shares - basic	6,629,235	6,071,027	6,612,591	5,975,716	6,260,040
Weighted average common shares - diluted	6,714,193	6,185,358	6,701,578	6,085,716	6,415,204
Common shares outstanding, end of period	6,641,159	6,501,031	6,641,159	6,501,031	6,586,335

Selected Balance Sheet Data (at period end):
Total assets			$1,286,634	$1,160,589	$1,242,670
Securities available-for-sale			115,148	129,036	123,437
Total loans			1,075,668	960,310	1,030,486
Allowance for loan losses			(13,503)	(10,791)	(12,645)
Total deposits			993,663	892,535	977,518
Other borrowings and FHLB advances			134,743	120,797	110,047
Subordinated debentures			15,487	15,407	15,451
Total shareholders' equity			136,254	125,789	131,288

Performance Ratios:
Return on average assets	0.65%	0.75%	0.75%	0.85%	0.98%
Return on average common shareholders' equity (1)	6.15%	6.72%	7.13%	7.76%	9.51%
Equity to assets ratio	10.59%	10.84%	10.59%	10.84%	10.56%
Net interest margin	3.13%	3.32%	3.10%	3.26%	3.35%
Interest rate spread	2.92%	3.11%	2.90%	3.05%	3.16%
Non-interest income to average assets	0.59%	1.06%	0.57%	0.97%	0.80%
Non-interest expense to average assets	2.11%	2.86%	2.01%	2.48%	2.21%
Net overhead ratio (2)	1.52%	1.80%	1.43%	1.51%	1.41%
Efficiency ratio (1)	57.74%	68.18%	57.60%	60.44%	53.72%
Dividend payout ratio	20.69%	16.67%	17.65%	15.38%	12.42%

Asset Quality Ratios:
Non-performing loans to total loans	1.15%	2.49%	1.15%	2.49%	1.95%
Allowance for loan losses to:
Total loans	1.26%	1.12%	1.26%	1.12%	1.23%
Non-performing loans	108.79%	45.07%	108.79%	45.07%	62.89%
Net charge-offs to average loans	0.14%	0.10%	0.14%	0.11%	0.08%
Non-performing assets to total assets (3)	1.47%	2.30%	1.47%	2.30%	1.84%

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	December 31, 2016
	(unaudited)		(unaudited)
Capital Ratios:
Shareholders' common equity to assets	9.97%	10.15%	9.97%	10.15%	9.92%
Tier 1 risk-based capital (Bank)	11.75%	12.33%	11.75%	12.33%	12.07%
Total risk-based capital (Bank)	12.93%	13.41%	12.93%	13.41%	13.23%
Tier 1 Common Equity ratio (Bank)	11.75%	12.33%	11.75%	12.33%	12.07%
Leverage ratio (Bank)	11.25%	11.34%	11.25%	11.34%	11.08%
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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	December 31, 2016
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$6,641	$7,453	$12,536	$12,044	$24,146
Less: net gain (loss) on sales and write-downs of OREO	(51)	89	324	5	(358)
Adjusted non-interest expense (non-GAAP)	$6,590	$7,542	$12,860	$12,049	$23,788

Net interest income	$9,557	$8,304	$18,755	$15,241	$35,567
Non-interest income	1,856	2,758	3,572	4,695	8,715
Operating revenue	$11,413	$11,062	$22,327	$19,936	$44,282
Efficiency ratio	57.74%	68.18%	57.60%	60.44%	53.72%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	December 31, 2016
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	6.04%	6.53%	6.94%	7.23%	8.99%
Effect of excluding average preferred shareholders' equity	0.11%	0.19%	0.19%	0.53%	0.52%
Return on average common shareholders' equity	6.15%	6.72%	7.13%	7.76%	9.51%

Tangible net book value per share is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to net book value allow investors to better assess our capital adequacy and net worth by removing the effect of intangible assets that are unrelated to our core business.

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	December 31, 2016
	(dollars in thousands, except per share data)
Tangible book value per share reconciliation:
Common equity	$128,254	$117,789	$128,254	$117,789	$123,288
Less: Goodwill	5,038	5,038	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	1,165	1,747	1,165	1,747	1,441
Tangible common equity	$122,051	$111,004	$122,051	$111,004	$116,809
Common shares outstanding	6,641,159	6,501,031	6,641,159	6,501,031	6,586,335
Tangible book value per share	$18.38	$17.07	$18.38	$17.07	$17.74

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 15.1% to $9.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily attributable to loan growth of 12.0% between the same periods.  Interest income increased to $13.0 million for the second quarter of 2017 compared to $10.7 million for the second quarter of 2016.  Interest income from loans increased $2.1 million between the two periods despite a decrease in yield from 4.66% for the second quarter of 2016 to 4.63% for the second quarter of 2017.  The increase was partially offset by an increase in interest expense from $2.4 million for the second quarter of 2016 to $3.4 million for the second quarter of 2017, which was the result of both an increase in the volume of deposits and borrowings and an increase in the rates paid between the two periods.  The rates paid on deposits increased from 1.13% for the second quarter of 2016 to 1.28% for the second quarter of 2017.  Non-interest income for the three months ended June 30, 2017 decreased 32.7% to $1.9 million from $2.8 million for the three months ended June 30, 2016, primarily as a result of a decrease in loan servicing fees due to a fewer sales of secondary market loans resulting from procedural changes by the Farm Service Agency. Non-interest expense also decreased 10.9% to $6.6 million for the three months ended June 30, 2017 compared to $7.5 million for the same period in 2016.  The decrease in non-interest expense is primarily due to the elimination of one-time merger related expenses that occurred during the second quarter of 2016 in connection with our acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) in May 2016, offset by $0.7 million increase in employee compensation and benefits and a $0.3 million loss on the sale of our Green Bay, Wisconsin branch.

For the six months ended June 30, 2017, net interest income was $18.8 million, an increase of $3.5 million, or 23.1% from the six months ended June 30, 2016.  Non-interest income decreased to $3.6 million for the first two quarters of 2017 which represents a 23.9% decrease from the six month ended June 30, 2016, primarily from the previously discussed decrease in secondary market loan sales.  Non-interest expense increased to $12.5 million for the six months ended June 30, 2017, which is a slight increase from $12.0 million for the six months ended June 30, 2016, which is directly related to the approximately 35% increase in employees since the acquisition of Fox River Valley, and the related operating costs of the two Fox River Valley branches that were acquired in May 2016.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities.  The following table reflects the components of net interest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$113,453	$544	1.92%	$103,809	$445	1.71%
Loans (2)	1,064,808	12,328	4.63%	876,331	10,205	4.66%
Interest bearing deposits due from other banks	44,218	80	0.72%	21,651	50	0.92%
Total interest-earning assets	$1,222,479	$12,952	4.24%	$1,001,791	$10,700	4.27%

Allowance for loan losses	(14,162)			(11,276)
Other assets	52,639			53,636
Total assets	$1,260,956			$1,044,151

Liabilities
Savings, NOW, money market, interest checking	$235,196	$370	0.63%	$175,672	$232	0.53%
Time deposits	643,236	2,436	1.51%	528,228	1,763	1.34%
Total interest-bearing deposits	$878,432	$2,806	1.28%	$703,900	$1,995	1.13%
Other borrowings	1,605	23	5.73%	3,024	45	5.95%
FHLB advances	131,102	441	1.35%	105,658	287	1.09%
Junior subordinated debentures	15,470	125	3.23%	13,973	69	1.98%
Total interest-bearing liabilities	$1,026,609	$3,395	1.32%	$826,555	$2,396	1.16%

Non-interest bearing deposits	89,930			90,328
Other liabilities	8,162			8,121
Total liabilities	$1,124,701			$925,004

SBLF preferred stock (3)	-			-
Shareholders' equity	136,255			119,147
Total liabilities and equity	$1,260,956			$1,044,151

Net interest income		$9,557			$8,304
Interest rate spread (4)			2.92%			3.11%
Net interest margin (5)			3.13%			3.32%
Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.21

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$116,139	$1,065	1.83%	$92,871	$794	1.71%
Loans (2)	1,054,131	23,882	4.53%	822,629	18,935	4.60%
Interest bearing deposits due from other banks	40,607	141	0.69%	20,382	89	0.87%
Total interest-earning assets	$1,210,877	$25,088	4.14%	$935,882	$19,818	4.24%

Allowance for loan losses	(13,604)			(11,056)
Other assets	52,766			47,361
Total assets	$1,250,039			$972,187

Liabilities
Savings, NOW, money market, interest checking	246,638	725	0.59%	175,141	441	0.50%
Time deposits	627,046	4,518	1.44%	484,228	3,366	1.39%
Total interest-bearing deposits	$873,684	$5,243	1.20%	$659,369	$3,807	1.15%
Other borrowings	1,734	51	5.88%	3,498	93	5.33%
FHLB advances	123,860	794	1.28%	94,400	542	1.15%
Junior subordinated debentures	15,470	245	3.17%	13,172	135	2.05%
Total interest-bearing liabilities	$1,014,748	$6,333	1.24%	$770,439	$4,577	1.19%

Non-interest bearing deposits	91,626			75,340
Other liabilities	8,500			7,973
Total liabilities	1,114,874			853,752

SBLF preferred stock (3)	-			4,368
Shareholders' equity	135,165			114,067
Total liabilities and equity	$1,250,039			$972,187

Net interest income		$18,755			$15,241
Interest rate spread (4)			2.90%			3.05%
Net interest margin (5)			3.10%			3.26%
Ratio of interest-earning assets to interest -bearing liabilities	1.19			1.21

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
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

	Three Months Ended June 30, 2017 v. 2016
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$44	$55	$99
Loans	2,182	(59)	2,123
Federal funds sold and interest-bearing deposits with banks	38	(8)	30
Total interest income	2,264	(12)	2,252
Interest Expense:
Savings, NOW, money market and interest checking	88	50	138
Time deposits	416	257	673
Other borrowings	(20)	(2)	(22)
FHLB advances	78	76	154
Junior subordinated debentures	8	48	56
Total interest expense	570	429	999
Net interest income	$1,694	$(441)	$1,253

	Six Months Ended June 30, 2017 v. 2016
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$210	$61	$271
Loans	5,240	(293)	4,947
Federal funds sold and interest-bearing deposits with banks	65	(13)	52
Total interest income	5,515	(245)	5,270
Interest Expense:
Savings, NOW, money market and interest checking	201	83	284
Time deposits	1,025	127	1,152
Other borrowings	(53)	11	(42)
FHLB advances	183	69	252
Junior subordinated debentures	27	83	110
Total interest expense	1,383	373	1,756
Net interest income	$4,132	$(618)	$3,514

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $1.5 million for the three months ended June 30, 2017 compared to a provision of $0.5 million for the three months ended June 30, 2016.  The increase in the provision between these two periods is primarily the result of a $1.5 million charge-off from one commercial customer relationship.

For the six months ended June 30, 2017, the provision for loan losses was $2.3 million compared to $1.3 million for the six months ended June 30, 2016.  Despite the increase in the provision, overall credit quality remains strong year-over-year.  The specific reserve related to impaired loans decreased 59.9% from $1.8 million at June 30, 2016 to $0.7 million at June 30, 2017.  In addition non-performing assets have decreased $7.8 million since June 30, 2016 to $18.9 million at June 30, 2017, and improvement of 29.2%.  As a percentage of total loans, non-performing assets has improved to 1.76% at June 30, 2017 from 2.78% at June 30, 2016, which is the lowest level since December, 2013.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $13.5 million, or 1.26% of total loans, was appropriate as of June 30, 2017.  This is compared to an allowance for loan losses of $10.8 million, or 1.12% of total loans, at June 30, 2016, and $12.6 million, or 1.23% of total loans, at December 31, 2016.

Non-Interest Income

Non-interest income for the three months ended June 30, 2017 decreased by 32.7% from the three months ended June 30, 2016 from $2.8 million to $1.9 million.  The decrease was the result of a decrease in loan servicing rights of $1.0 million which was due to a Farm Service Agency procedural change that has delayed our secondary market sale activity and a slowdown in farm expansions.

For the six months ended June 30, 2017, non-interest income decreased by 23.9% from $4.7 million to $3.6 million. As noted above, the decrease was the result of a decrease in loan servicing rights.

Loan servicing rights are included in loan servicing fees in our consolidated statement of operations.  The following table reflects the components of non-interest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Service charges	$399	$411	$724	$688
Gain on sale of loans, net	24	61	49	161
Loan servicing fees	1,437	1,316	2,847	2,613
Loan servicing rights	(167)	816	(372)	966
Income on other real estate owned	20	9	38	14
Other	143	145	286	253
Total non-interest income	$1,856	$2,758	$3,572	$4,695

Non-Interest Expense

Non-interest expense decreased 10.9% to $6.6 million for the three months ended June 30, 2017 compared to $7.5 million for the three months ended June 30, 2016. The decrease is due merger related to information processing and other costs associated with the acquisition of Fox River Valley Bancorp, Inc. in 2016 of $1.5 million, which were partially offset by increased operating costs associated with the two additional branches acquired through the merger, including an increase of $141 thousand in amortization of core deposit intangible, and a 24.0% increase in employee compensation and benefits from the three months ended June 30, 2016 to the three months ended June 30, 2017. Additionally, during the three months ended June 30, 2017 a loss of $0.3 million was recorded on the sale of a branch building.

For the six months ended June 30, 2017, non-interest expense increased by 4.1% to $12.5 million from $12.0 million for the six months ended June 30, 2016. As noted above, the increase is primarily the result of increased operating costs associated with two additional branches acquired through the merger, including an increase of $282 thousand in amortization of core deposit intangible and a 29.5% increase in employee compensation and benefits from the six months ended June 30, 2016. In addition, during the first quarter of 2017, a $0.2 million severance package was paid to a former senior vice president.

The following table reflects the components of our non-interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Employee compensation and benefits	$3,833	$3,092	$7,890	$6,093
Occupancy	180	114	357	207
Information processing	397	1,477	759	1,757
Professional fees	423	725	837	1,034
Business development	286	145	456	285
FDIC assessment	96	124	188	261
Other real estate owned expenses	44	57	107	93
Write-down of other real estate owned	78	—	78	84
Net loss (gain) on other real estate owned	(27)	(89)	(402)	(89)
Depreciation and amortization	323	187	666	282
Other	1,008	1,621	1,600	2,037
Total non-interest expense	$6,641	$7,453	$12,536	$12,044

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

Income tax expense for the six months ended June 30, 2017 and 2016 was $2.8 million and $2.5 million, which represents an effective tax rate of 37.5% and 37.7%, respectively.

Financial Condition

Total assets increased $44.0 million, or 3.5%, from $1.2 billion at December 31, 2016 to $1.3 billion at June 30, 2017.  Total loan growth amounted to $45.2 million, a 4.4% increase, in the first half of 2017. Other significant changes from December 31, 2016 to June 30, 2017 include a decrease in securities available-for-sale of $8.3 million and an increase in bank owned life insurance of $5.7 million.

Total liabilities increased $39.0 million, or 3.5%, from $1.1 billion at December 31, 2016 to $1.2 million at June 30, 2017.  This increase is primarily attributed to increased deposits and borrowings associated with our increased loan demand.

Shareholders’ equity increased $5.0 million, or 3.8%, to $136.3 million at June 30, 2017 from $131.3 million at December 31, 2016.  This increase was due primarily to net income for the six months ended June 30, 2017 of $4.7 million, and the exercise of 48,584 shares of stock options during the first half of 2017, which were partially offset by the payment of $0.8 million of dividends on common stock during the first half of 2017.

Net Loans

Total net loans increased by $44.4 million, or 4.4%, from $1.0 billion at December 31, 2016 to $1.1 billion at June 30, 2017. This increase was driven primarily by commercial real estate loans growing $12.6 million or 4.6% and agricultural loans growing $19.3 million or 3.1% during the first six months of 2017.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$643,978	59.9%	$624,632	60.6%
Commercial real estate loans	283,035	26.3%	270,475	26.3%
Commercial loans	97,571	9.1%	89,944	8.7%
Residential real estate loans	50,939	4.7%	45,276	4.4%
Installment and consumer other	145	0.0%	159	0.0%
Total gross loans	$1,075,668	100.0%	$1,030,486	100.0%
Allowance for loan losses	(13,503)		(12,645)
Loans, net	$1,062,165		$1,017,841

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

At June 30, 2017 and December 31, 2016, the allowance for loan losses was $13.5 million and $12.6 million, respectively, which resulted in a ratio of the allowance to total loans of 1.26% and 1.23%, respectively.  The overall increase in the allowance for loan losses, was the result of organic loan growth and decline in qualitative economic factor we use to assess our portfolio.

Charge-offs and recoveries by loan category for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Balance, beginning of period	$13,428	$11,218	$12,645	$10,405
Loans charged off:
Agriculture loans	—	896	—	896
Commercial real estate loans	575	5	575	5
Commercial loans	900	—	917	—
Residential real estate loans	—	—	—	—
Installment and consumer other	—	4	—	4
Total loans charged off	$1,475	$905	$1,492	$905
Recoveries:
Agriculture loans	1	1	1	2
Commercial real estate loans	23	1	36	1
Commercial loans	2	6	28	6
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total recoveries	26	8	65	9
Net loans charged-off	$1,449	$897	$1,427	$896
Provision for loan losses	1,524	470	2,285	1,282
Allowance for loan losses, end of period	$13,503	$10,791	$13,503	$10,791

Selected loan quality ratios:
Net charge-offs to average loans	0.14%	0.10%	0.14%	0.11%
Allowance for loan losses to total loans (end of period)	1.26%	1.12%	1.26%	1.12%
Allowance for loan losses to non- performing assets and performing troubled debt restructurings (end of period)	57.57%	35.60%	57.57%	35.60%

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

Information about the loan servicing portfolio is shown below:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Total loans	$1,075,668	$1,030,486
Less: Nonqualified loan sales included below	(1,325)	(1,963)
Loans serviced:
Agricultural	567,167	562,843
Commercial	18,855	11,038
Commercial real estate	2,943	3,083
Total loans serviced	588,965	576,964
Total loans and loans serviced	$1,663,308	$1,605,487

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. Government and agency securities, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $115.1 million at June 30, 2017 from $123.4 million at December 31, 2016.  During the six months ended June 30, 2017, we recognized unrealized holding gains of $0.6 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$38,553	$38,643	$45,638	$45,456
Mortgage-backed securities	73,130	73,038	73,648	73,308
Asset-backed securities	3,493	3,467	3,761	3,673
U.S. Government and agency securities	—	—	1,000	1,000
Total available for sale	$115,176	$115,148	$124,047	$123,437

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

Deposit growth was 1.7% to $993.7 million at June 30, 2017 from $977.5 million at December 31, 2016.  Organic deposit growth has been slow in recent years due to strong competition in a market with compressed interest rates.  We anticipate continued

competition as rates are projected to rise.  As of June 30, 2017 and December 31, 2016, the distribution by type of deposit account was as follows:

	June 30, 2017		December 31, 2016
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$437,710	44.1%	$404,667	41.4%
Brokered deposits	235,785	23.7%	193,613	19.8%
Money market accounts	164,061	16.5%	206,435	21.1%
Demand, noninterest-bearing	102,569	10.3%	118,657	12.1%
NOW accounts and interest checking	47,811	4.8%	48,727	5.0%
Savings	5,727	0.6%	5,419	0.6%
Total deposits	$993,663	100.0%	$977,518	100.0%

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

At June 30, 2017, advances from the FHLB were $133.3 million compared to $107.9 million at December 31, 2016.  This increase helped fund our loan growth as load demands outpaced deposit growth.  Our remaining borrowing capacity from the FHLB was $332.9 million at June 30, 2017.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $1.0 million for the six months ended June 30, 2017, compared to net cash provided by operating activities of $10.3 million for the six months ended June 30, 2016. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $46.3 million and $56.0 million for the six months ended June 30, 2017 and 2016, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, and FHLB advances was $40.5 million and $52.0 million for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $140.9 million, or 11.25% of adjusted average total assets, which is above the minimum level to be well-capitalized of $62.7 million, or 5.0% of adjusted average total assets, and total risk-based capital of $155.0 million, or 12.93% of risk-weighted assets, which is above the minimum level to be well-capitalized of $119.9 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At June 30, 2017, there were $82.2 million of retained earnings available for the payment of dividends by the Bank to the holding company.  Management believes liquidity to be sufficient as of June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended June 30, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 7, 2017, the Company and the Bank entered into revised employment agreements with Timothy J. Schneider, President of the Company and Chief Executive Officer of the Bank, Mark R. Binversie, President of the Bank, and David A. Coggins, Executive Vice President and Chief Banking Officer of the Bank, (the “Named Executive Officers”).  The revised employment agreements supersede the Named Executive Officers’ previous agreements.

The employment agreements have an initial term through December 31, 2020 for Messrs. Schneider and Binversie and December 31, 2017 for Mr. Coggins.  Following the initial term the agreements will automatically renew for successive one year terms unless notice of non-renewal is provided at least 90 days prior to the end of the then existing term.  The employment agreements provide for an annual base salary of $371,830, $245,000, and $245,000, for Messrs. Schneider, Binversie and Coggins, respectively, annual incentive award opportunities and an opportunity for the Named Executive Officers to participate in other employee and fringe benefits on the same basis as is generally available for other similarly situated senior executives of the Company.

Per the terms of the employment agreements, each of the Named Executive Officers will be entitled to severance payments in the event of a termination by the Company and the Bank without cause or by the Named Executive Officer for good reason.  The Named Executive Officers will be entitled to enhanced and accelerated severance payments if such termination occurs within the 6 months preceding, or 24 months following a change in control.  The employment agreements provide for non-compete and non-solicitation restrictive covenants in the event of a termination of employment for any reason.

The foregoing description of the employment agreements for Messrs. Schneider, Binversie and Coggins is qualified in its entirety by the terms and conditions of such documents, which are filed as Exhibits 10.2, 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q.

As disclosed in the Company’s Form 8-K filed on July 20, 2017, an employment agreement between the Bank and Glen L. Stiteley was signed on July 18, 2017.  Effective August 15, 2017, Mr. Stiteley will become Treasurer and Chief Financial Officer of the Company and Executive Vice President, Chief Financial Officer, and Treasurer of the Bank.

The 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) date has been changed by more than 30 days from the anniversary of the Company’ 2016 annual meeting of shareholders, which was held on June 20, 2017.  The 2017 Annual Meeting will be held at Silver Lake College Franciscan Center Atrium, 2406 S. Alverno Rd., Manitowoc, WI 54220, on May 15, 2018 at 6:00 p.m., Central Daylight time.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Employment Agreement dated July 18, 2017, by and among County Bancorp, Inc., Investors Community Bank and

Glen L. Stiteley (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s current report on Form 8-K (File no. 001-36808) filed on July 20, 2017)

10.2	Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and Timothy J. Schneider.

10.3	Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and Mark R. Binversie.

10.4	Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and David A. Coggins.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: August 8, 2017	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: August 8, 2017	By:	/s/ David D. Kohlmeyer
David D. Kohlmeyer
Interim Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description

10.1

Employment Agreement dated July 18, 2017, by and among County Bancorp, Inc., Investors Community Bank and

Glen L. Stiteley (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s current report on Form 8-K (File no. 001-36808) filed on July 20, 2017)

10.2	Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and Timothy J. Schneider.

10.3	Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and Mark R. Binversie.

10.4	Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and David A. Coggins.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document