Form 10-Q
period 2017-09-30
County Bancorp, Inc.
filed 2017-11-08
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017, the registrant had 6,673,381 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30, 2017	December 31, 2016
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$71,795	$42,679
Securities available-for-sale, at fair value	107,242	123,437
FHLB Stock, at cost	4,309	5,688
Loans held for sale	2,054	1,162
Loans, net of allowance for loan losses of $13,625 as of September 30, 2017; $12,645 as of December 31, 2016	1,112,976	1,017,841
Premises and equipment, net	9,598	9,819
Loan servicing rights	8,986	9,264
Other real estate owned, net	6,974	3,161
Cash surrender value of bank owned life insurance	17,274	11,448
Deferred tax asset, net	5,218	5,486
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $403 as of September 30, 2017; $360 as of December 31, 2016	1,038	1,441
Accrued interest receivable and other assets	6,823	6,206
Total assets	$1,359,325	$1,242,670

LIABILITIES
Deposits:
Noninterest-bearing	$118,815	$118,657
Interest-bearing	947,279	858,861
Total deposits	1,066,094	977,518
Other borrowings	1,352	2,152
Advances from FHLB	128,300	107,895
Subordinated debentures	15,506	15,451
Accrued interest payable and other liabilities	8,344	8,366
Total liabilities	1,219,596	1,111,382

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at September 30, 2017 and December 31, 2016	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,074,020 shares issued and 6,657,601 shares outstanding at September 30, 2017; 7,018,248 shares issued and 6,586,335 shares outstanding at December 31, 2016	27	26
Surplus	51,806	50,553
Retained earnings	84,751	77,907
Treasury stock, at cost; 432,861 shares at September 30, 2017; 431,913 shares at December 31, 2016	(4,828)	(4,828)
Accumulated other comprehensive loss	(27)	(370)
Total shareholders' equity	139,729	131,288
Total liabilities and shareholders' equity	$1,359,325	$1,242,670

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$13,070	$12,245	$36,952	$31,180
Taxable securities	461	426	1,346	1,021
Tax-exempt securities	82	84	262	283
Federal funds sold and other	102	48	243	137
Total interest and dividend income	13,715	12,803	38,803	32,621

INTEREST EXPENSE
Deposits	3,108	2,100	8,351	5,907
FHLB advances and other borrowed funds	511	408	1,356	1,043
Subordinated debentures	135	119	380	254
Total interest expense	3,754	2,627	10,087	7,204
Net interest income	9,961	10,176	28,716	25,417
Provision for loan losses	33	1,134	2,318	2,416
Net interest income after provision for loan losses	9,928	9,042	26,398	23,001
NON-INTEREST INCOME
Services charges	350	288	1,074	976
Gain on sale of loans, net	47	79	96	240
Loan servicing fees	1,563	1,458	4,038	5,037
Other	127	189	451	456
Total non-interest income	2,087	2,014	5,659	6,709
NON-INTEREST EXPENSE
Employee compensation and benefits	3,845	3,461	11,735	9,554
Occupancy	162	157	519	364
Information processing	450	288	1,209	2,045
Write-down of other real estate owned	7	250	85	334
Other	1,827	1,949	5,279	5,852
Total non-interest expense	6,291	6,105	18,827	18,149
Income before income taxes	5,724	4,951	13,230	11,561
Income tax expense	2,120	1,849	4,936	4,338
NET INCOME	$3,604	$3,102	$8,294	$7,223

NET INCOME PER SHARE:
Basic	$0.53	$0.46	$1.21	$1.13
Diluted	$0.52	$0.46	$1.19	$1.12
Dividends paid per share	$0.06	$0.05	$0.18	$0.15

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$3,604	$3,102	$8,294	$7,223
Other comprehensive income:
Unrealized gains on securities available-for-sale	(16)	(308)	563	1,204
Income tax expense	6	120	(220)	(470)
Total other comprehensive income	(10)	(188)	343	734
Comprehensive income	$3,594	$2,914	$8,637	$7,957

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024
Net income	—	—	—	7,223	—	—	7,223
Other comprehensive income	—	—	—	—	—	734	734
Stock compensation expense, net of tax	—	—	295	—	—	—	295
Purchase of treasury stock (10,305 shares)	—	—	—	—	(70)	—	(70)
Cash dividends declared on common stock	—	—	—	(941)	—	—	(941)
Cash dividends declared on preferred stock	—	—	—	(240)	—	—	(240)
Cash dividends declared on SBLF preferred stock	—	—	—	(21)	—	—	(21)
Shares issued in the acquisition of Fox River Valley Bancorp, Inc. (712,830 shares)	—	7	14,249	—	—	—	14,256
Proceeds from exercise of common stock options (45,493 shares)	—	—	534	—	—	—	534
Balance at September 30, 2016	$8,000	$26	$49,795	$74,846	$(4,828)	$955	$128,794

Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288
Net income	—	—	—	8,294	—	—	8,294
Other comprehensive income	—	—	—	—	—	343	343
Stock compensation expense, net of tax	—	—	393	—	—	—	393
Cash dividends declared on common stock	—	—	—	(1,194)	—	—	(1,194)
Cash dividends declared on preferred stock	—	—	—	(256)	—	—	(256)
Proceeds from exercise of common stock options (65,026 shares)	—	1	860	—	—	—	861
Balance at September 30, 2017	$8,000	$27	$51,806	$84,751	$(4,828)	$(27)	$139,729

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	September 30, 2017	September 30, 2016
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,294	$7,223
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	744	726
Amortization of core deposit intangible	403	211
Amortization of subordinated debentures	55	—
Provision for loan losses	2,318	2,416
Realized loss on sale of securities available-for-sale	37	—
Realized gain on sales of other real estate owned	(363)	(121)
Write-down of other real estate owned	85	334
Realized gain (loss) on sales of premises and equipment	290	(13)
Increase in cash surrender value of bank owned life insurance	(326)	(219)
Deferred income tax expense	45	459
Stock compensation expense, net	393	295
Net amortization of securities	685	637
Net change in:
Accrued interest receivable and other assets	(617)	1,511
Loans held for sale	(892)	6,241
Loan servicing rights	278	(1,020)
Accrued interest payable and other liabilities	(22)	492
Net cash provided by operating activities	11,407	19,172
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	22,757	15,252
Purchases of securities available-for-sale	(10,108)	(6,764)
Proceeds from sales of securities available-for-sale	3,389	—
Redemption (purchases) of FHLB stock	1,379	(2,181)
Purchases of bank owned life insurance	(5,500)	—
Loan originations and principal collections, net	(102,231)	(104,067)
Proceeds from sales of premises and equipment	1,615	25
Purchases of premises and equipment	(2,428)	(1,516)
Proceeds from sales of other real estate owned	1,244	2,471
Net cash provided by business combination	—	12,320
Net cash used in investing activities	(89,883)	(84,460)
Cash flows from financing activities
Net decrease in demand and savings deposits	(28,940)	(40,851)
Net increase in certificates of deposits	117,516	95,123
Net change in other borrowings	(800)	(1,727)
Proceeds from FHLB advances	192,660	767,200
Repayment of FHLB advances	(172,255)	(700,750)
Payments to acquire treasury stock	—	(70)
Proceeds from issuance of common stock	861	534
Redemption of SBLF preferred stock	—	(15,000)
Dividends paid on SBLF preferred stock	—	(21)
Dividends paid on preferred stock	(256)	(240)
Dividends paid on common stock	(1,194)	(941)
Net cash provided by financing activities	107,592	103,257
Net change in cash and cash equivalents	29,116	37,969
Cash and cash equivalents, beginning of period	42,679	14,907
Cash and cash equivalents, end of period	$71,795	$52,876

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,841	$6,987
Income taxes	$5,050	3,935
Noncash investing activities:
Transfer from loans to other real estate owned	$4,779	$159
Transfer from premises and equipment to other real estate owned	$—	$397
Loans charged off	$1,492	$1,232

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the nine months ended September 30, 2017 for the interim period.  The results of operations for the three and nine months ended September 30, 2017 may not necessarily be indicative of the results to be expected for the year ending December 31, 2017, or for any other period.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Entities should apply this amendment as a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has developed a steering committee to implement this ASU, and is currently in the process of evaluating which methodology we will apply to our loan portfolio.  The steering committee is also interviewing third-party vendors that will provide consulting and software services.  At this time, the effect this ASU will have on its consolidated financial statements is unknown.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  This update eliminates Step 2 of the goodwill impairment test, and instead, recognizes an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated.  The Company early adopted this amendment effective January 1, 2017 for its goodwill impairment analysis.  The result of this amendment had no impact on the Company since its goodwill is not impaired as of September 30, 2017.

In March 2017, the FASB issued updated guidance codified within ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs, which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities.  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted including adoption in an interim period.  The Company is currently evaluating the effects this ASU will have on its consolidated financial statements.

In May 2017, the FASB issued updated guidance codified within ASU No. 2017-09, Compensation – Stock Compensation to provide clarity and reduce the diversity in practice and cost and complexity of applying the guidance when there is a change of terms condition of share-based awards.  The amendment is effective for fiscal years beginning after December 15, 2017, with early adoption permitted including adoption in an interim period.  The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial because modification to share-based awards are rarely made.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share – Accounting for Certain Financial Instruments with Down Round Features to address the complexity of the accounting for equity-classified financial instruments with down round features.  The amendment is effective for fiscal years beginning after December 15, 2019, with early adoption permitted including adoption in an interim period.  The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial because the Company does not issues equity-classified financial instruments with down round features.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income from continuing operations	$3,604	$3,102	$8,294	$7,223
Less: preferred stock dividends	91	80	257	261
Income available to common shareholders for basic earnings per common share	$3,513	$3,022	$8,037	$6,962

Average number of common shares issued	7,333,799	7,310,944	7,327,268	6,951,282
Less: weighted average treasury shares	432,861	428,806	432,653	424,408
Less: weighted average nonvested equity incentive plan shares	256,638	357,708	271,338	367,357
Weighted average number of common shares outstanding	6,644,300	6,524,430	6,623,277	6,159,517
Effect of dilutive options	112,904	94,924	119,371	97,485
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,757,204	6,619,354	6,742,648	6,257,002

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of September 30, 2017 and December 31, 2016 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2017
Municipal securities	$37,772	$175	$(68)	$37,879
Mortgage-backed securities	69,515	291	(443)	69,363
Asset-backed securities	—	—	—	—
	$107,287	$466	$(511)	$107,242
December 31, 2016
U.S. government and agency securities	$1,000	$—	$—	$1,000
Municipal securities	45,638	57	(239)	45,456
Mortgage-backed securities	73,648	292	(632)	73,308
Asset-backed securities	3,761	3	(91)	3,673
	$124,047	$352	$(962)	$123,437

The amortized cost and fair value of securities at September 30, 2017 and December 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
September 30, 2017
Due in one year or less	$9,553	$9,554
Due from one to five years	19,268	19,333
Due from five to ten years	8,951	8,992
Due after ten years	—	—
Mortgage-backed securities	69,515	69,363
	$107,287	$107,242
December 31, 2016
Due in one year or less	$17,396	$17,311
Due from one to five years	25,960	25,912
Due from five to ten years	7,043	6,906
Due after ten years	—	—
Mortgage-backed securities	73,648	73,308
	$124,047	$123,437

Proceeds from sale of securities available-for-sale were $3.4 million and the gross loss realized was $37,000 for the nine months ended September 30, 2017.  There were no security sales for the nine months ended September 30, 2016.

At September 30, 2017 and December 31, 2016, no securities were pledged to secure the FHLB advances besides FHLB stock of $4.3 million and $5.7 million, respectively.   At September 30, 2017 and December 31, 2016, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $8.5 million and $11.2 million, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2017
Municipal securities	$12,116	$(50)	$3,492	$(18)	$15,608	$(68)
Mortgage-backed securities	28,930	(221)	10,647	(222)	39,577	(443)
Asset-backed securities	—	—	—	—	—	—
	$41,046	$(271)	$14,139	$(240)	$55,185	$(511)
December 31, 2016
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	24,924	(236)	604	(3)	25,528	(239)
Mortgage-backed securities	48,719	(632)	—	—	48,719	(632)
Asset-backed securities	2,745	(91)	—	—	2,745	(91)
	$76,388	$(959)	$604	$(3)	$76,992	$(962)

The unrealized loss on the investments at September 30, 2017 and December 31, 2016 was due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

NOTE 4 – LOANS

The components of loans were as follows:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Agricultural loans	$675,856	$624,632
Commercial real estate loans	290,420	270,475
Commercial loans	107,569	89,944
Residential real estate loans	52,527	45,276
Installment and consumer other	229	159
Total gross loans	1,126,601	1,030,486
Allowance for loan losses	(13,625)	(12,645)
Loans, net	$1,112,976	$1,017,841

Changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 and 2016 were as follows:

September 30, 2017	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
	(dollars in thousands)
Balance, beginning of year	$8,173	$2,762	$1,239	$470	$1	$—	$12,645
Provision for loan losses	688	733	1,137	(241)	1	—	2,318
Loans charged off	—	(575)	(917)	—	—	—	(1,492)
Recoveries	43	80	31	—	—	—	154
Balance, end of period	$8,904	$3,000	$1,490	$229	$2	$—	$13,625

September 30, 2016	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
	(dollars in thousands)
Balance, beginning of year	$6,355	$2,237	$1,268	$533	$12	$—	$10,405
Provision for loan losses	1,947	419	168	(118)	(6)	6	2,416
Loans charged off	(896)	(50)	(277)	(5)	(4)	—	(1,232)
Recoveries	2	26	9	—	—	—	37
Balance, end of period	$7,408	$2,632	$1,168	$410	$2	$6	$11,626

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$884	$8,020	$8,904
Commercial real estate loans	200	2,800	3,000
Commercial loans	43	1,447	1,490
Residential real estate loans	—	229	229
Installment and consumer other	—	2	2
Total ending allowance for loan losses	1,127	12,498	13,625
Loans:
Agricultural loans	29,097	646,759	675,856
Commercial real estate loans	3,834	286,586	290,420
Commercial loans	1,158	106,411	107,569
Residential real estate loans	—	52,527	52,527
Installment and consumer other	—	229	229
Total loans	34,089	1,092,512	1,126,601
Net loans	$32,962	$1,080,014	$1,112,976

	December 31, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$546	$7,627	$8,173
Commercial real estate loans	377	2,385	2,762
Commercial loans	413	826	1,239
Residential real estate loans	—	470	470
Installment and consumer other	—	1	1
Total ending allowance for loan losses	1,336	11,309	12,645
Loans:
Agricultural loans	13,044	611,588	624,632
Commercial real estate loans	4,952	265,523	270,475
Commercial loans	3,376	86,568	89,944
Residential real estate loans	68	45,208	45,276
Installment and consumer other	—	159	159
Total loans	21,440	1,009,046	1,030,486
Net loans	$20,104	$997,737	$1,017,841

The following table presents the aging of the recorded investment in past due loans at September 30, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due
	(dollars in thousands)
September 30, 2017
Agricultural loans	$3,429	$258	$6,264	$9,951	$665,905
Commercial real estate loans	—	624	2,892	3,516	286,904
Commercial loans	135	—	1,118	1,253	106,316
Residential real estate loans	3	—	—	3	52,524
Installment and consumer other	—	—	—	—	229
Total	$3,567	$882	$10,274	$14,723	$1,111,878

December 31, 2016
Agricultural loans	$12	$—	$9,680	$9,692	$614,940
Commercial real estate loans	—	287	2,710	2,997	267,478
Commercial loans	371	—	2,695	3,066	86,878
Residential real estate loans	—	—	—	—	45,276
Installment and consumer other	—	—	—	—	159
Total	$383	$287	$15,085	$15,755	$1,014,731

The following table lists information on nonaccrual, restructured, and certain past due loans at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$10,274	$15,085
Nonaccrual loans 30-89 days past due	2,430	371
Nonaccrual loans, less than 30 days past due	158	4,651
Restructured loans not on nonaccrual status	8,087	4,300
90 days or more past due and still accruing	—	—
Total	20,949	24,407

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Agricultural loans	$8,228	$12,323
Commercial real estate loans	3,516	4,340
Commercial loans	1,118	3,376
Residential real estate loans	—	68
Total	$12,862	$20,107

The average recorded investment in total impaired loans for the nine months ended September 30, 2017 and for the year ended December 31, 2016 amounted to approximately $27.8 million and $25.9 million, respectively.  Impaired loans include nonaccrual loans, restructured loans, and loans that are 90 days or more past due and still accruing.  Interest income recognized on total impaired loans for the nine months ended September 30, 2017 and for the year ended December 31, 2016 amounted to approximately $0.3 million and $0.4 million, respectively.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.7 million and $1.5 million for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $0.8 million and $0.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2017 and December 31, 2016, respectively.  The Company had no additional lending commitments at September 30, 2017 or December 31, 2016 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  There were no unfunded commitments on these loans at September 30, 2017 and December 31, 2016.  The following table presents the TDRs by loan class at September 30, 2017 and December 31, 2016:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
September 30, 2017
Agricultural loans	$4,356	$7,729	$12,085
Commercial real estate loans	624	318	942
Commercial loans	—	40	40
Total	$4,980	$8,087	$13,067

December 31, 2016
Agricultural loans	$7,947	$3,925	$11,872
Commercial real estate loans	1,400	325	1,725
Commercial loans	371	50	421
Total	$9,718	$4,300	$14,018

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	16	$6,810	14	$8,704
Commercial real estate loans	—	—	2	553
Commercial loans	—	—	2	1,632
Total	16	$6,810	18	$10,889

The following table provides the troubled debt restructurings for the nine months ended September 30, 2017 and 2016 grouped by type of concession:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	9	$5,581	6	$1,732
Extension of interest-only payments	6	908	5	1,243
Combination of extension of term and interest rate concessions	1	321	3	5,729
Commercial real estate loans
Extension of interest-only payments	—	—	2	553
Commercial loans
Extension of interest-only payments	—	—	2	1,632
Total	16	$6,810	18	$10,889

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$508,722	$100,993	$15,012	$41,923	9,206	$675,856
Commercial real estate loans	225,807	43,907	7,300	9,890	3,516	290,420
Commercial loans	88,132	12,741	1,144	4,434	1,118	107,569
Residential real estate loans	48,623	3,784	—	—	120	52,527
Installment and consumer other	229	—	—	—	—	229
Total	$871,513	$161,425	$23,456	$56,247	$13,960	$1,126,601

	As of December 31, 2016
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$502,084	$84,801	$12,657	$12,046	$13,044	$624,632
Commercial real estate loans	225,038	27,368	378	12,739	4,952	270,475
Commercial loans	74,221	6,624	1,632	4,091	3,376	89,944
Residential real estate loans	40,556	4,151	501	—	68	45,276
Installment and consumer other	159	—	—	—	—	159
Total	$842,058	$122,944	$15,168	$28,876	$21,440	$1,030,486

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $594.6 million and $577.0 million at September 30, 2017 and December 31, 2016, respectively.  The fair value of these rights were approximately $12.4 million and $12.2 million at September 30, 2017 and December 31, 2016, respectively.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$9,264	$8,145
Additions	1,831	4,794
Disposals	(474)	(1,552)
Amortization	(1,635)	(2,123)
Balance, end of period	$8,986	$9,264

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

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at September 30, 2017 and December 31, 2016.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangible was $763 thousand at September 30, 2017 and $360 thousand at December 31, 2016.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(763)	(360)
Net book value	$1,038	$1,441
Additions during the period	$—	$1,801

NOTE 7 – DEPOSITS

Deposits are summarized as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Demand deposits	$118,815	$118,657
Savings	233,199	262,296
Certificates of deposit	714,080	596,565
Total deposits	$1,066,094	$977,518

At September 30, 2017 and December 31, 2016, brokered deposits amounted to $281.2 million and $193.6 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $128.3 million and $107.9 million on September 30, 2017 and December 31, 2016, respectively. These advances, rates, and maturities were as follows:

			September 30,	December 31,
	Maturity	Rate	2017	2016
			(dollars in thousands)
Fixed rate, fixed term	01/03/2017	0.94%	$—	$595
Fixed rate, fixed term	02/27/2017	0.76%	—	5,000
Fixed rate, fixed term	03/15/2017	1.46%	—	2,000
Fixed rate, fixed term	06/16/2017	0.80%	—	10,000
Fixed rate, fixed term	08/11/2017	0.83%	—	5,000
Fixed rate, fixed term	11/15/2017	0.95%	3,800	3,800
Fixed rate, fixed term	12/29/2017	1.27%	3,000	3,000
Fixed rate, fixed term	01/02/2018	1.23%	1,000	1,000
Fixed rate, fixed term	01/12/2018	0.85%	8,000	8,000
Fixed rate, fixed term	02/12/2018	0.91%	5,000	5,000
Fixed rate, fixed term	04/23/2018	1.07%	2,300	2,300
Fixed rate, fixed term	06/18/2018	0.93%	10,000	10,000
Fixed rate, fixed term	07/09/2018	1.41%	15,000	—
Fixed rate, fixed term	07/16/2018	1.21%	762	762
Fixed rate, fixed term	07/16/2018	1.21%	1,038	1,038
Fixed rate, fixed term	08/20/2018	1.15%	1,000	1,000
Fixed rate, fixed term	08/20/2018	1.15%	800	800
Fixed rate, fixed term	08/20/2018	1.27%	2,200	2,200
Fixed rate, fixed term	11/09/2018	1.47%	10,000	—
Fixed rate, fixed term	12/31/2018	1.65%	3,000	3,000
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	03/08/2019	1.54%	10,000	—
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	—
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
			$128,300	$107,895

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans, certain securities available for sale, and stock of the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of September 30, 2017 and December 31, 2016.

Future maturities of borrowings were as follows:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
1 year or less	$53,900	$29,395
1 to 2 years	38,000	35,100
2 to 3 years	13,800	15,000
3 to 4 years	20,600	18,400
Over 4 years	2,000	10,000
	$128,300	$107,895

As of September 30, 2017 and December 31, 2016, the Bank also had a $50.0 million line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral, which totaled $8.5 million and $11.2 million at September 30, 2017 and December 31, 2016, respectively.  There were no outstanding advances included in other borrowings at September 30, 2017 and December 31, 2016, respectively.

On September 14, 2017, the Company entered into a credit agreement with U.S. Bank National Association for a $15.0 million revolving line-of-credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of September 30, 2017, and was unused during the quarter.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At September 30, 2017 and December 31, 2016, the amounts of these borrowings were $1.3 million and $2.0 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our merger of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand, and the lease term expires in April, 2018.  As of September 30, 2017, liability remaining under the capital lease was $81 thousand, and the amortization related to the lease was $109 thousand for the nine months ended September 30, 2017.  As of December 31, 2016, liability remaining under the capital lease was $189 thousand, and the amortization related to the lease was $65 thousand for the year ended December 31, 2016.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Balance outstanding at end of period	$1,352	$2,152
Average amount outstanding during the period	1,618	3,047
Maximum amount outstanding at any month end	1,825	3,930
Weighted average interest rate during the period	5.84%	5.30%
Weighted average interest rate at end of period	6.20%	5.32%

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of September 30, 2017, 30,234 options or shares of restricted stock have been granted under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of September 30, 2017 and changes in the Plan during the nine months ended September 30, 2017 were as follows:

	September 30, 2017
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	291,059	$15.18
Granted	24,653	26.27
Exercised	(65,026)	12.68
Forfeited/expired	(4,868)	21.69
Outstanding, end of period	245,818	$16.83	$3,250
Options exercisable at period-end	159,329	$14.67	$2,450
Weighted-average fair value of options granted during the period (2)		$9.54

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the nine months ended September 30, 2017 was as follows:

	September 30, 2017
	RSAs	Weighted Average Grant Price
Outstanding, beginning of year	38,593	$17.27
Granted	5,988	27.31
Vested	(2,416)	19.77
Forfeited/expired	(948)	27.31
Outstanding, end of period	41,217	$18.35

	September 30, 2017
	RSUs	Weighted Average Grant Price
Outstanding, beginning of year	—	$—
Granted	8,691	25.53
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	8,691	$25.53

For the nine months ended September 30, 2017 and 2016, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $393 thousand and $295 thousand, respectively.

As of September 30, 2017, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.7 million and is expected to be recognized over a weighted average period of 2.20 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of September 30, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2017, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2017
Total Capital (to risk weighted assets):
Consolidated	$163,592	13.19%	$114,751	9.25%	Not applicable
Bank	158,824	12.81%	114,692	9.25%	$123,992	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	149,394	12.04%	89,940	7.25%	Not applicable
Bank	144,626	11.66%	89,894	7.25%	99,193	8.00%
Tier 1 Capital (to average assets):
Consolidated	149,394	11.53%	51,809	4.00%	Not applicable
Bank	144,626	11.17%	51,770	4.00%	64,713	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	125,888	10.15%	71,332	5.75%	Not applicable
Bank	144,626	11.66%	71,295	5.75%	80,595	6.50%

December 31, 2016
Total Capital (to risk weighted assets):
Consolidated	$154,335	13.59%	$97,949	8.625%	Not applicable
Bank	149,278	13.23%	97,295	8.625%	$112,805	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	141,206	12.43%	75,236	6.625%	Not applicable
Bank	136,148	12.07%	74,734	6.625%	90,244	8.00%
Tier 1 Capital (to average assets):
Consolidated	141,206	11.48%	49,183	4.00%	Not applicable
Bank	136,148	11.08%	49,144	4.00%	61,430	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	117,755	10.37%	58,201	5.125%	Not applicable
Bank	136,148	12.07%	57,813	5.125%	73,323	6.50%
(a)	The ratios for September 30, 2017 and December 31, 2016 include a capital conservation buffer of 1.25% and 0.625%, respectively.

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

NOTE 11 – FAIR VALUE MEASUREMENTS

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not  adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, and both able and willing to transact.

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

Commitments to Extend Credit and Standby Letters of Credit

As of September 30, 2017 and December 31, 2016, the carrying and fair values of the commitments to extend credit and standby letters of credit are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
September 30, 2017
Securities available for sale:
Municipal securities	$—	$37,879	$—	$37,879
Mortgage-backed securities	—	69,363	—	69,363
Asset-backed securities	—	—	—	-
Total assets at fair value	$—	$107,242	$—	$107,242
December 31, 2016
Securities available for sale:
U.S. government and agency securities	$—	$1,000	$—	$1,000
Municipal securities	—	45,456	—	45,456
Mortgage-backed securities	—	73,308	—	73,308
Asset-backed securities	—	3,673	—	3,673
Total assets at fair value	$—	$123,437	$—	$123,437

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
September 30, 2017
Impaired loans	$—	$—	$32,962	$1,127
Other real estate owned	—	—	6,974	85
Total assets at fair value	$—	$—	$39,936	$1,212
December 31, 2016
Impaired loans	$—	$—	$20,104	$1,336
Other real estate owned	—	—	3,161	480
Total assets at fair value	$—	$—	$23,265	$1,816

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

September 30, 2017
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	10%-41% (22%)

December 31, 2016
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	7%-39% (21%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$71,795	$71,795	$42,679	$42,679	1
Securities available for sale	107,242	107,242	123,437	123,437	2
FHLB Stock	4,309	4,309	5,688	5,688	2
Loans, net of allowance for loan losses	1,112,976	1,117,970	1,017,841	1,022,391	3
Loans held for sale	2,054	2,054	1,162	1,162	3
Accrued interest receivable	3,847	3,847	3,151	3,151	2
Loan servicing rights	8,986	12,423	9,264	12,194	3
Financial liabilities:
Deposits:
Time	714,080	720,041	596,565	600,153	3
Other deposits	352,014	349,037	380,953	377,980	1
Other borrowings	1,352	1,352	2,152	2,152	3
Advances from FHLB	128,300	129,184	107,895	108,517	3
Subordinated debentures	15,506	15,506	15,451	15,451	3
Accrued interest payable	2,125	2,125	1,879	1,879	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Balance, beginning of period	$6,917	$2,789	$3,161	$2,872
Assets foreclosed	268	—	4,779	159
Assets acquired	—	—	—	1,951
Assets transferred from premises and equipment	—	397		397
Write-down of other real estate owned	(7)	(250)	(85)	(334)
Net gain on sales of other real estate owned	(39)	32	363	121
Proceeds from sale of other real estate owned	(165)	(272)	(1,244)	(2,470)
Balance, end of period	$6,974	$2,696	$6,974	$2,696

Expenses (income) applicable to other real estate owned included in non-interest expense include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net gain on sales of other real estate owned	$39	$(32)	$(363)	$(121)
Write-down of other real estate owned	7	250	85	334
Operating expenses, net of rental income	30	41	99	120
	$76	$259	$(179)	$333

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2017, but prior to November 8, 2017, that provided additional evidence about conditions that existed at September 30, 2017.

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

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, which are Delaware statutory trusts.  The Bank is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies, and is the sole shareholder of ICB Investment Corp., a Nevada corporation, which was dissolved on August 17, 2017, and all assets were assumed by the Bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, and residential real estate loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets, earnings per share, and ratio of non-performing assets to total assets.  We also utilize non-GAAP metrics such as efficiency ratio, return on average common shareholders’ equity, income before provision for loan losses and income tax expense.  We are required to maintain appropriate regulatory leverage and risk-based capital ratios.

Operational Overview

•

Net income for the three months ended September 30, 2017 was $3.6 million compared to $3.1 million for the three months ended September 30, 2016, and $8.3 million for the nine months ended September 30, 2017 compared to $7.2 million for the nine months ended September 30, 2016.

•	Net interest income increased by $3.3 million from $25.4 million for the nine months ended September 30, 2016, to $28.7 million for the nine months ended September 30, 2017.
•	Total loans were $1.1 billion at September 30, 2017 compared to $1.0 billion at December 31, 2016, and $992.5 million at September 30, 2016, an increase of 9.3% and 13.5%, respectively.
•

Non-performing assets have decreased $3.4 million since December 31, 2016 to $19.4 million at September 30, 2017, a decrease of 15.0%, and have decreased $5.4 million, or 21.6%, since September 30, 2016.

Selected Financial Data

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	December 31, 2016
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$13,715	$12,803	$38,803	$32,621	$45,581
Interest expense	3,754	2,627	10,087	7,204	10,014
Net interest income	9,961	10,176	28,716	25,417	35,567
Provision for loan losses	33	1,134	2,318	2,416	2,959
Net interest income after provision for loan losses	9,928	9,042	26,398	23,001	32,608
Non-interest income	2,087	2,014	5,659	6,709	8,715
Non-interest expense	6,291	6,105	18,827	18,149	24,146
Income tax expense	2,120	1,849	4,936	4,338	6,483
Net income	$3,604	$3,102	$8,294	$7,223	$10,694

Per Common Share Data:
Basic earnings per common share	$0.53	$0.46	$1.21	$1.13	$1.65
Diluted earnings per common share	$0.52	$0.46	$1.19	$1.12	$1.61
Cash dividends per common share	$0.06	$0.05	$0.18	$0.15	$0.20
Book value per share, end of period	$19.79	$18.49	$19.79	$18.49	$18.72
Tangible book value per share, end of period (1)	$18.87	$17.48	$18.87	$17.48	$17.74
Weighted average common shares - basic	6,644,300	6,524,430	6,623,277	6,159,517	6,260,040
Weighted average common shares - diluted	6,757,204	6,619,354	6,742,648	6,257,002	6,415,204
Common shares outstanding, end of period	6,657,601	6,532,776	6,657,601	6,532,776	6,586,335

Selected Balance Sheet Data (at period end):
Total assets			$1,359,325	$1,217,149	$1,242,670
Securities available-for-sale			107,242	124,442	123,437
Total loans			1,126,601	992,478	1,030,486
Allowance for loan losses			(13,625)	(11,626)	(12,645)
Total deposits			1,066,094	929,448	977,518
Other borrowings and FHLB advances			129,652	135,113	110,047
Subordinated debentures			15,506	15,407	15,451
Total shareholders' equity			139,729	128,794	131,288

Performance Ratios:
Return on average assets	1.11%	1.04%	0.87%	0.92%	0.98%
Return on average common shareholders' equity (1)	10.72%	10.00%	8.34%	9.67%	9.51%
Equity to assets ratio	10.28%	10.58%	10.28%	10.58%	10.56%
Net interest margin	3.17%	3.57%	3.12%	3.38%	3.35%
Interest rate spread	2.95%	3.40%	2.91%	3.19%	3.16%
Non-interest income to average assets	0.64%	0.68%	0.60%	0.86%	0.80%
Non-interest expense to average assets	1.93%	2.05%	1.98%	2.31%	2.21%
Net overhead ratio (2)	1.29%	1.37%	1.39%	1.46%	1.41%
Efficiency ratio (1)	51.83%	48.29%	55.58%	55.83%	53.72%
Dividend payout ratio	11.54%	10.87%	15.13%	13.39%	12.42%

Asset Quality Ratios:
Non-performing loans to total loans	1.14%	2.27%	1.14%	2.27%	1.95%
Allowance for loan losses to:
Total loans	1.21%	1.17%	1.21%	1.17%	1.23%
Non-performing loans	105.93%	51.67%	105.93%	51.67%	62.89%
Net charge-offs to average loans	-0.01%	0.03%	0.12%	0.14%	0.08%
Non-performing assets to total assets (3)	1.43%	2.04%	1.43%	2.04%	1.84%

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	December 31, 2016
	(unaudited)		(unaudited)
Capital Ratios:
Shareholders' common equity to assets	9.69%	9.92%	9.69%	9.92%	9.92%
Total risk-based capital (Bank)	12.81%	13.31%	12.81%	13.31%	13.23%
Tier 1 risk-based capital (Bank)	11.66%	12.19%	11.66%	12.19%	12.07%
Tier 1 Common Equity ratio (Bank)	11.66%	12.19%	11.66%	12.19%	12.07%
Leverage ratio (Bank)	11.17%	11.19%	11.17%	11.19%	11.08%
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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	December 31, 2016
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$6,291	$6,105	$18,827	$18,149	$24,146
Less: net gain (loss) on sales and write-downs of OREO	(47)	(218)	278	(213)	(358)
Adjusted non-interest expense (non-GAAP)	$6,244	$5,887	$19,105	$17,936	$23,788

Net interest income	$9,961	$10,176	$28,716	$25,417	$35,567
Non-interest income	2,087	2,014	5,659	6,709	8,715
Operating revenue	$12,048	$12,190	$34,375	$32,126	$44,282
Efficiency ratio	51.83%	48.29%	55.58%	55.83%	53.72%

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	December 31, 2016
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	10.36%	9.63%	8.10%	8.09%	8.99%
Effect of excluding average preferred shareholders' equity	0.36%	0.37%	0.24%	1.58%	0.52%
Return on average common shareholders' equity	10.72%	10.00%	8.34%	9.67%	9.51%

Tangible net book value per share is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to net book value allow investors to better assess our capital adequacy and net worth by removing the effect of intangible assets that are unrelated to our core business.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	December 31, 2016
	(dollars in thousands, except per share data)
Tangible book value per share reconciliation:
Common equity	$131,729	$120,794	$131,729	$120,794	$123,288
Less: Goodwill	5,038	5,038	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	1,038	1,590	1,038	1,590	1,441
Tangible common equity	$125,653	$114,166	$125,653	$114,166	$116,809
Common shares outstanding	6,657,601	6,532,776	6,657,601	6,532,776	6,586,335
Tangible book value per share	$18.87	$17.48	$18.87	$17.48	$17.74

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income decreased by 2.1% to $10.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase in interest expense in time deposits.  The average rate of rate of time deposits for the three months ended September 30, 2017 was 1.60% compared to 1.25% for the three months ended September 30, 2016, as interest rates increased generally throughout the industry.

Interest income increased to $13.7 million for the third quarter of 2017 compared to $12.8 million for the third quarter of 2016 despite a decrease in loan yield from 4.93% for the third quarter of 2016 to 4.73% for the third quarter of 2017.  The increase in interest income was partially offset by an increase in interest expense from $2.6 million for the third quarter of 2016 to $3.8 million for the third quarter of 2017, which was the result of both an increase in the volume of deposits and borrowings and an increase in the rates paid between the two periods.  The loan yield for the three months ended September 30, 2016 was positively impacted by 0.25% for the accretion of a fair value discount resulting from the acquisition of The Business Bank, which closed on May 13, 2016.  The accretion adjustment for three months ended September 30, 2017 is immaterial.

The rates paid on deposits increased from 1.04% for the third quarter of 2016 to 1.38% for the third quarter of 2017.  Non-interest income for the three months ended September 30, 2017 increased 3.6% to $2.1 million from $2.0 million for the three months ended September 30, 2016, primarily as a result of a slight increase in loan servicing fees.  Non-interest expense increased 3.1% to $6.3 million for the three months ended September 30, 2017 compared to $6.1 million for the same period in 2016.  This increase was primarily a result of a $0.4 million increase in employee compensation and benefits expense resulting from a 9.7% increase in headcount since September 30, 2016.  The increase in employee compensation and benefits was partially offset by a $0.2 million reduction in OREO writedowns.

For the nine months ended September 30, 2017, net interest income was $28.7 million, an increase of $3.3 million, or 13.0% from the nine months ended September 30, 2016.  The net interest margin for the nine months ended September 30, 2016 was positively impacted by 0.10% for the accretion of a fair value discount resulting from the acquisition of The Business Bank.  Non-interest income decreased to $5.7 million for the nine months ended September 30, 2017 which represents a 15.7% decrease from the nine month ended September 30, 2016, primarily from a $1.0 million decrease in secondary market loan sales.  Non-interest expense increased to $18.8 million for the nine months ended September 30, 2017, which is a slight increase from $18.1 million for the nine months ended September 30, 2016.  The increase is related to a 9.7% increase in headcount since September 30, 2016, offset by nonrecurring merger related expenses that were incurred during the nine months ended September 30, 2016.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities.  The following table reflects the components of net interest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$111,306	$543	1.95%	$126,319	$510	1.61%
Loans (2)	1,104,259	13,070	4.73%	993,156	12,245	4.93%
Interest bearing deposits due from other banks	41,187	102	0.99%	21,480	48	0.89%
Total interest-earning assets	$1,256,752	$13,715	4.37%	$1,140,955	$12,803	4.49%

Allowance for loan losses	(13,517)			(11,499)
Other assets	59,186			63,588
Total assets	$1,302,421			$1,193,044

Liabilities
Savings, NOW, money market, interest checking	$224,819	$387	0.69%	$245,001	$333	0.54%
Time deposits	679,324	2,721	1.60%	565,899	1,767	1.25%
Total interest-bearing deposits	$904,143	$3,108	1.38%	$810,900	$2,100	1.04%
Other borrowings	1,384	20	5.82%	2,287	35	6.15%
FHLB advances	136,561	491	1.44%	133,815	373	1.11%
Junior subordinated debentures	15,506	135	3.48%	15,407	119	3.09%
Total interest-bearing liabilities	$1,057,594	$3,754	1.42%	$962,409	$2,627	1.09%

Non-interest bearing deposits	96,717			93,758
Other liabilities	8,995			8,041
Total liabilities	$1,163,306			$1,064,208

SBLF preferred stock (3)	-			-
Shareholders' equity	139,115			128,836
Total liabilities and equity	$1,302,421			$1,193,044

Net interest income		$9,961			$10,176
Interest rate spread (4)			2.95%			3.40%
Net interest margin (5)			3.17%			3.57%
Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.19

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$114,528	$1,608	1.87%	$104,021	$1,304	1.67%
Loans (2)	1,070,840	36,952	4.60%	879,471	31,180	4.73%
Interest bearing deposits due from other banks	40,800	243	0.80%	18,664	137	0.98%
Total interest-earning assets	$1,226,168	$38,803	4.22%	$1,002,156	$32,621	4.34%

Allowance for loan losses	(13,575)			(11,203)
Other assets	54,906			54,853
Total assets	$1,267,499			$1,045,806

Liabilities
Savings, NOW, money market, interest checking	239,365	1,113	0.62%	198,428	774	0.52%
Time deposits	644,472	7,238	1.50%	511,452	5,133	1.34%
Total interest-bearing deposits	$883,837	$8,351	1.26%	$709,880	$5,907	1.11%
Other borrowings	1,618	71	5.84%	3,094	128	5.52%
FHLB advances	128,093	1,285	1.34%	107,538	915	1.13%
Junior subordinated debentures	15,482	380	3.27%	13,917	254	2.43%
Total interest-bearing liabilities	$1,029,030	$10,087	1.30%	$834,429	$7,204	1.15%

Non-interest bearing deposits	93,323			81,480
Other liabilities	8,665			7,995
Total liabilities	1,131,018			923,904

SBLF preferred stock (3)	-			2,912
Shareholders' equity	136,481			118,990
Total liabilities and equity	$1,267,499			$1,045,806

Net interest income		$28,716			$25,417
Interest rate spread (4)			2.92%			3.19%
Net interest margin (5)			3.12%			3.38%
Ratio of interest-earning assets to interest -bearing liabilities	1.19			1.20

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
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

	Three Months Ended September 30, 2017 v. 2016
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$(44)	$77	$33
Loans	1,284	(459)	825
Federal funds sold and interest-bearing deposits with banks	49	5	54
Total interest income	1,289	(377)	912
Interest Expense:
Savings, NOW, money market and interest checking	(24)	78	54
Time deposits	396	558	954
Other borrowings	(13)	(2)	(15)
FHLB advances	8	110	118
Junior subordinated debentures	1	15	16
Total interest expense	368	759	1,127
Net interest income	$921	$(1,136)	$(215)

	Nine Months Ended September 30, 2017 v. 2016
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$139	$165	$304
Loans	6,578	(806)	5,772
Federal funds sold and interest-bearing deposits with banks	126	(20)	106
Total interest income	6,843	(661)	6,182
Interest Expense:
Savings, NOW, money market and interest checking	175	164	339
Time deposits	1,444	661	2,105
Other borrowings	(65)	8	(57)
FHLB advances	190	180	370
Junior subordinated debentures	31	95	126
Total interest expense	1,775	1,108	2,883
Net interest income	$5,068	$(1,769)	$3,299

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $33,000 for the three months ended September 30, 2017 compared to a provision of $1.1 million for the three months ended September 30, 2016.  The decreased provision is primarily the result of improved historical charge-off factors and a more stable agricultural economy which offset an increase in the allowance that would otherwise have been made in light of loan growth.

For the nine months ended September 30, 2017, the provision for loan losses was $2.3 million compared to $2.4 million for the nine months ended September 30, 2016.  The specific reserve related to impaired loans decreased 15.6% from $1.3 million at December 31, 2016 to $1.1 million at September 30, 2017.  In addition non-performing loans have decreased $7.2 million since

December 31, 2016 to $12.9 million at September 30, 2017, an improvement of 36.0%.  As a percentage of total loans, non-performing loans has improved to 1.14% at September 30, 2017 from 1.95% at December 31, 2016.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $13.6 million, or 1.21% of total loans, was appropriate as of September 30, 2017.  This is compared to an allowance for loan losses of $11.6 million, or 1.17% of total loans, at September 30, 2016, and $12.6 million, or 1.23% of total loans, at December 31, 2016.

Non-Interest Income

Non-interest income for the three months ended September 30, 2017 increased by 3.6% from the three months ended September 30, 2016 from $2.0 million to $2.1 million.  The increase was the result of an increase in loan servicing fees of $0.1 million which resulted from a higher volume of loans serviced.

For the nine months ended September 30, 2017, non-interest income decreased by 15.7% from $6.7 million to $5.7 million. The decrease was due to a Farm Service Agency procedural change that has delayed our secondary market sale activity.  While our secondary market sale activity did increase from second quarter 2017, we expect the fourth quarter of 2017 to be lower than 2016 levels.

Loan servicing rights are included in loan servicing fees in our consolidated statement of operations.  The following table reflects the components of non-interest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Service charges	$350	$288	$1,074	$976
Gain on sale of loans, net	47	79	96	240
Loan servicing fees	1,469	1,404	4,316	4,017
Loan servicing rights	94	54	(278)	1,020
Income on other real estate owned	20	19	57	33
Other	107	170	394	423
Total non-interest income	$2,087	$2,014	$5,659	$6,709

Non-Interest Expense

Non-interest expense remained steady for the three months ended September 30, 2017 at $6.3 million compared to $6.1 million for the three months ended September 30, 2016. Changes to specific expenses included an increase in employee compensation and benefits from the three months ended September 30, 2016 to the three months ended September 30, 2017 of $0.4 million, reflective of an increase in the number of employees.

For the nine months ended September 30, 2017, non-interest expense increased by 3.7% to $18.8 million from $18.1 million for the nine months ended September 30, 2016. The increase is the result of increased operating costs associated with two additional branches acquired through the merger, including an increase of $2.2 million or 22.8% in employee compensation and benefits. As previously discussed in Note 6 of the Consolidated Financial Statements, amortization of the core deposit intangible for the nine months ended September 30, 2017, included in other expense, was $0.4 million higher than for the same period in 2016. Results for the nine months ended September 30, 2016 included $2.3 million of expenses related to the merger, which were included in other expenses.

The following table reflects the components of our non-interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Employee compensation and benefits	$3,845	$3,461	$11,735	$9,554
Occupancy	162	157	519	364
Information processing	450	288	1,209	2,045
Professional fees	414	304	1,251	1,337
Business development	275	167	731	452
FDIC assessment	99	163	287	424
Other real estate owned expenses	50	60	157	153
Write-down of other real estate owned	8	250	85	334
Net loss (gain) on other real estate owned	39	(32)	(363)	(121)
Depreciation and amortization	323	419	988	707
Other	626	868	2,228	2,900
Total non-interest expense	$6,291	$6,105	$18,827	$18,149

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

Income tax expense for the nine months ended September 30, 2017 and 2016 was $4.9 million and $4.3 million, which represents an effective tax rate of 37.3% and 37.5%, respectively.

Financial Condition

Total assets increased $116.7 million, or 9.4%, from $1.2 billion at December 31, 2016 to $1.4 billion at September 30, 2017.  Total loan growth amounted to $96.1 million, a 9.3% increase, since December 31, 2016. Other significant changes from December 31, 2016 to September 30, 2017 include a $29.1 million increase to cash and cash equivalents, a decrease in securities available-for-sale of $16.2 million, and an increase in bank owned life insurance of $5.8 million.

Total liabilities increased $108.2 million, or 9.7%, from $1.1 billion at December 31, 2016 to $1.2 million at September 30, 2017.  This increase is primarily attributed to increased deposits and FHLB advances associated with our increased loan demand.

Shareholders’ equity increased $8.4 million, or 6.4%, to $139.7 million at September 30, 2017 from $131.3 million at December 31, 2016.  This increase was due primarily to net income for the nine months ended September 30, 2017 of $8.3 million, and the exercise of 65,026 shares of stock options during the first nine months of 2017, which were partially offset by the payment of $1.2 million of dividends on common stock during the nine months ended September 30, 2017.

Net Loans

Total net loans increased by $95.1 million, or 9.3%, from $1.0 billion at December 31, 2016 to $1.1 billion at September 30, 2017. This increase was driven primarily by commercial loans growing $17.6 million or 19.6%, commercial real estate loans growing $19.9 million or 7.3%, and agricultural loans growing $51.2 million or 8.2% during the first nine months of 2017.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$675,856	60.0%	$624,632	60.6%
Commercial real estate loans	290,420	25.8%	270,475	26.3%
Commercial loans	107,569	9.5%	89,944	8.7%
Residential real estate loans	52,527	4.7%	45,276	4.4%
Installment and consumer other	229	0.0%	159	0.0%
Total gross loans	$1,126,601	100.0%	$1,030,486	100.0%
Allowance for loan losses	(13,625)		(12,645)
Loans, net	$1,112,976		$1,017,841

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

At September 30, 2017 and December 31, 2016, the allowance for loan losses was $13.6 million and $12.6 million, respectively, which resulted in a ratio of the allowance to total loans of 1.21% and 1.23%, respectively.  The overall increase in the allowance for loan losses was the result of organic loan growth and offset by a slight improvement in qualitative economic factors we use to assess our portfolio.

Charge-offs and recoveries by loan category for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Balance, beginning of period	$13,503	$10,791	$12,645	$10,405
Loans charged off:
Agriculture loans	—	—	—	896
Commercial real estate loans	—	45	575	50
Commercial loans	—	277	917	277
Residential real estate loans	—	5	—	5
Installment and consumer other	—	—	—	4
Total loans charged off	$—	$327	$1,492	$1,232
Recoveries:
Agriculture loans	42	—	43	2
Commercial real estate loans	44	25	80	26
Commercial loans	3	3	31	9
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total recoveries	89	28	154	37
Net loans charged-off	$(89)	$299	$1,338	$1,195
Provision for loan losses	33	1,134	2,318	2,416
Allowance for loan losses, end of period	$13,625	$11,626	$13,625	$11,626

Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	-0.01%	0.03%	0.12%	0.14%
Allowance for loan losses to total loans (end of period)	1.21%	1.17%	1.21%	1.17%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	65.04%	42.46%	65.04%	42.46%

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

Information about the loan servicing portfolio is shown below:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Total loans	$1,126,601	$1,030,486
Less: Nonqualified loan sales included below	(1,272)	(1,963)
Loans serviced:
Agricultural	571,240	562,843
Commercial	20,310	11,038
Commercial real estate	3,082	3,083
Total loans serviced	594,632	576,964
Total loans and loans serviced	$1,719,961	$1,605,487

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. Government and agency securities, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $107.2 million at September 30, 2017 from $123.4 million at December 31, 2016.  During the nine months ended September 30, 2017, we recognized unrealized holding gains of $0.3 million before income taxes through other comprehensive income.

During the three months ended September 30, 2017, asset backed securities totaling $3.8 million were sold resulting in a pre-tax loss of $37,000.

The following table sets forth the amortized cost and fair values of our securities portfolio at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$37,772	$37,879	$45,638	$45,456
Mortgage-backed securities	69,515	69,363	73,648	73,308
Asset-backed securities	—	—	3,761	3,673
U.S. Government and agency securities	—	—	1,000	1,000
Total available for sale	$107,287	$107,242	$124,047	$123,437

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

Deposit growth was 9.1% to $1.1 billion at September 30, 2017 from $977.5 million at December 31, 2016.  Organic deposit growth has been slow in recent years due to strong competition in a market with compressed interest rates.  We anticipate continued competition as rates are projected to rise, however, and in the coming months we plan to refocus our efforts on core deposit generation in an attempt to lessen our reliance on brokered deposits.  As of September 30, 2017 and December 31, 2016, the distribution by type of deposit account was as follows:

	September 30, 2017		December 31, 2016
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$443,882	41.7%	$404,667	41.4%
Brokered deposits	281,205	26.4%	193,613	19.8%
Money market accounts	169,612	15.9%	206,435	21.1%
Demand, noninterest-bearing	118,815	11.1%	118,657	12.1%
NOW accounts and interest checking	46,178	4.3%	48,727	5.0%
Savings	6,402	0.6%	5,419	0.6%
Total deposits	$1,066,094	100.0%	$977,518	100.0%

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

At September 30, 2017, advances from the FHLB were $128.3 million compared to $107.9 million at December 31, 2016.  This increase helped fund our loan growth as load demands outpaced deposit growth.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $11.4 million and $19.2 million for the nine months ended September 30, 2017 and 2016, respectively.  Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $89.8 million and $84.5 million for the nine months ended September 30, 2017 and 2016, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, and FHLB advances was $107.6 million and $103.3 million for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $144.6 million, or 11.17% of adjusted average total assets, which is above the minimum level to be well-capitalized of $64.7 million, or 5.0% of adjusted average total assets, and total risk-based capital of $158.8 million, or 12.81% of risk-weighted assets, which is above the minimum level to be well-capitalized of $124.0 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At September 30, 2017, there were $76.9 million of retained earnings available for the payment of dividends by the Bank to the holding company.  Management believes liquidity to be sufficient as of September 30, 2017.

Off-Balance Sheet Arrangements

On September 14, 2017, the Company entered into a credit agreement with U.S. Bank National Association for a $15.0 million revolving line-of-credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of September 30, 2017, and was unused during the quarter.

As of September 30, 2017, there were no other significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended September 30, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Employment Agreement dated July 18, 2017, by and among County Bancorp, Inc., Investors Community Bank and

Glen L. Stiteley (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s current report on Form 8-K (File no. 001-36808) filed on July 20, 2017)

10.2

Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and Timothy J. Schneider (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s quarterly report on Form 10-Q (File no. 001-36808) filed on August 8, 2017).

10.3

Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and Mark R. Binversie (incorporated by reference to Exhibit 10.2 to County Bancorp, Inc.’s quarterly report on Form 10-Q (File no. 001-36808) filed on August 8, 2017).

10.4

Employment Agreement dated August 7, 2017, by and among County Bancorp, Inc., Investors Community Bank and David A. Coggins (incorporated by reference to Exhibit 10.3 to County Bancorp, Inc.’s quarterly report on Form 10-Q (File no. 001-36808) filed on August 8, 2017).

10.5

Credit Agreement dated September 14, 2017, by and between County Bancorp, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to County Bancorp, Inc.’s current report on Form 8-K (File no. 001-36808) filed on September 18, 2017)

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

County Bancorp, Inc.

Date: November 8, 2017	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: November 8, 2017	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)