Form 10-K
period 2017-12-31
County Bancorp, Inc.
filed 2018-03-15
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-36808

COUNTY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1850431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 N. Rapids Road, Manitowoc, WI	54221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 686-9998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Emerging Growth Company ☒	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $121,644,096

As of March 15, 2018, 6,687,876 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of County Bancorp, Inc. for its 2018 annual meeting of shareholders are incorporated by reference into Part III hereof to the extent indicated in such Part.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

2017 FORM 10-K

PART I

ITEM 1. BUSINESS

General

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Investors Community Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2017, we had total assets of approximately $1.4 billion. For additional financial information, see our consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Subsidiaries

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Trust I, which are Delaware statutory trusts which were formed for the purpose of issuing trust preferred securities.  The Bank is the sole member of Investor Insurance Services, LLC, which provides crop insurance and milk margin products to the agricultural sector of Wisconsin, and ABS 1, LLC, which holds real estate and personal property for sale that was obtained through repossession, both of which are Wisconsin limited liability companies.  During 2017, the Bank dissolved the ICB Investment Corp. and distributed its assets to the Bank.

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

Market

Our agricultural banking business, which is primarily dairy-related, extends throughout Wisconsin.  We had lending relationships in 60 of the state’s 72 counties as of December 31, 2017. We also serve business customers throughout Wisconsin with a focus on northeastern and central Wisconsin.

The economy in Wisconsin represents a diverse range of industries, including manufacturing, trade, agriculture, professional and business services, finance and insurance, and government industries.  According to the Bureau of Economic Analysis, the broader Wisconsin economy is growing at a pace on par with that of the United States as a whole, and the overall unemployment rate was a fifteen-year low and below the national rate of unemployment for all of 2017.

Dairy-related business lending has proven to be a source of stability and steady growth for both the Bank and the state of Wisconsin. The economic impact of the dairy industry on Wisconsin is significant. According to a 2012 report from the University of Wisconsin-Madison, as part of the overall Wisconsin agricultural economy, the dairy sector contributed $43.4 billion of revenue to the state’s economy. According to a 2015 report from the University of Wisconsin-Madison, total revenue for the agricultural industry in Wisconsin was just over $59 billion in 2007 and had grown to $88.3 billion in 2012, representing approximately a 49% increase.  According to the United States Department of Agriculture (“USDA”), Wisconsin milk production topped 30 billion pounds for the first time in 2016, a 28.7% increase since 2006, and leads the nation in cheese production with more than three billion pounds produced.

According to the Wisconsin Milk Marketing Board, since 1990, the average consumption of cheese has increased 43%, and the average consumption of yogurt increased 277%.   According to the USDA, in 2016, Wisconsin was the home of 23% of all U.S. dairy farms. We believe the available customer base, the increasing demand for agricultural products and changing agricultural industry dynamics will continue to drive the need for agricultural banking services. Furthermore, the broader business banking environment in Wisconsin continues to grow. We believe the Bank is well positioned to continue serving the banking needs of agricultural and business banking customers throughout Wisconsin.

Our Products and Services

The Bank provides a wide range of consumer and commercial banking services to individuals, businesses, and industries. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, mobile banking, internet banking, remote merchant deposit capture, cash management services, safe deposit services, credit cards, debit cards, direct deposits, notary services, night depository, cashier’s checks, drive-in tellers, banking by mail, and certain consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial loans as well as loans secured by residential and commercial real estate, and issues stand-by letters of credit. The Bank provides access to ATM cards and is a member of the Pulse and Cirrus ATM networks thereby enabling customers to utilize the convenience of ATM access nationwide and internationally.

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

Lending Activities

Loans

A significant source of our revenues is the interest earned on the Bank’s loan portfolio.  At December 31, 2017, our total assets were $1.4 billion and our total loans were $1.1 billion, or 82.2% of total assets.  At December 31, 2016, our total assets were $1.2 billion and our total loans were $1.0 billion, or 82.9% of total assets. At December 31, 2015, our total assets were $884.9 million and our total loans were $748.2 million, or 84.6% of total assets.  At December 31, 2014, our total assets were $771.8 million and our total loans were $648.1 million, or 84.0% of total assets.  The increase in total loans from December 31, 2016 to December 31, 2017 was $118.5 million (11.5%).  The increase in total loans from December 31, 2015 to December 31, 2016, was $282.3 million (37.7%) primarily due to the merger with Fox River Valley, and from December 31, 2014 to December 31, 2015, total loans increased $100.1 million (15.4%). For the periods indicated below, the net change in total loans (excluding the allowance for loan losses) was as follows:

	For the Year Ended December 31,
	2017	2016	2015	2014
	(dollars in thousands)
Total loans:
Balance, beginning of period	$1,030,486	$748,189	$648,122	$569,138
Loan originations, net of repayments	149,201	244,542	170,144	96,117
Loans acquired, net of repayments	—	121,265	—	—
Less: Loans sold, net of repayments	(23,702)	(81,031)	(66,640)	(15,165)
Less: Loans charged-off, net	(1,904)	(1,670)	(1,907)	(647)
Less: Transfers to other real estate owned	(5,130)	(809)	(1,530)	(1,321)
Balance, end of period	$1,148,951	$1,030,486	$748,189	$648,122

For more information about our loan portfolio, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2017, 2016, and 2015 —Net Loans.”

Lending activities are conducted pursuant to a written policy adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type, size, and risk classification, must be reviewed and approved by the management loan committee or the board loan committee.

The composition of our loan portfolio was as follows as of the dates indicated:

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agricultural loans	$686,430	59.7%	$624,632	60.6%	$499,320	66.8%	$415,164	64.1%	$375,240	65.9%
Commercial real estate loans	292,704	25.5%	270,475	26.3%	161,741	21.6%	137,517	21.2%	102,645	18.0%
Commercial loans	114,332	10.0%	89,944	8.7%	51,978	6.9%	53,745	8.3%	51,008	9.0%
Residential real estate loans	55,138	4.8%	45,276	4.4%	34,631	4.6%	40,885	6.3%	39,901	7.0%
Installment and consumer other	347	0.0%	159	0.0%	519	0.1%	811	0.1%	344	0.1%
Total loans	$1,148,951	100.0%	$1,030,486	100.0%	$748,189	100.0%	$648,122	100.0%	$569,138	100.0%
Less: Allowance for loan losses	(13,247)		(12,645)		(10,405)		(10,603)		(10,495)
Net loans	$1,135,704		$1,017,841		$737,784		$637,519		$558,643

Loan Portfolio Concentrations

Although our loan portfolio is concentrated in agricultural loans, which is heavily dependent on the dairy industry, there are a number of mitigating factors to this concentration risk. First, our farm customers are diversified geographically throughout the state of Wisconsin, which we believe helps mitigate the weather-related risk impacting feed availability and cost. Secondly, the USDA provides government support for a number of insurance-type products that dairy producers can purchase, which we believe substantially mitigate weather and pricing risks for crops and pricing risks for milk. The availability of these types of products in addition to the ability to use the futures markets to hedge both milk price and feed cost brings some additional stability and predictability to the cash flows of farmers.

We originate and maintain large credit relationships with a number of customers in the ordinary course of our business. We have established a formal, internal lending limit on loans to one borrower of $8 million, which is significantly lower than our legal lending limit of approximately $28 million as of December 31, 2017. Exceptions to this internal limit may be made in the case of particularly strong credits. As of December 31, 2017, 20 relationships exceeded our internal lending limit with total combined credit risk exposure of $203.2 million, or 123% of total risk-based capital, and only nine of these relationships exceeded $10 million, with the largest being $15.3 million.

Loan Underwriting

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. We believe an important measurement for monitoring overall credit quality of our loan portfolio is the ratio of non-performing assets to total assets as nonperforming loans may ultimately progress to other real estate owned (“OREO”). Accordingly, the initial underwriting of loans is vital. Our ratios of non-performing assets to total assets as of December 31, 2017, December 31, 2016, December 31, 2015, and 2014 were 1.15%, 1.84%, 3.10%, and 2.42%, respectively. We have customized our loan underwriting to reflect the risks that are specific to each product type as described below.

Agricultural Lending. Our agricultural banking team consists of bankers, who all grew up on farms in Wisconsin, which provides a solid understanding of the nuances of the industry. As of the date of this filing, we have eleven agricultural banking officers driving the relationships with our customers, as well as five crop insurance sales representatives. Our philosophy is to bring the Bank to the customer, and most contacts are made on the farm. We believe the deep relationships our team has with our agricultural customers, and the value each team member provides given his or her strong agricultural roots, creates a barrier to entry for our competitors. We believe this regular personal contact with our customers provides a high level of service and allows our bankers to monitor our credits more effectively.

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

Commercial Real Estate Lending.  Commercial real estate mortgage loans (“CRE loans”) in our portfolio consist of fixed and adjustable interest rate loans that were originated at prevailing market interest rates. Our policy has been to originate CRE loans predominantly in our primary market area. CRE loans consist primarily of multi-family investment properties and investment retail, office, mini-storage and warehouse loans. These loans are generally underwritten to a maximum loan-to-value ratio of 75% of the lower of appraised value or purchase price of the property securing the loan. In making CRE loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the collateral and our lending experience with the borrower. CRE loans entail significant additional risks compared to residential mortgage loans. The collateral underlying CRE loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the tenants.

Consumer Lending. At this time, we do not originate consumer, personal, and residential real estate loans, however, we do continue to service legacy loans. These loans are most often collateralized by primary residences, secondary residences, automobiles and recreational vehicles. Consumer loans are priced at prevailing market rates and are made to the individuals responsible for making the scheduled payments. Consumer and personal loans generally have a term of five years or less, with amortizations that match the useful life of the assets being financed. Consumer loans represented less than 0.1% of our overall loan portfolio as of December 31, 2017.

Concentrations. Loan concentrations are defined as amounts loaned to multiple borrowers engaged in similar activities that could cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2017, 2016, 2015, and 2014, there is a concentration of agricultural real estate and agricultural production loans, which together comprised approximately 59.7%, 60.6%, 66.8%, and 64.1% of our loan portfolio on such dates, respectively.  There was also a concentration of commercial real estate loans at December 31, 2017 and 2016, which comprised approximately 25.5% and 26.3%, respectively, of our loan portfolio on such dates.  Other than as previously described, there were no concentrations of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 25% of total loans at December 31, 2017, 2016, 2015, or 2014.

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

The following table shows the total portfolio of loans and loans serviced as of the dates indicated below:

	As of December 31,
	2017	2016	2015	2014
	(dollars in thousands)
Total loans:	$1,148,951	$1,030,486	$748,189	$648,122
Less: Non-qualified loan sales included below	(1,258)	(1,963)	(3,945)	(8,894)
Loans serviced:
Agricultural	575,328	562,843	480,133	413,933
Commercial	22,102	11,038	11,080	10,419
Commercial real estate	3,236	3,083	4,720	4,941
Total loans serviced	600,666	576,964	495,933	429,293
Total loans and loans serviced	$1,748,359	$1,605,487	$1,240,177	$1,068,521

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. OREO properties are recorded on the balance sheet at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. Our OREO, of which, at

December 31,2017, $4.6 million was considered non-performing assets and $0.4 million was related to Bank property transferred from premises and equipment so it could be held for sale, increased during 2017 despite selling much of the previously recorded OREO, as we experienced an agricultural default of one property in 2017.  At December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, we had OREO of $5.0 million, $3.2 million, $2.9 million, and $7.1 million, respectively.

Loans on nonaccrual status, OREO, and certain other related information was as follows as of the dates indicated:

	As of December 31,
	2017		2016		2015		2014
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(dollars in thousands)
Total loans on nonaccrual status	$11,559	1.01%	$20,107	1.95%	$24,579	3.29%	$11,555	1.78%
Other real estate owned (1)	4,565	0.40%	2,763	0.27%	2,872	0.38%	7,137	1.10%
Total non-performing assets	$16,124	1.40%	$22,870	2.22%	$27,451	3.67%	$18,692	2.88%
Loans past due 30-89 days	$1,540	0.13%	$670	0.07%	$1,222	0.16%	$412	0.06%
As a percent of total assets:
Total non-performing loans		0.83%		1.62%		2.78%		1.50%
Total non-performing assets		1.15%		1.84%		3.10%		2.42%
Allowance for loan losses as a percent of:
Total assets		0.95%		1.02%		1.18%		1.64%
Non-performing loans		114.60%		62.89%		42.33%		91.76%

(1)	2017 and 2016 include $0.4 million of bank property transferred from premises and equipment which is not considered a non-performing asset.

At December 31, 2017, loans 30 to 89 days delinquent consisted of three customer relationships, which totaled $1.5 million. Management continually evaluates the collectability of its non-performing loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off, and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of non-performing and past-due loans, and changes in the size and composition of the loan portfolio.

Provision for loan losses for the years ended December 31, 2017, 2016, 2015, and 2014 totaled $2.3 million, $3.0 million, $(1.0) million, and $589 thousand, respectively. For the years ended December 31, 2017, 2016, and 2014, net loans charged off totaled $1.7 million, $719 thousand, and $481 thousand, respectively.  For the year ended December 31, 2015, net loans of $821 thousand were recovered.  At December 31, 2017, 2016, 2015, and 2014, we had non-performing loans (i.e., nonaccrual loans and loans 90 days or more past due) of $11.6 million, $20.1 million, $24.6 million, and $11.6 million, respectively. Considering the nature of our loan portfolio, management believed that the allowance for loan losses at December 31, 2017 was adequate.

The activity in our allowance for loan losses was as follows as of the date indicated below:

	For the Year Ended December 31,
	2017	2016	2015	2014
	(dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$12,645	$10,405	$10,603	$10,495
Actual charge-offs	(1,904)	(1,670)	(1,907)	(647)
Less: Recoveries	176	951	2,728	166
Net loan (charge-offs) recoveries	(1,728)	(719)	821	(481)
Provision for loan losses	2,330	2,959	(1,019)	589
Balance, end of period	$13,247	$12,645	$10,405	$10,603

Deposit Activities

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. As of December 31, 2017, 2016, 2015, and 2014, the distribution by type of deposit accounts was as follows:

	As of December 31,
	2017		2016		2015		2014
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$302,004	27.2%	$263,688	27.0%	$222,954	33.2%	$222,744	36.8%
National deposits	142,391	12.8%	140,979	14.4%	84,090	12.5%	74,177	12.3%
Brokered deposits	282,616	25.5%	193,613	19.8%	164,559	24.5%	125,396	20.7%
Money market accounts	199,118	17.9%	206,435	21.1%	96,148	14.3%	69,742	11.5%
Demand, noninterest-bearing	125,584	11.3%	118,657	12.1%	70,914	10.5%	81,534	13.5%
NOW accounts and interest checking	51,613	4.6%	48,727	5.0%	27,592	4.1%	27,312	4.5%
Savings	6,751	0.6%	5,419	0.6%	5,969	0.9%	4,564	0.8%
Total deposits	$1,110,077	100.0%	$977,518	100.0%	$672,226	100.0%	$605,469	100.0%

Our deposits during 2017 increased $132.6 million, or 13.6%, to $1.1 billion at December 31, 2017 from 2016, primarily as a result of increases in time and brokered deposits.  Our deposits increased $305.3 million, or 45.4%, from $672.2 million at December 31, 2015 to $977.5 million at December 31, 2016, which was primarily the result of our merger with Fox River Valley.  Our deposits increased during 2015, from $605.5 million at December 31, 2014 to $672.2 million at December 31, 2015, an increase of $66.8 million or 11.0%.

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Brokered and Other Deposits

We use various funding sources including: (i) core deposits consisting of traditional bank deposit products, such as demand deposits, money market accounts and certificates of deposit, and (ii) wholesale funds consisting of brokered deposits, national certificates of deposit and Federal Home Loan Bank of Chicago (the “FHLB”) advances. Wholesale funding is used to supplement normal deposit accumulation by us and to assist in asset liability management. We use brokered deposits to obtain non-putable deposits (except for death and incompetence) with maturities and options that assist in the management of various balance sheet interest rate risks. These deposits may have a higher or lower interest rate than deposits obtained locally.  Brokered deposit balances were $282.6 million, $193.6 million, $164.6 million, and $125.4 million at December 31, 2017, 2016, 2015, and 2014, respectively.

FDIC regulations limit the ability of certain insured depository institutions under certain conditions to accept, renew, or roll over brokered deposits at rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  As of December 31, 2017, 2016, 2015, and 2014, the Bank met the definition of a “well capitalized” depository institution.

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

The following table sets forth the maturity of time deposits, including brokered time deposits, as of December 31, 2017, 2016, 2015, and 2014:

	As of December 31,
	2017	2016	2015	2014
	(dollars in thousands)
3 months or less	$78,061	$88,237	$48,729	$66,722
Over 3 through 12 months	189,496	156,168	111,828	106,352
Over 1 year through 3 years	312,782	204,629	159,390	167,409
Over 3 years	126,161	147,531	106,386	43,156
Total	$706,500	$596,565	$426,333	$383,639

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

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by our officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and locations of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.  Based on data from the FDIC, as of June 30, 2017, the Bank held 38.2% of deposits in Manitowoc County, 9.3% in Portage County, 2.9% in Outagamie County, and 0.56% in Brown County.

Employees

At March 1, 2018, we had 136 full-time employees and 20 part-time employees.  Our employees are not represented by a collective bargaining unit.  We consider our relations with our employees to be excellent.

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the WDFI, the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (“CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to the Company’s assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and the bank regulatory agencies, little substantive progress has yet been made. The true impact of proposed reforms remains difficult to predict with any certainty.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels.  Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain the Company’s trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk-weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk weight categories and recognized risks well above the original 100% risk-weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk-weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (as of January 1, 2018, it had phased in to 1.875%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 1, 2019.

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

As of December 31, 2017: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding us and the Bank as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In order to maintain status as a financial holding company, both the bank holding company and its subsidiary bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that either the bank holding company or any of its subsidiary banks are not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on it believes to be appropriate. Furthermore, if the Federal Reserve determines that the subsidiary bank has not received a satisfactory CRA rating, the holding company would not be able to commence any new financial activities or acquire a company that engages in such activities. The Company has not elected to become a financial holding company.

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

Dividend Payments. The Company’s ability to pay dividends to the Company’s shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporations Law, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay the Company’s debts as they become due in the usual course of business or (ii) the Company’s total assets would be less than the sum of the Company’s total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.

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

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourages inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. We have consolidated assets greater than $1 billion and less than $50 billion and we are considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.

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

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General.  The Bank is a Wisconsin -chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (DIF) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Wisconsin-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.  The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding the resources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.28% on September 30, 2017.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 0.540 basis points (54 cents per $100 dollars of assessable deposits).

Supervisory Assessments.  All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2017, the Bank paid supervisory assessments to the WDFI totaling approximately $85 thousand.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these tests only apply to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. We are reviewing the Company’s liquidity risk management policies in light of the LCR and NSFR.

Stress Testing.  A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as a means to identify and quantify loan portfolio risk and the Bank is conducting vendor reviews in order to have this completed by a third-party on a quarterly basis.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under Wisconsin banking law, Wisconsin-chartered banks generally may pay dividends only out of undivided profits.  The WDFI may restrict the declaration or payment of a dividend by a Wisconsin-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2017.  Notwithstanding the availability of funds for dividends, however, the FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. Wisconsin banks, such as the Bank, have the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals.  Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves.  Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the first $16 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $122.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate.  Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2017, it did not exceed the 300% guideline for commercial real estate loans or the 100% guideline for construction and land development loans.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators. We do not currently expect the CFPB’s rules to have a significant impact on the Company’s operations, except for higher compliance costs.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This report contains statements that constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These forward-looking statements include statements with respect to our financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plan,” “will,” “should,” or “could,” references to estimates or goals or similar expressions. Future filings by us with the SEC, and future statements other than historical facts contained in written material, press releases and oral statements issued by us, or on our behalf, may also constitute forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed above include, but are not limited to the risk factors set forth below and any other risks identified in this report or in other filings we may make with the SEC. All forward-looking statements contained in this report or which may be contained in future statements made by us or on our behalf are based upon information available at the time the statement is made, and we assume no obligation to update any forward-looking statements.

Risk Factors

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Forward-Looking Statements” above, you should carefully consider the risks described below before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC and this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

We are subject to specific market risks due to our focus on agricultural lending.

We primarily concentrate our lending activities in the state of Wisconsin, which has a significant agricultural economy. Historically, our senior management’s primary business lending experience has been in agricultural lending, with a specific expertise in and focus on dairy and dairy-related businesses. Although we attempt to maintain a diversified customer base and a diversified loan portfolio, we are more heavily dependent upon the agricultural economy than a typical commercial bank. At December 31, 2017, agricultural loans comprised $686.4 million, or approximately 59.7%, of our total loan portfolio, and the Bank also serviced an additional $575.3 million of agricultural loans which generated approximately $5.4 million of servicing fee income.

The agricultural economy is subject to certain risks that are either inherently volatile or are beyond our ability, or the ability of farmers or other participants in the agricultural economy, to predict or control. Some of these risks include, but are not limited to:

•

Weather-Related Risks. Severe weather, including such things as drought, hail, excessive rain or other natural disasters, could impact the quantity and quality of feed necessary to support our borrowers’ dairy operations and, in turn, increase their expenses. If significant adverse weather-related events occur, it could impair the ability of borrowers to repay outstanding loans or impair the value of collateral securing loans due to significant property damage, which could either result in loss of revenue or cause us to incur additional expenses.

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

Our lending is primarily to borrowers located or doing business in Wisconsin. Furthermore, at December 31, 2017, we had certain loan-type concentrations of credit risk, specifically in agricultural lending, which are described in more detail in the section of this Form 10-K entitled “Item 1 - Business—Lending Activities” and “Item 1 - Business—General—Market.” Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent upon agriculture, we could be disproportionately affected by changes in the agricultural industry relative to others because these high concentrations present a risk to our lending operations. If any of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans, our allowance for loan losses, and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on local economies, and a regional or local economic downturn affecting Wisconsin may magnify the adverse effects and consequences to us.

We operate as a community-oriented business bank, with a focus on servicing both business customers and individuals in our market areas, which include our headquarters in Manitowoc, full-service branches in Appleton, Green Bay, and Stevens Point, and a loan production office in each of Darlington, Eau Claire, Fond du Lac, and Sheboygan. Although we have a primary focus on agricultural and business banking, future growth opportunities will depend largely on market area penetration, market area growth and our ability to compete for traditional banking business within our market areas. We anticipate that as a result of this concentration, a downturn in the general economy in our market areas, including Wisconsin specifically, could increase the risk of loss associated with our loan portfolio. Although economic conditions in our markets have been generally strong, there can be no assurance that such conditions will continue to prevail.

Volatility in commodity prices may adversely affect our financial condition and results of operations.

At December 31, 2017, approximately 59.7% of our total loan portfolio was comprised of agricultural loans. Volatility in certain commodity prices, including milk, could adversely impact the ability of those borrowers to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated. For the 15-year period ended December 31, 2017, the per-year average Class III milk price (a weighted average price of all uses of milk in a particular milk order) in the United States paid to producers has ranged from an average low price of $11.36 per hundredweight (cwt) in 2009 to an average high price of $22.34 per cwt in 2014, according to the University of Wisconsin - Madison.  During 2017, the Class III milk price was an average of $16.17 per cwt.  “Hundredweight” or “cwt” is a measure equal to 100 pounds of milk shipped.  A decrease in milk prices may result in an increase in the number of non-performing loans in our agricultural portfolio, which could have a material adverse effect on our financial condition, earnings and capital.

Our business is significantly dependent on the real estate markets where we operate, as a large portion of our loan portfolio is secured by real estate.

At December 31, 2017, approximately 62.9% of our aggregate loan portfolio, comprising our agriculture real estate loans (including agricultural construction loans), commercial real estate loans and residential real estate loans, was primarily secured by interests in real estate predominantly located in Wisconsin.  Additionally, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in Wisconsin may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside our control and the control of our borrowers, including national and local economic conditions generally. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in Wisconsin could increase the credit risk associated with our loan portfolio and cause an increase in the number of loan delinquencies, defaults and charge-offs.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If problems develop in the real estate market, particularly within Wisconsin, the value of collateral securing our real estate loans could decline.  In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital.

Our commercial real estate and commercial loans generally carry greater credit risk than loans secured by owner occupied one-to-four family real estate, and our credit risk may increase if we succeed in our plan to increase our commercial lending.

At December 31, 2017, $407.0 million, or approximately 35.4%, of our loan portfolio consisted of commercial real estate and commercial loans. Given their generally larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate.  For commercial real estate loans, the principal risk is that repayment is generally dependent on income from tenant leases being generated in amounts sufficient to cover operating expenses and debt service.  For commercial loans, the principal risk is that repayment is generally dependent upon the successful operation of the borrower’s business.  If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our operating results.

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

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans and leases according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

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

We have benefited from strong relationships with our customers, and also from our relationships with financial intermediaries. As a result, our reputation is an important component of our business. A key component of our business strategy is to leverage our reputation for customer service and knowledge of our customers’ needs and businesses to expand our presence by capturing new business opportunities from existing and prospective customers in and outside of our local market areas. We strive to conduct our business in a manner that enhances our reputation. We aim to enhance our reputation, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities and markets we serve, who are able to connect with customers through on-site visits and knowledge of our customers’ businesses, and who care about and deliver superior service to our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.

Changes in interest rates may hurt our earnings and asset value.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on interest-earning assets (consisting primarily of loans and securities) and the interest paid on interest-bearing liabilities (consisting primarily of deposits and borrowings). Changes in both the general level of interest rates and in the difference between short-term and long-term rates can affect our net interest income. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

At December 31, 2017, our allowance for loan losses totaled $13.2 million, which represented 1.15% of gross loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, and could decrease our net income or reduce our capital.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2017, brokered deposits represented approximately 25.5% of our total deposits and equaled $282.6 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits.  In addition, banks not considered to be “well capitalized” are subject to a cap on interest rates paid to depositors as published by the FDIC. Such depositor interest rate caps could impede our ability to raise local deposits to replace brokered deposits no longer available if we were not considered to be “well capitalized.”  If brokered deposits become more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on the FHLB borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans, potentially at a time when pricing may be unfavorable, which may increase our funding costs and reduce our net interest income and net income.  There can be no assurance that brokered deposits will be available or, if available, sufficient to support our continued growth.

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits, which we supplement with other sources such as brokered deposits. Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds. This loss would require us to seek other funding alternatives, including brokered deposits, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

Any decline in available funding could adversely impact our ability to continue to implement our business plan, including originating loans, investing in securities, meeting our expenses or fulfilling obligations such as repaying our borrowings and meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment (“OTTI”) in future periods and result in realized losses.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation.  Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.  Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.  Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking, mobile banking or accounting systems.  The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients.  Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees.  In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems.  Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries.  We outsource to third parties many of our major systems, such as data processing and mobile and online banking.  The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations.  Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions.  A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects.  In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers.  Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences.  We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves.  As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. These obligations increase our operating expenses and could divert management’s attention from other aspects of our business.  We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC, and the Nasdaq Global Market, except for such requirements that we may elect not to comply with during the period we are an emerging growth company, which could require us to further upgrade our systems and/or hire additional staff, which would increase our operating costs. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs may cause us to incur losses. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

As an “emerging growth company,” we are taking advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them.

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

Risks Related to Our Industry

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in Item 1 of this Form 10-K in the section captioned “Supervision and Regulation.” Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our stockholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a bank holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and financial holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or damage to our reputation, which could have a material adverse effect on us.  Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will occur in the future, especially as lawmakers have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The current presidential administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. The federal Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including future acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters in Manitowoc, Wisconsin, and branches in Stevens Point and Green Bay, Wisconsin and leases its other locations.  During the fourth quarter of 2017, the Bank entered into a contract to purchase a building in Manitowoc, Wisconsin, with the intent of relocating the corporate headquarters in 2018, which is planned to be finalized March 30, 2018.   For additional information on the purchase contract, see Note 23 “Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.  The following table provides information related to our leased locations:

Location	Function	Lease Expiration Year
Appleton, WI	Full service banking location	2019
Darlington, WI	Loan production office	2021
Eau Claire, WI	Loan production office	2020
Fond du Lac, WI	Loan production office	2018
Sheboygan, WI	Loan production office	2020

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Market under the ticker symbol “ICBK.”  The table below shows, for the quarters indicated, the reported high and low sales prices of our common stock during the periods indicated and the cash dividends paid per share.

	High	Low	Dividends Paid
Year ended December 31, 2017:
Fourth quarter	$33.94	$27.77	$0.06
Third quarter	31.78	23.30	0.06
Second quarter	33.81	22.73	0.06
First quarter	35.89	24.70	0.06

Year ended December 31, 2016:
Fourth quarter	$26.97	$19.55	$0.05
Third quarter	21.44	19.50	0.05
Second quarter	22.80	19.34	0.05
First quarter	21.80	18.25	0.05

Holders

We had approximately 350 shareholders of record at March 15, 2018.  The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We pay quarterly dividends on our common stock, and in 2017 our board of directors declared dividends totaling $0.24 per share.  On February 20, 2018, our Board of Directors declared a quarterly dividend totaling $0.07 per share for shareholders of record as of March 9, 2018.

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

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares County Bancorp’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the SNL Midwest U.S. Bank, and the Nasdaq Index for the four years ended December 31, 2017.

	1/16/2015	12/31/2015	12/31/2016	12/31/2017
ICBK	$100.00	$102.09	$141.20	$155.81
SNL Midwest U.S. Bank	$100.00	$107.54	$140.37	$148.26
Nasdaq	$100.00	$108.03	$116.13	$148.93

The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts, or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota, and Wisconsin.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$53,052	$45,581	$33,767	$30,897	$31,972
Interest expense	14,167	10,014	7,520	7,537	8,513
Net interest income	38,885	35,567	26,247	23,360	23,459
Provision for loan losses	2,330	2,959	(1,019)	589	4,200
Net interest income after provision for loan losses	36,555	32,608	27,266	22,771	19,259
Non-interest income	7,653	8,715	7,685	7,148	8,857
Non-interest expense	25,992	24,146	17,458	17,025	16,964
Income tax expense	7,791	6,483	6,519	4,684	4,140
Net income	$10,425	$10,694	$10,974	$8,210	$7,012

Per Common Share Data:
Basic	$1.52	$1.65	$1.85	$1.73	$1.45
Diluted	$1.49	$1.61	$1.82	$1.69	$1.43
Cash dividends per common share	$0.24	$0.20	$0.16	$—	$—
Book value per share	$19.93	$18.72	$17.16	$16.01	$14.28
Tangible book value per share (1)	$19.04	$17.74	$17.16	$16.01	$14.28
Weighted average common shares - basic	6,635,383	6,260,040	5,664,678	4,469,450	4,518,830
Weighted average common shares - diluted	6,746,846	6,415,204	5,777,802	4,580,917	4,609,913
Common shares outstanding, end of period	6,673,381	6,586,335	5,771,001	4,498,790	4,468,820

Selected Balance Sheet Data (at period end):
Total assets	$1,397,045	$1,242,670	$884,889	$771,756	$757,820
Securities	126,030	123,437	83,281	81,282	73,007
Total loans	1,148,951	1,030,486	748,189	648,122	569,138
Allowance for loan losses	(13,247)	(12,645)	(10,405)	(10,603)	(10,495)
Total deposits	1,110,077	977,518	672,226	605,469	616,308
Other borrowings and FHLB advances	122,799	110,047	70,390	51,857	36,169
Subordinated debentures	15,523	15,451	12,372	12,372	12,372
Total shareholders' equity	140,986	131,288	107,024	80,043	71,809

Performance Ratios:
Return on average assets	0.80%	0.98%	1.35%	1.10%	0.94%
Return on average common shareholders' equity (1)	7.77%	9.51%	11.27%	11.37%	10.47%
Equity to assets ratio	10.09%	10.56%	14.30%	12.35%	9.48%
Net interest margin	2.89%	3.35%	3.36%	3.29%	3.35%
Interest rate spread	3.11%	3.16%	3.13%	3.07%	3.15%
Non-interest income to average assets	0.59%	0.80%	0.95%	0.96%	1.19%
Non-interest expense to average assets	2.01%	2.21%	2.15%	2.28%	2.24%
Net overhead ratio (2)	1.42%	1.41%	1.20%	1.32%	1.05%
Efficiency ratio (1)	54.63%	53.72%	49.95%	47.43%	0.00%
Dividend payout ratio	16.11%	12.42%	8.79%	—	—

Asset Quality Ratios:
Nonperforming loans to total loans	1.01%	1.95%	3.29%	1.78%	1.06%
Allowance for loan losses to:
Total loans	1.15%	1.23%	1.39%	1.64%	1.84%
Nonperforming loans	114.60%	62.89%	42.33%	91.76%	173.30%
Net charge-offs (recoveries) to average loans	0.16%	0.08%	(0.12)%	0.08%	1.05%
Nonperforming assets to total assets (3)	1.15%	1.84%	3.10%	2.42%	2.92%

Capital Ratios:
Shareholders' common equity to assets	9.52%	9.92%	11.19%	9.33%	8.42%
Total risk-based capital	13.08%	13.59%	17.51%	17.16%	17.86%
Leverage ratio	11.03%	11.48%	15.49%	14.32%	13.14%
Tangible common equity to tangible assets (1)	9.13%	9.45%	11.19%	9.33%	8.42%

(1)

The tangible book value per share, return on average common shareholders’ equity, efficiency ratio and tangible common equity to tangible assets ratio are not recognized under generally accepted accounting principles of the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of the tangible book value per share, return on average common shareholders’ equity,  efficiency ratio and tangible common equity to tangible assets ratio to their most comparable GAAP measures.

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

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$25,992	$24,146	$17,458	$17,025	$16,964
Less: net loss on sales and write-downs of OREO	(552)	(358)	(510)	(1,468)	(1,636)
Adjusted non-interest expense (non-GAAP)	$25,440	$23,788	$16,948	$15,557	$15,328

Net interest income	$38,885	$35,567	$26,247	$23,360	$23,459
Non-interest income	7,653	8,715	7,685	7,148	8,857
Less: net loss (gain) on sales of securities	31	—	—	—	—
Operating revenue	$46,569	$44,282	$33,932	$30,508	$32,316
Efficiency ratio	54.63%	53.72%	49.95%	50.99%	47.43%

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

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	7.58%	8.99%	9.45%	9.02%	8.24%
Effect of excluding average preferred shareholders' equity	0.19%	0.52%	1.82%	2.35%	2.23%
Return on average common shareholders' equity	7.77%	9.51%	11.27%	11.37%	10.47%

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measured calculated using non-GAAP based amounts.  We calculated tangible book value per share and tangible common equity to tangible assets by excluding intangible assets and preferred shareholders’ equity.  Management uses tangible book value per share and tangible common equity to tangible assets to review equity appreciation.  Management believes that this is better measure of equity appreciation than book value per share.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$132,986	$123,288	$99,024	$72,043	$63,809
Less: Goodwill	5,038	5,038	—	—	—
Less: Core deposit intangible, net of amortization	919	1,441	—	—	—
Tangible common equity (non-GAAP)	$127,029	$116,809	$99,024	$72,043	$63,809
Common shares outstanding	6,673,381	6,586,335	5,771,001	4,498,790	4,468,820
Tangible book value per share	$19.04	$17.74	$17.16	$16.01	$14.28

Total assets	$1,397,045	$1,242,670	$884,889	$771,756	$757,820
Less: Goodwill	5,038	5,038	—	—	—
Less: Core deposit intangible, net of amortization	919	1,441	—	—	—
Tangible assets (non-GAAP)	$1,391,088	$1,236,191	$884,889	$771,756	$757,820
Tangible common equity to tangible assets	9.13%	9.45%	11.19%	9.33%	8.42%

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

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Pre-tax income	$18,216	$17,177	$17,493	$12,894	$11,152
Net interest margin	2.89%	3.35%	3.36%	3.29%	3.35%
Efficiency ratio (1)	54.63%	53.72%	49.95%	50.99%	47.43%
Return on average assets	0.80%	0.98%	1.35%	1.10%	0.94%
Return on average common shareholders' equity (1)	7.77%	9.51%	11.27%	11.37%	10.47%
Basic earnings per share	$1.52	$1.65	$1.85	$1.73	$1.45
Diluted earnings per share	$1.49	$1.61	$1.82	$1.69	$1.43
Non-performing asset to total assets (2)	1.15%	1.84%	3.10%	2.42%	2.92%

(1)

This measure is not recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Item 6 - Selected Financial Data” for a reconciliation of this measure to its most directly comparable GAAP measure.

(2)	Non-performing assets consist of nonaccrual loans and other real estate owned.

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Those significant accounting policies that we consider to be most critical are described below. Our policies with respect to the methodology for the determination of the valuations of loans acquired in business combinations, goodwill, and core deposit intangible, the allowance for loan losses, OREO and fair value of financial instruments involve a degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact our results of operations. These critical policies and their application are reviewed with the board of directors annually and prior to any change in policy.

Business Combinations and Valuations of Loans Acquired in Business Combinations

We account for acquisitions under FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize any provisional fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair value of acquired assets and assumed liabilities within this 12-month period for the acquisition of Fox River Valley and management considers such values to be the fair values.

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Goodwill was $5.0 million at December 31, 2017 and 2016.  There was no impairment charge to goodwill or core deposit intangible at December 31, 2017.  The net book value of core deposit intangible was $0.9 million and $1.4 million at December 31, 2017 and December 31, 2016, respectively.  Goodwill and core deposit intangible are included on the consolidated balance sheets.

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

Comparison of Financial Condition at December 31, 2017, 2016, and 2015

Total Assets.  Total assets increased $154.4 million, or 12.4%, from $1.2 billion at December 31, 2016 to $1.4 billion at December 31, 2017.  The increase is primarily the result of loan growth of $118.5 million, an increase in loans held for sale of $5.4 million, and an increase in cash and due from banks of $24.1 million, between December 31, 2016 and December 31, 2017.  In addition, $5.5 million of additional bank owned life insurance policies were purchased during 2017.

Total assets increased $357.8 million, or 40.4%, from $884.9 million at December 31, 2015 to $1.2 billion at December 31, 2016.  The increase was primarily the result of the acquisition of Fox River Valley, which closed on May 13, 2016 and resulted in the addition of $229.7 million in assets. Including the impact of the assets acquired through the acquisition, loans increased $280.1 million, securities increased $40.2 million, and cash and due from banks increased $27.8 million, between December 31, 2015 and December 31, 2016.

Net Loans.  Total net loans increased by $117.9 million, or 11.6%, from $1.0 billion at December 31, 2016 to $1.1 billion at December 31, 2017.  The increase is attributed to a 9.9% increase in our agricultural portfolio, an 8.2% increase in our commercial real estate portfolio, and a 27.1% increase in our commercial portfolio.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$686,430	59.7%	$624,632	60.6%	$499,320	66.8%	$415,164	64.1%	$375,240	65.9%
Commercial real estate loans	292,704	25.5%	270,475	26.3%	161,741	21.6%	137,517	21.2%	102,645	18.0%
Commercial loans	114,332	10.0%	89,944	8.7%	51,978	6.9%	53,745	8.3%	51,008	9.0%
Residential real estate loans	55,138	4.8%	45,276	4.4%	34,631	4.6%	40,885	6.3%	39,901	7.0%
Installment and consumer other	347	0.0%	159	0.0%	519	0.1%	811	0.1%	344	0.1%
Total gross loans	$1,148,951	100.0%	$1,030,486	100.0%	$748,189	100.0%	$648,122	100.0%	$569,138	100.0%
Allowance for loan losses	(13,247)		(12,645)		(10,405)		(10,603)		(10,495)
Net Loans	$1,135,704		$1,017,841		$737,784		$637,519		$558,643

The following table sets forth loan origination activity for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Total gross loans:
Balance, beginning of period	$1,030,486	$748,189	$648,122	$569,138	$613,490
Loan originations, net of repayments	149,201	244,542	170,144	96,117	38,269
Loans acquired, net of repayments	—	121,265	—	—	—
Less: Loans sold, net of repayments	(23,702)	(81,031)	(66,640)	(15,165)	(51,154)
Less: Loans charged-off, net	(1,904)	(1,670)	(1,907)	(647)	(6,438)
Less: Transfers to other real estate owned	(5,130)	(809)	(1,530)	(1,321)	(25,029)
Balance, end of period	$1,148,951	$1,030,486	$748,189	$648,122	$569,138

The majority of our loan participations and sales relate to agricultural customers. When customers request additional funding, generally for expansion of their operations, the existing loan participations are usually repurchased, with the consent of the participating institution, to allow for repackaging of the loans. This allows the new loans, including the additional funding, to be re-participated at a later time. The decision to re-participate a loan is dependent on many factors, including in-house lending limits and longer-term interest rate options provided to the borrower. As reflected by the balances of “Loans sold, net of repayments”, we decreased the amount of loans we participated in 2017 due to a change in the regulations of Farm Service Agency, which is a government program that guarantees many of the loans that we participate.

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

The loan servicing portfolio is shown below:

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Total loans:	$1,148,951	$1,030,486	$748,189	$648,122	$569,138
Less: Non-qualified loan sales included below	(1,258)	(1,963)	(3,945)	(8,894)	(14,169)
Loans serviced:
Agricultural	575,328	562,843	480,133	413,933	382,094
Commercial	22,102	11,038	11,080	10,419	25,822
Commercial real estate	3,236	3,083	4,720	4,941	6,213
Total loans serviced	600,666	576,964	495,933	429,293	414,129
Total loans and loans serviced	$1,748,359	$1,605,487	$1,240,177	$1,068,521	$969,098

Loan Maturity. The following table sets forth certain information at December 31, 2017 regarding scheduled contractual maturities during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	As of December 31, 2017
	Due In One Year or Less	More Than One Year to Five Years	Due After Five Years	Total
	(dollars in thousands)
By Loan Portfolio Class:
Agricultural	$524,358	$118,407	$43,665	$686,430
Commercial real estate	75,589	162,409	54,706	292,704
Commercial	62,290	34,877	17,165	114,332
Residential real estate	13,039	40,216	1,883	55,138
Installment and consumer other	165	41	141	347
Total loans	$675,441	$355,950	$117,560	$1,148,951
By Interest Rate Type:
Fixed	$505,157	$280,972	$77,094	$863,223
Adjustable loans at floor	3,381	30,237	4	33,622
Adjustable	166,903	44,740	40,463	252,106
Total loans	$675,441	$355,949	$117,561	$1,148,951

Securities. Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $126.0 million at December 31, 2017 from $123.4 million at December 31, 2016, primarily as the result of additional security purchases of $53.1 million, which were partially offset by $21.1 million of security sales and $28.1 million of normal maturities and paydowns during 2017.

Securities increased to $123.4 million at December 31, 2016 from $83.3 million at December 31, 2015, primarily as the result of securities acquired through the acquisition of Fox River Valley, which totaled $49.5 million, which was partially offset by normal maturities and paydowns during 2016.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31, 2017		December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$33,949	$33,765	$45,638	$45,456	$46,185	$46,312
Mortgage-backed securities	88,242	87,309	73,648	73,308	34,728	34,966
U.S. Government and agency securities	4,874	4,956	1,000	1,000	2,003	2,003
Asset-backed securities	—	—	3,761	3,673	—	—
Total available for sale	$127,065	$126,030	$124,047	$123,437	$82,916	$83,281

At December 31, 2017, 2016, and 2015, we had no investments in a single company or entity (other than the U.S. government or an agency of the U.S. government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2017. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2017
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Municipal securities	$7,990	1.42%	$10,494	1.36%	$6,608	2.51%	$8,857	3.17%	$33,949	2.07%
Mortgage-backed securities	21	3.29%	1,301	2.81%	28,491	2.42%	58,429	2.38%	88,242	2.40%
U.S. Government and agency securities	—	—	—	—	4,874	1.79%	—	—	4,874	1.79%
Total	$8,011	1.43%	$11,795	1.52%	$39,973	2.36%	$67,286	2.49%	$127,065	1.92%

Deposits.  Deposits increased $132.6 million, or 13.6%, to $1.1 billion at December 31, 2017 from $977.5 million at December 31, 2016, primarily as a result of increased time and brokered deposits.  Deposits increased $305.3 million, or 45.4% to $977.5 million at December 31, 2016 from $672.2 million at December 31, 2015, of which $203.0 resulted from the acquisition of Fox River Valley. Interest-bearing deposits increased $257.5 million, while non-interest bearing deposits increased $47.7 million between December 31, 2015 and December 31, 2016.

The changes in our deposit balance mix below reflect the impact of our loan growth outpacing our core deposit growth, resulting in an increase in brokered deposits of $89.0 million between December 31, 2016 and December 31, 2017, and an increase of $29.1 million between December 31, 2015 and December 31, 2016.  Our long-term strategy continues to be to increase core deposit balances through emphasizing our money market products and paying competitive rates, and we will remain focused on customer relationships in order to secure less volatile and less costly funding and reduce our reliance on brokered deposits.

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Time deposits	$444,395	40.0%	$404,667	41.4%	$307,044	45.7%	$296,921	49.0%	$321,257	52.1%
Brokered deposits	282,616	25.5%	193,613	19.8%	164,559	24.5%	125,396	20.7%	150,661	24.4%
Money market accounts	199,118	18.0%	206,435	21.1%	96,148	14.3%	69,742	11.5%	52,961	8.6%
Demand, noninterest-bearing	125,584	11.3%	118,657	12.1%	70,914	10.5%	81,534	13.5%	57,231	9.3%
NOW accounts and interest checking	51,613	4.6%	48,727	5.0%	27,592	4.1%	27,312	4.5%	28,688	4.7%
Savings	6,751	0.6%	5,419	0.6%	5,969	0.9%	4,564	0.8%	5,510	0.9%
Total deposits	$1,110,077	100.0%	$977,518	100.0%	$672,226	100.0%	$605,469	100.0%	$616,308	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products for the periods indicated.

	For the Year Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$419,918	41.8%	1.12%	$361,944	43.5%	1.34%
Brokered deposits	241,866	24.1%	1.09%	184,179	22.1%	1.29%
Money market accounts	190,740	19.0%	0.49%	157,076	18.9%	0.51%
Demand, noninterest-bearing	96,172	9.6%	—	85,199	10.2%	—
NOW accounts and interest checking	49,124	4.9%	0.36%	37,322	4.5%	0.44%
Savings	5,987	0.6%	0.13%	6,567	0.8%	0.23%
Total deposits	$1,003,807	100.0%	0.85%	$832,287	100.0%	0.98%

	For the Year Ended December 31,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$299,076	48.0%	1.37%	$305,284	50.6%	1.32%
Brokered deposits	147,505	23.7%	1.06%	138,683	23.0%	1.23%
Money market accounts	79,438	12.8%	0.43%	65,592	10.9%	0.45%
Demand, noninterest-bearing	62,430	10.0%	—	59,956	9.9%	—
NOW accounts and interest checking	28,893	4.6%	0.38%	28,254	4.7%	0.40%
Savings	5,341	0.9%	0.18%	5,740	0.9%	0.18%
Total deposits	$622,683	100.0%	1.00%	$603,509	100.0%	1.13%

The following table sets forth the maturity of time deposits of $100,000 or more, including brokered time deposits as of the date indicated.

December 31, 2017
(dollars in thousands)
3 months or less	$55,873
Over 3 through 6 months	52,019
Over 6 months through 12 months	100,048
Over 12 months	365,826
Total	$573,766

Borrowings. The Bank had fixed rate advances outstanding from the FHLB-Chicago in the amount of $121.5 million, $107.9 million, and $66.4 million on December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The terms of security agreements with the FHLB require the Bank to pledge collateral for such borrowings consisting of qualifying first mortgage loans, certain securities available for sale, and stock in the FHLB. We did not have overnight advances with the FHLB at December 31, 2017, 2016 or 2015.

As of December 31, 2017, 2016, and 2015, the Bank also had a $50.0 million line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral. Our available credit due to our pledged securities totaled $8.6 million, $11.2 million, and $15.8 million at December 31, 2017, 2016, and 2015, respectively.  We had no borrowings from the Federal Reserve Bank of Chicago as of December 31, 2017, 2016, or 2015.

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

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	For the Year Ended December 31,
	2017	2016	2015	2014
	(dollars in thousands)
FHLB Advances:
Balance at end of period	$121,500	$107,895	$66,445	$28,000
Average outstanding during the period	$127,635	$112,722	$44,331	$19,922
Maximum outstanding at any month-end	$143,300	$132,895	$66,445	$28,000
Weighted average interest rate during the period	1.37%	1.14%	1.37%	1.61%
Weighted average interest rate at end of period	1.44%	1.26%	1.39%	1.71%

Other Borrowings:
Balance at end of period	$1,299	$2,152	$3,945	$23,857
Average outstanding during the period	$1,545	$3,047	$8,088	$12,279
Maximum outstanding at any month-end	$1,825	$3,930	$24,414	$23,857
Weighted average interest rate during the period	5.77%	5.30%	3.41%	4.73%
Weighted average interest rate at end of period	6.41%	5.32%	4.97%	2.33%

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

As a result of the acquisition of Fox River Valley, we acquired a wholly owned subsidiary business trust, Fox River Valley Capital I Trust (“FRV Trust I”) which was formed in 2003 by Fox River Valley for the purpose of issuing capital securities which qualify as Tier I capital. The trust issued at par $3.5 million of floating rate securities. The securities are non-voting, mandatorily redeemable in 2033 and are guaranteed by us.

The capital securities of FRV Trust I have been structured to qualify as Tier I capital for regulatory purposes. However, the securities cannot be used to constitute more than 25% of the Company’s Tier I capital.

Comparison of Operating Results for the Years Ended December 31, 2017, 2016, and 2015

Net Income.  Net income decreased $0.3 million, or 2.5%, for the year ended December 31, 2017 from the year ended December 31, 2016.  Net income for 2017 represented earnings per share of $1.52 (basic) and $1.49 (diluted).  The decrease was primarily due to a $1.1 million decrease in loan servicing fees and a $2.3 million increase in employee compensation and benefits for the year ended December 31, 2017 compared to the year ended December 31, 2016, which was almost entirely offset by a $3.6 million increase in net interest income between the same periods.  The year ended December 31, 2017 was also negatively impacted by $1.0 million of income tax expense related to the revaluation of the deferred tax asset as a result of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted into law on December 22, 2017.

Net income decreased $0.3 million, or 2.5%, for the year ended December 31, 2016 from the year ended December 31, 2015.  Net income for 2016 represents earnings per share of $1.65 (basic) and $1.61 (diluted).  The decrease was primarily due to expenses incurred relating to the acquisition, totaling $1.6 million, net of taxes, which were almost entirely offset by increased net interest income. Net income, excluding merger related expenses, would have been $12.3 million, which represents an increase of $1.3 million, or 11.8% over 2015 net income. Adjusted earnings per share for 2016 would have been $1.91 (basic) and $1.86 (diluted).

The following table reconciles net income excluding merger related expenses (non-GAAP measure) to net income (GAAP):

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Net income, excluding merger related expenses	$10,425	$12,313	$10,974
Merger related expenses, net of taxes	—	1,619	—
Net income	$10,425	$10,694	$10,974

Interest Income.  Total interest and dividend income increased by $7.5 million, or 16.4%, to $53.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The increase is primarily the result of an increase in the average loan balance of $172.9 million due to organic loan growth.  The average yield on loans decreased 13 basis points for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Interest on loans in 2016 included $1.9 million of accretion income relative to fair value adjustments on loans acquired; without the accreted income the average yield on loans would have declined 15 basis points for the year ended December 31, 2016 compared to the year ended December 31, 2017.  The effect of accreted income on the average yield was immaterial for the year ended December 31, 2017.

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

Interest Expense. Total interest expense for the year ended December 31, 2017 increased by $4.2 million, or 41.5%, to $14.2 million from the year ended December 31, 2016.  The increase is due primarily to a $160.5 million increase in average deposits and a $14.9 million increase in average FHLB advances.  Interest expense on interest-bearing accounts increased $3.6 million, or 44.2%, and interest expense on FHLB advances increased by $464 thousand, or 36.1% for the year 2017 compared to 2016. The average funding cost for interest-bearing liabilities for the year ended December 31, 2017 increased 21 basis points to 1.35% compared to 1.14% for the year ended December 31, 2016.

Total interest expense for the year ended December 31, 2016 increased by $2.5 million, or 33.2% to $10.0 million from the year ended December 31, 2015, primarily due to the growth resulting from the acquisition. Total average deposits increased by $186.8 million, other borrowings decreased by $5.0 million, average FHLB advances increased by $68.4 million, and average subordinated debentures increased by $2.3 million. Interest expense on interest-bearing accounts increased $2.0 million, or 31.4%, and interest expense on FHLB advances increased by $678 thousand, or 111.8% for the year 2016 compared to 2015. Between the years 2016 and 2015, average rates for interest bearing deposits declined slightly for the year 2016, while the rate on FHLB advances declined by 23 basis points for the year 2016 compared to 2015.

Income.  Net interest income for the year ended December 31, 2017 increased $3.3 million, or 9.3% to $38.9 million compared to the year ended December 31, 2016.  Net interest income for the year ended December 31, 2016 increased $9.3 million, or 35.5%, to $35.6 million from the same period in 2015.

Our average interest-earning assets increased by $191.5 million, or 18.1%, to $1.3 billion for the year ending December 31, 2017 compared to the same period of 2016.  This is compared to averages of $1.1 billion and $780.4 million for the years ended December 31, 2016 and 2015, respectively.  Our net interest rate spread decreased to 2.89% for the year ended December 31, 2017 from 3.16% for the year ended December 31, 2016, and 3.13% for the year ended December 31, 2015. Our net interest margin decreased to 3.11% for the year ended December 31, 2017 from 3.35% for the year ended December 31, 2016 and 3.36% for the year ended December 31, 2015. The changes in our interest rate spread and net interest margin reflect yields of interest-earning assets decreasing while yields of interest-bearing liabilities increase.

Provision for Loan Losses.  Based on our analysis of the components of the allowance for loan losses described in “Allowance for Loan Losses” below, we recorded a provision for loan losses of $2.3 million for the year ended December 31, 2017, as the result of continued growth in the loan portfolio and charge-offs taken during the year compared to a provision for loan losses of $3.0 million for the year ended December 31, 2016, and a credit provision for loan losses of $1.0 million for the year ended December

31, 2015. For the year ended December 31, 2017, we charged-off $1.9 million in loans, compared to $1.7 million the year ended December 31, 2016, and $1.9 million for the year ended December 31, 2015, and recoveries for the same periods were $0.2 million, $1.0 million, and $2.7 million, respectively. Of the $1.0 million in loan recoveries for the year ended December 31, 2016, $0.9 million was from a single customer, while for the year ended December 31, 2015, $1.6 million of loan recoveries were from a single customer. The total allowance for loan losses was $13.2 million, or 1.15%, of total loans, and $12.6 million, or 1.23% of total loans, at December 31, 2017 and 2016, respectively. The total allowance for loan losses was $10.4 million, or 1.39% of total loans, as of December 31, 2015.  Total non-performing loans, excluding performing troubled debt restructurings, were $11.6 million at December 31, 2017.  This was an $8.5 million decrease from December 31, 2016. The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses inherent in the loan portfolio at December 31, 2017.

Non-Interest Income.  Non-interest income decreased by $1.0 million, or 12.2%, to $7.7 million for the year ended December 31, 2017 compared to $8.7 million for the same period of 2016.  Non-interest income increased $1.0 million, or 13.4%, to $8.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, which reported non-interest income of $7.7 million.  The primary factor contributing to the annual fluctuation in non-interest income is the Bank’s volume and activity in loan servicing fees and loan servicing rights income. For the three-year period ended December 31, 2017 loan servicing fees increased $0.2 million, from $5.3 million in 2015 to $6.6 million in 2016 to $5.5 million in 2017. The decrease from 2016 to 2017 was the result of a Farm Service Agency procedural change that has delayed our secondary market sale activity.

Non-Interest Expense.  Non-interest expense increased $1.8 million, or 7.6%, to $26.0 million for the year ended December 31, 2017, compared $24.1 million for the same period of 2016 as the result of an increase in employee compensation and benefits of $2.3 million.  This is attributed to an increase of nine full-time equivelant employees, or 6.7%, to 144 for the year-ended December 31, 2017, and a 21.1% increase in benefit costs from the year December 31, 2016.  The increase to employee compensation was partially offset by the one-time merger related expenses that were incurred in 2016.  During the fourth quarter of 2017, $0.4 million of business development expenses were accelerated from future periods to maximize the tax advantage of the higher corporate tax rate of 2017.

For the year ended December 31, 2016, non-interest expense increased $6.7 million, or 38.3%, to $24.1 million from $17.5 million for the year ended December 31, 2015.  The largest component of the increase was $2.6 million of expenses directly related to the acquisition and an additional $2.1 million of the increase reflected higher operating expenses associated with the growth in the organization resulting from the acquisition. As a result of the acquisition, the Company operates two additional full-service banking facilities, which resulted in an increase in full-time equivalent employees to 135 at December 31, 2016 from 102 at December 31, 2015, an increase of 32.4% This contributed to employee compensation and benefits increasing $2.3 million, or 21.7%, between 2015 and 2016. Other significant increases included information processing expenses of $1.7 million and professional fees of $0.5 million, which were primarily related to the merger.

Income Taxes. Income tax expense for the year ended December 31, 2017 was $7.8 million compared to $6.5 million for each of the years ended December 31, 2016 and 2015, respectively.  The effective tax rates as a percent of pre-tax income were approximately 43%, 38%, and 37%, for the years ended December 31, 2017, 2016, and 2015, respectively.  The increase in income tax expense and the effective tax rate for the year ended December 31, 2017 was due to a $1.0 million, or $0.15 per diluted share, reduction in the value or our net deferred tax asset which was recorded as additional income tax expense as a result of the Tax Act that was enacted late in the 4th quarter of 2017.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and rates, income and expenses, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$112,439	$2,158	1.92%	$108,549	$1,801	1.66%	$82,812	$1,401	1.69%
Loans (2)	1,086,836	50,395	4.64%	913,887	43,552	4.77%	680,279	32,301	4.75%
Interest bearing deposits due from other banks	52,786	499	0.95%	38,153	228	0.60%	17,333	65	0.38%
Total interest-earning assets	$1,252,061	$53,052	4.24%	$1,060,589	$45,581	4.30%	$780,424	$33,767	4.33%
Allowance for loan losses	(13,550)			(11,687)			(10,309)
Other assets	56,615			42,649			41,416
Total assets	$1,295,126			$1,091,551			$811,531

Liabilities
Savings, NOW, money market, interest checking	$245,851	$1,643	0.67%	$214,749	$1,066	0.50%	$158,610	$746	0.47%
Time deposits	661,784	10,172	1.54%	532,338	7,129	1.34%	401,643	5,492	1.37%
Total interest-bearing deposits	$907,635	$11,815	1.30%	$747,087	$8,195	1.10%	$560,253	$6,238	1.11%
Other borrowings	1,545	89	5.76%	3,047	161	5.30%	8,088	276	3.41%
FHLB advances	127,635	1,748	1.37%	112,722	1,284	1.14%	44,331	606	1.37%
Junior subordinated debentures	15,492	515	3.32%	14,628	374	2.56%	12,372	400	3.23%
Total interest-bearing liabilities	$1,052,307	$14,167	1.35%	$877,484	$10,014	1.14%	$625,044	$7,520	1.20%
Non-interest bearing deposits	96,172			84,621			62,430
Other liabilities	9,059			8,276			7,947
Total liabilities	1,157,538			970,381			695,421

SBLF preferred stock (3)	-			2,184			15,000
Shareholders' equity	137,588			118,986			101,110
Total liabilities and equity	$1,295,126			$1,091,551			$811,531
Net interest income		38,885			35,567			26,247
Interest rate spread (4)			2.89%			3.16%			3.13%
Net interest margin (5)			3.11%			3.35%			3.36%
Ratio of interest-earning assets to interest -bearing liabilities	1.19			1.21			1.25
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances and interest received on such loans.
(3)	The SBLF preferred stock refers to our Series C noncumulative perpetual preferred stock issued to the U.S. Treasury through the U.S. Treasury’s Small Business Lending Fund Program.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2017 v. 2016			Year Ended December 31, 2016 v. 2015
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$66	$291	$357	$426	$(26)	$400
Loans	7,982	(1,139)	6,843	11,132	119	11,251
Federal funds sold and interest-bearing deposits with banks	108	163	271	110	53	163
Total interest income	8,156	(685)	7,471	11,668	146	11,814
Interest Expense:
Savings, NOW, money market and interest checking	$170	$407	$577	$276	$44	$320
Time deposits	1,893	1,150	3,043	1,748	(111)	1,637
Other borrowings	(88)	16	(72)	(1,006)	891	(115)
FHLB advances	183	281	464	760	(82)	678
Junior subordinated debentures	23	118	141	176	(202)	(26)
Total interest expense	$2,181	$1,972	$4,153	$1,954	$540	$2,494
Net interest income	$5,975	$(2,657)	$3,318	$9,714	$(394)	$9,320

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

Volatility in milk prices is a normal aspect of the dairy business.  In 2017, the Wisconsin dairy economy continued recovering from a 21 month slump in milk prices that ended in May 2016 with a Class III milk price low of $12.76 cwt.  In June 2016, the Class III prices started to stabilize and averaged a price of $16.08 cwt for the 19 month period ending December 31, 2017.  The 2018 Class III milk prices once again have declined with February 2018 being $13.40 cwt.  The amount a farmer actually receives is increased by the amount of fat, protein and other valuable components of the milk sold.  As milk prices ebb and flow, certain farmers may be adversely impacted by sustained periods of lower prices.  Since its formation in 1997, the Bank has worked with distressed customers to help them pull through the downturn.  However, until the customers return to profitability, there will likely be an increase in troubled debt restructuring and non-performing loans.  We believe that due to the growing market for dairy products, the collateral value of farm real estate will remain solid.  According to a 2017 report, the Wisconsin Department of Agriculture, Trade and Consumer Protection reported the value of Wisconsin farm real estate increased by 1.41% during 2016.

The following table provides information with respect to our non-performing assets, as well as troubled debt restructurings and loans 90 days or more past due and still accruing at the dates indicated.

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonaccrual loans:
Agricultural loans	$7,653	$12,323	$17,705	$1,293	$1,076
Commercial loans	1,757	3,376	3,712	3,409	1,826
Commercial real estate loans	2,149	4,340	3,162	5,163	326
Residential real estate loans	—	68	—	1,690	2,828
Total nonaccrual loans	$11,559	$20,107	$24,579	$11,555	$6,056
Other real estate owned (1)	4,564	2,763	2,872	7,137	16,083
Total non-performing assets (2)	$16,123	$22,870	$27,451	$18,692	$22,139
Loans 90+ days past due and still accruing	—	—	—	—	—
Performing troubled debt restructured loans	9,019	4,300	610	846	4,020
Total non-performing assets and performing troubled debt restructurings	$25,142	$27,170	$28,061	$19,538	$26,159
Non-performing loans to total loans	1.01%	1.95%	3.29%	1.78%	1.06%
Non-performing loans and loans past due 90 days and still accruing to total loans	1.01%	1.95%	3.29%	1.78%	1.06%
Non-performing assets to total assets (2)(3)	1.15%	1.84%	3.10%	2.42%	2.92%
Total non-performing assets and performing troubled debt restructurings to total assets	1.80%	2.19%	3.17%	2.53%	3.45%
(1)	2017 and 2016 include $0.4 million of bank property transferred from premises and equipment which is not considered a non-performing asset.
(2)	Non-performing assets are defined as nonaccrual loans plus OREO.
(3)	Loans are presented before allowance for loan losses and do not include deferred loan origination costs (fees).

Interest income that would have been recorded for the years ended December 31, 2017, 2016, and 2015, had nonaccrual loans been current according to their original terms, amounted to $1.9 million, $1.5 million, and $1.7 million, respectively. No income related to nonaccrual loans was included in interest income for the years ended December 31, 2017, 2016, and 2015.

Total nonaccrual loans decreased by $8.5 million to $11.6 million at December 31, 2017.  Total nonaccrual loans decreased from December 31, 2015 to December 31, 2016 by $4.5 million to $20.1 million.  The decrease in both years was primarily due to collection activities, loan payoffs, and the completion of foreclosures and transfer of properties into OREO.

The Bank is actively managing its OREO portfolio.  As of December 31, 2017, OREO totaled $5.0 million compared to $3.2 million at December 31, 2016, and $2.9 million at December 31, 2015. The increase in OREO at December 31, 2017 compared to December 31, 2016, was the result of transferring $5.1 million of properties to OREO, offset by sales of $3.3 million.  We expect the balance of the OREO in our portfolio and the related expenses to decline as we continue to sell properties.

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

The following table shows the aggregate amounts of our substandard and special mention loans.

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Doubtful, Substandard, and Special mention loans:
Doubtful	$—	$—	$—	$—	$—
Substandard impaired	33,002	21,440	30,402	24,844	23,980
Substandard performing	50,224	28,876	—	—	—
Special mention	8,902	15,168	13,911	12,843	28,103
Total substandard and special mention loans	$92,128	$65,484	$44,313	$37,687	$52,083

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	As of December 31, 2017 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$476	30.9%	$6,819	70.9%	$7,295	65.4%
Commercial real estate loans	—	0.0%	2,149	22.4%	2,149	19.3%
Commercial loans	1,064	69.1%	642	6.7%	1,706	15.3%
Residential real estate	—	0.0%	—	0.0%	—	0.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$1,540	100.0%	$9,610	100.0%	$11,150	100.0%

	As of December 31, 2016 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$12	1.8%	$9,680	64.1%	$9,692	61.5%
Commercial real estate loans	287	42.8%	2,710	18.0%	2,997	19.0%
Commercial loans	371	55.4%	2,695	17.9%	3,066	19.5%
Residential real estate	—	0.0%	—	0.0%	—	0.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$670	100.0%	$15,085	100.0%	$15,755	100.0%

	As of December 31, 2015 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$983	80.5%	$2,405	29.0%	$3,388	35.5%
Commercial real estate loans	234	19.1%	2,418	29.1%	2,652	27.9%
Commercial loans	—	0.0%	3,476	41.9%	3,476	36.5%
Residential real estate	5	0.4%	—	0.0%	5	0.1%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$1,222	100.0%	$8,299	100.0%	$9,521	100.0%

	As of December 31, 2014 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$364	88.3%	$238	3.5%	$602	8.4%
Commercial real estate loans	—	0.0%	2,592	38.5%	2,592	36.3%
Commercial loans	42	10.2%	3,366	50.0%	3,408	47.7%
Residential real estate	6	1.5%	534	8.0%	540	7.6%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$412	100.0%	$6,730	100.0%	$7,142	100.0%

	As of December 31, 2013 Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
Agricultural loans	$68	21.9%	$400	8.5%	$468	9.5%
Commercial real estate loans	—	0.0%	326	7.1%	326	6.6%
Commercial loans	—	0.0%	1,826	39.4%	1,826	36.9%
Residential real estate	244	78.1%	2,083	45.0%	2,327	47.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$312	100.0%	$4,635	100.0%	$4,947	100.0%

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

As disclosed in the notes to the financial statements, our allowance for loan losses is comprised primarily of general reserves of $11.8 million with a limited amount of specific reserves totaling $1.4 million at December 31, 2017. This compares to $11.3 million with a limited amount of specific reserves totaling $1.3 million at December 31, 2016 and $8.1 million of general reserves and $2.3 million of specific reserves at December 31, 2015.

General Component. The general component of the allowance for loan losses relates to loans that are not determined to be impaired. Management determines the appropriate loss factor for each segment of loans with similar risk characteristics within the portfolio based on that segment’s loss experience and several other quantitative, qualitative and economic factors relevant to each segment. While loan segments generally represent groups of loans with similar risk characteristics, we may include loans categorized by loan grade, or any other characteristic that causes a loan’s risk profile to be similar to a group of loans. We consider estimated credit losses associated with each segment of our portfolio to differ from purely historical loss experience due to qualitative factors including changes in lending policies and procedures and changes in the nature and volume of the loan portfolio; quantitative factors including changes in the volume and severity of past due, nonaccrual, and adversely graded loans, changes in concentrations of credit, and changes in the value of underlying collateral for collateral dependent loans; and economic factors including changes in economic or business conditions and the effect of competition, legal and regulatory requirements on estimated credit losses.  The historical charge-off data is updated on a rolling quarterly basis, with the oldest quarter’s charge-off data being replaced with the most recent quarter’s charge-off data.  We typically give more weight to the more recent charge-off data for each specific type of loan, as we believe that is more indicative of current trends.  Our quantitative, qualitative, and economic factors are reviewed on a quarterly basis for each loan segment and our historical loss experience is reviewed quarterly to ensure that our analysis is reflective of current conditions in our loan portfolio and economy.

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

Discussion of Allowance for Loan Losses. At December 31, 2017, our allowance for loan losses was $13.2 million, or 1.2% of loans and 114.6% of nonaccrual loans.  At December 31, 2016, our allowance for loan losses was $12.6 million, or 1.2% of loans and 62.9% of nonaccrual loans, and at December 31, 2015, our allowance for loan losses was $10.4 million, or 1.4% of loans and 42.3% of nonaccrual loans.  Nonaccrual loans at December 31, 2017 were $11.6 million, or 1.0% of loans, compared to $20.1 million, or 2.0% of loans at December 31, 2016, and $24.6 million, or 3.3% of loans at December 31, 2015.

Between December 31, 2016 and December 31, 2017, the Bank’s OREO portfolio increased from $3.2 million to $5.0 million, an increase of $1.8 million, or 57.0%. The increase is primarily due to the foreclosure of four properties totaling $5.1 million, $0.4 million transferred from premises and equipment, which was offset in part by $3.3 million of property sales.

Many factors are evaluated in our analysis of the allowance for loan loss, including milk price and unemployment rates, economic and business conditions and our most recent historical loss experience. Notwithstanding the improvement in the quantitative, qualitative and economic factors in recent years, we anticipate we will resume making provisions to the allowance for loan losses to support growth in the loan portfolio in the near future, as circumstances warrant.

The allowance for loan losses is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	As of December 31, 2017			As of December 31, 2016			As of December 31, 2015
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$9,712	73.31%	1.41%	$8,173	64.63%	1.31%	$6,355	61.10%	1.27%
Commercial real estate loans	1,978	14.93%	0.68%	2,762	21.84%	1.02%	2,237	21.50%	1.38%
Commercial loans	1,508	11.38%	1.32%	1,239	9.80%	1.38%	1,268	12.20%	2.44%
Residential real estate	47	0.35%	0.09%	470	3.72%	1.04%	533	5.10%	1.54%
Installment and consumer other	2	0.02%	0.58%	1	0.01%	0.63%	12	0.10%	2.31%
Total	$13,247	100.0%	1.15%	$12,645	100.0%	1.23%	$10,405	100.0%	1.39%

	As of December 31, 2014			As of December 31, 2013
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$3,456	32.59%	0.83%	$3,144	29.95%	0.84%
Commercial real estate loans	3,326	31.37%	2.42%	3,254	31.01%	3.17%
Commercial loans	2,420	22.82%	4.50%	2,172	20.70%	4.26%
Residential real estate	1,392	13.13%	3.40%	1,819	17.33%	4.56%
Installment and consumer other	9	0.09%	1.11%	3	0.03%	0.87%
Unallocated	—	0.00%	0.00%	103	0.98%	0.00%
Total	$10,495	100.0%	1.64%	$10,495	100.0%	1.84%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Balance, beginning of period	$12,645	$10,405	$10,603	$10,495	$12,521
Provision for loan losses	2,330	2,959	(1,019)	589	4,200
Loans charged off:
Agriculture loans	—	1,142	1,145	115	—
Commercial real estate loans	987	242	162	141	3,361
Commercial loans	917	277	415	339	132
Residential real estate loans	—	5	178	52	2,945
Installment and consumer other	—	4	7	—	—
Total loans charged off	$1,904	$1,670	$1,907	$647	$6,438
Recoveries:
Agriculture loans	43	2	61	21	16
Commercial real estate loans	92	884	743	126	185
Commercial loans	41	65	1,197	18	3
Residential real estate loans	—	—	727	1	8
Installment and consumer other	—	—	—	—	—
Total recoveries	$176	$951	$2,728	$166	$212
Net loans charged off (recovered)	$1,728	$719	$(821)	$481	$6,226
Allowance for loan losses, end of period	$13,247	$12,645	$10,405	$10,603	$10,495
Net charge-offs (recoveries) to average loans	0.16%	0.08%	(0.12)%	0.08%	1.05%
Allowance for loan losses to total loans	1.15%	1.23%	1.39%	1.64%	1.84%

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.  At December 31, 2017, the Bank had fixed rate advances outstanding with FHLB of $121.5 million and no borrowings outstanding at the Federal Reserve Bank of Chicago.   The Bank had unused collateral of $40.5 million with FHLB and a $50 million line-of-credit available with the Federal Reserve Bank of Chicago at December 31, 2017.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11.3 million, $25.6 million, and $7.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $131.5 million, $124.3 million, and $103.7 million, for the years ended December 31, 2017, 2016, and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB and Federal Discount advances, was $144.3 million, $126.5 million, and $101.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 leverage capital of $147.6 million, or 10.76% of average total assets, which is above the required level of $68.6 million, or 5.0% of average total assets, and total risk-based capital of $161.4 million, or 12.79% of risk-weighted assets, which is above the required level of $126.2 million, or 10.0% of risk-weighted assets. The Bank had Tier 1 risk-based capital of $147.6 million, or 11.69% of risk-weighted assets, which is above the required level to be considered well-capitalized of $100.9 million, or 8.0% of risk-weighted assets, and Tier 1 common equity of $147.6 million, or 11.69% of risk-weighted assets, which is above the required level to be considered well-capitalized of $82.0 million, or 6.5% of risk-weighted assets at December 31, 2017.  For a discussion of certain other sources of liquidity, please see “Comparison of Financial Condition at December 31, 2017, 2016 and 2015—Borrowings.”

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and interest and payment of dividends to preferred shareholders and common shareholders. There are certain restrictions on the payment of dividends by the Bank to us, which are described in the section captioned “Item I – Business - Supervision and Regulation—Regulation and Supervision of the Bank—Dividend Payments.” At December 31, 2017, there were $85.9 million of retained earnings available for the payment of dividends by the Bank to us. The Bank paid us $1.1 million and $1.2 million in dividends during the year ended December 31, 2017 and 2016, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the payment or the performance of a Bank customer to a third party. Both standby and performance letters of credit are generally issued for terms of one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments

At December 31, 2017, we had outstanding commitments to originate loans and unadvanced funds on loans of $235.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2017 totaled $267.6 million. If a substantial portion of these deposits are not retained, we may utilize FHLB advances, wholesale deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2017, we had no irrevocable and stand-by-letters of credit from the FHLB.

For the years ended December 31, 2017, 2016, and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2017:

	Payments Due by Period
	1 Year or less	1-3 Years	3-5 Years	More than 5 Years	Total
	(dollars in thousands)
Operating lease obligations	$75	$134	$1	$—	$210
Certificates of deposit	267,557	312,782	124,886	1,275	706,500
Capital lease obligations	41	—	—	—	41
FHLB advances	60,100	43,400	18,000	—	121,500
Subordinated debentures	—	—	—	15,523	15,523
Other borrowings	406	—	—	852	1,258
Purchase contract	5,000	—	—	—	5,000
Total contractual obligations	$333,179	$356,316	$102,686	$57,851	$850,032

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

A major source of interest rate risk is a difference in the repricing of assets and liabilities. First, there are differences in the timing of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial real estate loan may be fixed for 10 years, while the rate paid on a certificate of deposit may be fixed only for a few months. Due to these timing differences, net interest income is sensitive to changes in the level and shape of the yield curve. Second, there are differences in the drivers of rate changes of various assets and liabilities known as basis risk. For example, commercial loans may reprice based on one-month LIBOR or prime, while the rate paid on retail money market demand accounts may be only loosely correlated with LIBOR and depend on competitive demand for funds. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.

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

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning December 31, 2017 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$49,969	11.29%	$108,049	15.84%
+200 bps	47,457	5.69%	100,620	7.88%
+100 bps	46,199	2.89%	96,948	3.94%
Base	44,901	0.00%	93,272	0.00%
-100 bps	42,399	(5.57)%	87,119	(6.60)%
-200 bps	37,668	(16.11)%	74,760	(19.85)%

As of December 31, 2017, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Our economic value of equity analysis as of December 31, 2017 is set forth below. The impact on our economic value of equity under all scenarios referenced in the table below are within policy guidelines.

Rate Shift (1)	Economic Value of Equity	% Change In
	(dollars in thousands)
+400 bps	$121,680	(17.29)%
+200 bps	133,106	(9.53)%
+100 bps	139,759	(5.00)%
Base	147,119	0.00%
-100 bps	150,276	2.15%
-200 bps	148,185	0.72%
(1)	The calculated changes assume an immediate and proportional shock of the static yield curve.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

County Bancorp, Inc. and Subsidiaries

Manitowoc, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of County Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CliftonLarsonAllen LLP

We have served as the Company’s auditor since 1996.

Milwaukee, Wisconsin

March 15, 2018

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$66,771	$42,679
Securities available for sale, at fair value	126,030	123,437
FHLB Stock, at cost	4,138	5,688
Loans held for sale	6,575	1,162
Loans, net of allowance for loan losses of $13,247 as of December 31, 2017; $12,645 as of December 31, 2016	1,135,704	1,017,841
Premises and equipment, net	9,662	9,819
Loan servicing rights	8,950	9,264
Other real estate owned, net	4,962	3,161
Cash surrender value of bank owned life insurance	17,389	11,448
Deferred tax asset, net	3,265	5,486
Goodwill	5,038	5,038
Core deposit intangible, net of amortization of $882 as of December 31, 2017; $360 as of December 31, 2016	919	1,441
Accrued interest receivable and other assets	7,642	6,206
Total assets	$1,397,045	$1,242,670

LIABILITIES
Deposits:
Noninterest-bearing	$125,584	$118,657
Interest-bearing	984,493	858,861
Total deposits	1,110,077	977,518
Other borrowings	1,299	2,152
Advances from FHLB	121,500	107,895
Subordinated debentures	15,523	15,451
Accrued interest payable and other liabilities	7,660	8,366
Total liabilities	1,256,059	1,111,382

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,112,962 shares issued and 6,673,381 shares outstanding as of December 31, 2017; 7,018,248 shares issued and 6,586,335 shares outstanding as of December 31, 2016	28	26
Surplus	52,230	50,553
Retained earnings	86,385	77,907
Treasury stock, at cost, 439,581 and 431,913 shares at December 31, 2017 and 2016, respectively	(5,030)	(4,828)
Accumulated other comprehensive loss	(627)	(370)
Total shareholders' equity	140,986	131,288
Total liabilities and shareholders' equity	$1,397,045	$1,242,670

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$50,395	$43,552	$32,301
Taxable securities	1,808	1,433	964
Tax-exempt securities	350	368	437
Federal funds sold and other	499	228	65
Total interest and dividend income	53,052	45,581	33,767

INTEREST EXPENSE
Deposits	11,815	8,195	6,238
FHLB advances and other borrowings	1,837	1,445	882
Subordinated debentures	515	374	400
Total interest expense	14,167	10,014	7,520
Net interest income	38,885	35,567	26,247
Provision for loan losses	2,330	2,959	(1,019)
Net interest income after provision for loan losses	36,555	32,608	27,266
NON-INTEREST INCOME
Services charges	1,406	1,341	1,039
Gain on sale of loans, net	118	242	429
Loan servicing fees	5,484	6,571	5,323
Other	645	561	894
Total non-interest income	7,653	8,715	7,685
NON-INTEREST EXPENSE
Employee compensation and benefits	15,437	13,101	10,769
Occupancy	654	512	338
Write-down of other real estate owned	905	480	256
Other	8,996	10,053	6,095
Total non-interest expense	25,992	24,146	17,458
Income before income taxes	18,216	17,177	17,493
Income tax expense	7,791	6,483	6,519
NET INCOME	$10,425	$10,694	$10,974

NET INCOME PER SHARE:
Basic	$1.52	$1.65	$1.85
Diluted	$1.49	$1.61	$1.82
Dividends paid per share	$0.24	$0.20	$0.16

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(dollars in thousands)
Net income	$10,425	$10,694	$10,974
Other comprehensive loss:
Unrealized losses on securities available for sale	(475)	(969)	(270)
Reclassification adjustments for losses included in net income	31	—	—
Income tax benefit	187	378	105
Total other comprehensive loss	(257)	(591)	(165)
Comprehensive income	$10,168	$10,103	$10,809

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016, and 2015

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2014	$8,000	$5	$16,970	$59,254	$(4,572)	$386	80,043
Net income	—	—	—	10,974	—	—	10,974
Other comprehensive loss	—	—	—	—	—	(165)	(165)
Stock compensation expense, net of tax	—	—	360	—	—	—	360
Purchase of treasury stock (11,838 shares)	—	—	32	—	(186)	—	(154)
Cash dividends declared on common stock	—	—	—	(918)	—	—	(918)
Cash dividends declared on preferred stock	—	—	—	(320)	—	—	(320)
Cash dividends declared on SBLF preferred stock	—	—	—	(165)	—	—	(165)
Proceeds from sale of common stock (1,284,049 shares)	—	14	17,355	—	—	—	17,369
Balance at December 31, 2015	$8,000	$19	$34,717	$68,825	$(4,758)	$221	$107,024
Net income	—	—	—	10,694	—	—	10,694
Other comprehensive loss	—	—	—	—	—	(591)	(591)
Stock compensation expense, net of tax	—	—	407	—	—	—	407
Purchase of treasury stock (10,305 shares)	—	—	—	—	(70)	—	(70)
Cash dividends declared on common stock	—	—	—	(1,270)	—	—	(1,270)
Cash dividends declared on preferred stock	—	—	—	(321)	—	—	(321)
Cash dividends declared on SBLF preferred stock	—	—	—	(21)	—	—	(21)
Shares issued in the acquisition of Fox River Valley Bancorp, Inc. (712,830 shares)	—	7	14,249	—	—	—	14,256
Proceeds from sale of common stock (102,504 shares)	—	—	1,180	—	—	—	1,180
Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288
Net income	—	—	—	10,425	—	—	10,425
Other comprehensive loss	—	—	—	—	—	(257)	(257)
Stock compensation expense, net of tax	—	—	555	—	—	—	555
Purchase of treasury stock (7,668 shares)	—	—	—	—	(202)	—	(202)
Cash dividends declared on common stock	—	—	—	(1,594)	—	—	(1,594)
Cash dividends declared on preferred stock	—	—	—	(353)	—	—	(353)
Proceeds from sale of common stock (80,854 shares)	—	2	1,122	—	—	—	1,124
Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(dollars in thousands)
Cash flows from operating activities
Net income	$10,425	$10,694	$10,974
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,010	980	592
Amortization of core deposit intangible	522	360	—
Amortization of subordinated debentures	72	44	—
Provision for loan losses	2,330	2,959	(1,019)
Realized loss on sales of securities available-for-sale	31	—	—
Realized loss (gain) on sales of other real estate owned	(353)	(122)	254
Write-down of other real estate owned	905	480	256
Realized loss (gain) on sales of premises and equipment	290	(13)	(2)
Increase in cash surrender value of bank owned life insurance	(441)	(293)	(293)
Deferred income tax expense	2,263	832	380
Stock compensation expense, net	555	407	360
Net amortization of securities	839	929	569
Net change in:
Accrued interest receivable and other assets	(1,312)	952	(378)
Loans held for sale	(5,413)	8,039	(5,087)
Loan servicing rights	314	(1,119)	(399)
Accrued interest payable and other liabilities	(706)	473	862
Net cash provided by operating activities	11,331	25,602	7,069
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	28,116	19,730	8,435
Purchases of securities available for sale	(53,096)	(12,704)	(11,274)
Proceeds from sales of securities available-for-sale	21,093	—	—
Redemption (purchases) of FHLB stock	1,550	(2,181)	(2,255)
Purchases of bank owned life insurance	(5,500)	—	—
Loan originations and principal collections, net	(125,323)	(142,249)	(100,775)
Proceeds from sales of premises and equipment	1,615	25	8
Purchases of premises and equipment	(2,758)	(1,777)	(3,167)
Capitalized additions to other real estate owned	—	(135)	(39)
Proceeds from sales of other real estate owned	2,777	2,646	5,324
Net cash provided by business combination	—	12,320	—
Net cash used in investing activities	(131,526)	(124,325)	(103,743)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	22,624	(7,690)	24,062
Net increase in certificates of deposits	109,936	110,030	42,694
Net change in other borrowings	(853)	(1,793)	(19,912)
Proceeds from FHLB advances	192,660	767,200	795,695
Repayment of FHLB advances	(179,055)	(725,750)	(757,250)
Payments to acquire treasury stock	(202)	(70)	(154)
Proceeds from issuance of common stock	1,124	1,180	17,369
Redemption of SBLF preferred stock	—	(15,000)	—
Dividends paid on SBLF preferred stock	—	(21)	(165)
Dividends paid on preferred stock	(353)	(321)	(320)
Dividends paid on common stock	(1,594)	(1,270)	(918)
Net cash provided by financing activities	144,287	126,495	101,101
Net change in cash and cash equivalents	24,092	27,772	4,427
Cash and cash equivalents, beginning of period	42,679	14,907	10,480
Cash and cash equivalents, end of period	$66,771	$42,679	$14,907

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,657	$9,594	$7,435
Income taxes	6,650	6,515	5,860
Noncash investing activities:
Transfer from loans to other real estate owned	$5,130	$810	$1,530
Transfer from premises and equipment to other real estate owned	—	397	—
Loans charged off	1,904	1,670	1,907

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

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

Nature of Business and Significant Concentrations of Credit Risk

The Company is the sole shareholder of Investors Community Bank. The Bank is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies. The Company commenced operations in May of 1996; the Bank commenced operations in March of 1997. ICB Investment Corp. commenced operations in 2001. In July of 2010, the Bank formed Investors Insurance Services, LLC for the sole purpose of protecting the Bank from liability risk when selling crop insurance. Selling crop insurance had historically been a business function performed within the Bank. In September of 2011, the Bank formed ABS 1, LLC, for the sole purpose of holding real estate and personal property for sale which was obtained through repossession.  In November 2015, the Company formed County Acquisition LLC for the sole purpose of acquiring Fox River Valley Bancorp, Inc., and it was subsequently dissolved in May of 2016 after the Fox River Valley acquisition was completed.  In August of 2017, the Bank dissolved  ICB Investment Corp., which was a wholly-owned Nevada subsidiary, and distributed its assets to the Bank.

The Bank provides a full range of banking and related financial services, which include real estate lending, business services, and agricultural finance, to individual and corporate customers primarily located within the state of Wisconsin. The Bank’s primary source of revenue is providing loans to customers, who are predominantly engaged in dairy farming and commercial activities. Its primary deposit products are savings and term certificate accounts. The Bank is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

The Company has no other significant activities other than ownership of the Bank. Note 4 discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in.

Agricultural loans, including agricultural operating, real estate and construction loans, represented 59.7% and 60.6% of our total loan portfolio at December 31, 2017 and 2016, respectively. Commercial real estate, including commercial construction loans, represented 25.5% and 26.3% of our total loan portfolio at December 31, 2017 and 2016, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, that are Delaware statutory trusts which have not been consolidated in accordance with accounting guidance related to variable interest entities.

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

Other Real Estate Owned

Land purchased by the Bank that is held for sale is recorded at the lower of cost or market value.

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Goodwill was $5.0 million at December 31, 2017 and 2016.  There was no impairment charge to goodwill or core deposit intangible related to the Fox River Valley acquisition at December 31, 2017.  The net book value of core deposit intangible was $0.9 million and $1.4 million at December 31, 2017 and December 31, 2016, respectively.  Goodwill and core deposit intangible are included on the consolidated balance sheets.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not the some portion or all of the deferred tax asset will not be realized.  For the year ended December 31, 2017, the value of our net deferred tax asset was reduced by $0.9 million and recorded as additional income tax expense as a result of the Tax Act that was enacted on December 22, 2017.

The Company files income taxes returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2014.

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

Segments

The Company’s operations consist of one segment, community banking.  The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.  Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

New Accounting Pronouncements

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs), along with any related valuation allowance, as noncurrent in a balance sheet. This ASU eliminates current guidance requiring deferred taxes for each jurisdiction to be presented as a net current asset or liability and a net noncurrent asset or liability. As a result, each jurisdiction would have one net noncurrent DTA or DTL balance. The ASU does not change the existing requirement that only permits offsetting DTAs and DTLs within a particular jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. This guidance was adopted during 2017 and did not have any material impact on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company does not have any equity securities in its portfolio; the adoption of this ASU will have no effect on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Entities should apply this amendment a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has engaged a third-party software consultant to assist in developing our loss model methodology, and is currently gathering historical data.  At this time, the effect this ASU will have on its consolidated financial statements is unknown.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in practice in how certain cash receipts and payments are presented and classified on the statement of cash flows.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted including adoption in an interim period.  Entities should apply this amendment as of the beginning of the first reporting period in which the guidance is effective.  The adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  This update eliminates Step 2 of the goodwill impairment test, and instead, recognizes an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated.  The Company early adopted this amendment effective January 1, 2017 for its goodwill impairment analysis.  The result of this amendment had no impact on the Company since its goodwill is not impaired as of December 31, 2017.

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

In September 2017, the FASB issued updated guidance codified within ASU No. 2017-13, Revenue Recognition, Revenue from Contracts with Customers, Leases (Topic 840), and Leases (Topic 842) to clarify the amendment to the SEC paragraphs pursuant to the staff announcement on July 20, 2017 and update ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which was an update to ASU 2014-09 Revenue from Contracts with Customers, is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 supersedes Topic 605—Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle or revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2016-20 narrow the aspects of the guidance issued within ASU 2014-09 and are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not allowed. The Company is currently cataloging revenue streams and reviewing current policies and practices to identify differences under this ASU.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act (the 2017 Tax Act”).  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted including adoption in an interim period.  The Company plans to early adopt this amendment during the first quarter of 2018 and will include the impact of the reclassification from other comprehensive income to retained earnings is included in the Statement of Changes in Shareholders’ Equity.

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

The Company accounted for the transaction under the acquisition method of accounting under FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and thus, the financial position and results of operations of Fox River Valley prior to the closing date were not included in the accompanying consolidated financial statements.  The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value with the assistance of third party valuations, appraisals, and third party advisors.  The estimated fair values were subject to refinement as additional information relative to the closing date fair values became available through the measurement period of approximately one year from consummation.

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

NOTE 3—RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2017 and 2016 these reserve balances amounted to approximately $6.3 million and $5.6 million, respectively.

NOTE 4—SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2017
U.S. government and agency securities	$4,874	$82	$—	$4,956
Municipal securities	33,949	56	(240)	33,765
Mortgage-backed securities	88,242	64	(997)	87,309
	$127,065	$202	$(1,237)	$126,030
December 31, 2016
U.S. government and agency securities	$1,000	$—	$—	$1,000
Municipal securities	45,638	57	(239)	45,456
Mortgage-backed securities	73,648	292	(632)	73,308
Asset-backed securities	3,761	3	(91)	3,673
	$124,047	$352	$(962)	$123,437

The amortized cost and fair value of securities at December 31, 2017 and 2016 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
December 31, 2017
Due in one year or less	$7,990	$7,980
Due from one to five years	10,494	10,470
Due from five to ten years	11,482	11,494
Due after ten years	8,857	8,777
Mortgage-backed securities	88,242	87,309
	$127,065	$126,030
December 31, 2016
Due in one year or less	$17,396	$17,311
Due from one to five years	25,960	25,912
Due from five to ten years	7,043	6,906
Due after ten years	—	—
Mortgage-backed securities	73,648	73,308
	$124,047	$123,437

Proceeds from the sale of securities available-for-sale were $21.1 million and the gross loss was $31,000 for the year ended December 31, 2017.  There were no sales for realized gains or losses of securities available for sale for the years ended December 31, 2016.

At December 31, 2017 and 2016 no securities were pledged to secure the FHLB advances besides FHLB stock of $4.1 million and $5.7 million, respectively. At December 31, 2017 and 2016 the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $8.6 million and $11.3 million, respectively.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2017
Municipal securities	$25,280	$(224)	$1,354	$(16)	$26,634	$(240)
Mortgage-backed securities	54,278	(521)	16,466	(476)	70,744	(997)
Asset-backed securities	—	—	—	—	—	—
	$79,558	$(745)	$17,820	$(492)	$97,378	$(1,237)
December 31, 2016
Municipal securities	$24,924	$(236)	$604	$(3)	$25,528	$(239)
Mortgage-backed securities	48,719	(632)	—	—	48,719	(632)
Asset-backed securities	2,745	(91)	—	—	2,745	(91)
	$76,388	$(959)	$604	$(3)	$76,992	$(962)

The unrealized loss on the investments at December 31, 2017 and 2016 was due to normal fluctuations and pricing inefficiencies. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017 and 2016.

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

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at December 31, 2017 or 2016.

At December 31, 2017, 127 debt securities had unrealized losses with aggregate depreciation of 1.27% from the Company’s amortized cost basis. At December 31, 2016, 117 debt securities had unrealized losses with aggregate depreciation of 1.25% from the Company’s amortized cost basis.  These unrealized losses related principally to Government National Mortgage Association mortgage-backed and municipal debt securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the intent and ability to hold debt securities until maturity for the foreseeable future if classified as available for sale, the decline is not deemed to be other-than-temporary.

NOTE 5—LOANS

The components of the loan portfolio were as follows:

	December 31,
	2017	2016
	(dollars in thousands)
Agricultural loans	$686,430	$624,632
Commercial real estate loans	292,704	270,475
Commercial loans	114,332	89,944
Residential real estate loans	55,138	45,276
Installment and consumer other	347	159
Total gross loans	1,148,951	1,030,486
Allowance for loan losses	(13,247)	(12,645)
Loans, net	$1,135,704	$1,017,841

The following table presents the aging of the recorded investment in past due loans at December 31, 2017 and 2016:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
December 31, 2017
Agricultural loans	$476	$—	$6,819	$7,295	$679,135	$686,430
Commercial real estate loans	—	—	2,149	2,149	290,555	292,704
Commercial loans	1,064	—	642	1,706	112,626	114,332
Residential real estate loans	—	—	—	—	55,138	55,138
Installment and consumer other	—	—	—	—	347	347
Total	$1,540	$-	$9,610	$11,150	$1,137,801	$1,148,951

December 31, 2016
Agricultural loans	$12	$—	$9,680	$9,692	$614,940	$624,632
Commercial real estate loans	—	287	2,710	2,997	267,478	270,475
Commercial loans	371	—	2,695	3,066	86,878	89,944
Residential real estate loans	—	—	—	—	45,276	45,276
Installment and consumer other	—	—	—	—	159	159
Total	$383	$287	$15,085	$15,755	$1,014,731	$1,030,486

The following table lists information on nonaccrual, restructured, and certain past due loans:

	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$9,610	$15,085
Nonaccrual loans 30-89 days past due	1,493	371
Nonaccrual loans, less than 30 days past due	456	4,651
Restructured loans not on nonaccrual status	9,019	4,300
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loan:

	December 31,
	2017	2016
	(dollars in thousands)
Agricultural loans	$7,651	$12,323
Commercial real estate loans	2,149	4,340
Commercial loans	1,759	3,376
Residential real estate loans	—	68
Total	$11,559	$20,107

All nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances are as follows:

	December 31,
	2017	2016
	(dollars in thousands)
Impaired loans without a specific allowance	$10,755	$7,399
Impaired loans with a specific allowance	22,247	14,041
Total impaired loans	33,002	21,440
Specific allowance related to impaired loans	$1,436	$1,336

The average recorded investment in total impaired loans for the years ended December 31, 2017 and 2016 amounted to approximately $27.2 million and $25.9 million, respectively.  Interest income recognized on total impaired loans for the years ended December 31, 2017 and 2016 amounted to approximately $1.7 million and $0.4 million,  respectively. For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.9 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively.

The following tables present loans individually evaluated for impairment by class of loans at December 31, 2017 and 2016:

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$9,300	$7,868	$—
Commercial real estate loans	3,506	2,465	—
Commercial loans	621	422	—
Residential real estate loans	—	—	—
	$13,427	$10,755	$—

With an allowance recorded
Agricultural loans	$33,224	$20,876	$1,026
Commercial real estate loans	—	—	—
Commercial loans	1,381	1,371	410
Residential real estate loans	—	—	—
	34,605	22,247	1,436
Total	$48,032	$33,002	$1,436

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$4,896	$2,672	$—
Commercial real estate loans	2,734	2,017	—
Commercial loans	3,068	2,642	—
Residential real estate loans	68	68	—
	$10,766	$7,399	$—

With an allowance recorded
Agricultural loans	$25,240	$10,223	$546
Commercial real estate loans	3,848	2,713	377
Commercial loans	1,508	1,105	413
Residential real estate loans	—	—	—
	30,596	14,041	1,336
Total	$41,362	$21,440	$1,336

Changes in the allowance for loan losses are as follows:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Balance, beginning of year	$12,645	$10,405	$10,603
Provision for loan losses	2,330	2,959	(1,019)
Loans charged off	(1,904)	(1,670)	(1,907)
Recoveries	176	951	2,728
Balance, end of period	$13,247	$12,645	$10,405

Changes in the allowance for loan losses by portfolio segment were as follows:

	December 31, 2017
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$8,173	1,496	$—	$43	$9,712
Commercial real estate loans	2,762	111	(987)	92	1,978
Commercial loans	1,239	1,145	(917)	41	1,508
Residential real estate loans	470	(423)	—	—	47
Installment and consumer other	1	1	—	—	2
Total	$12,645	$2,330	$(1,904)	$176	$13,247

	December 31, 2016
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$6,355	2,958	$(1,142)	$2	$8,173
Commercial real estate loans	2,237	(117)	(242)	884	2,762
Commercial loans	1,268	183	(277)	65	1,239
Residential real estate loans	533	(58)	(5)	—	470
Installment and consumer other	12	(7)	(4)	—	1
Total	$10,405	$2,959	$(1,670)	$951	$12,645

	December 31, 2015
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$3,456	3,983	$(1,145)	$61	$6,355
Commercial real estate loans	3,326	(1,670)	(162)	743	2,237
Commercial loans	2,420	(1,934)	(415)	1,197	1,268
Residential real estate loans	1,392	(1,408)	(178)	727	533
Installment and consumer other	9	10	(7)	—	12
Total	$10,603	$(1,019)	$(1,907)	$2,728	$10,405

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

	December 31, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,026	$8,686	$9,712
Commercial real estate loans	—	1,978	1,978
Commercial loans	410	1,098	1,508
Residential real estate loans	—	47	47
Installment and consumer other	—	2	2
Total ending allowance for loan losses	1,436	11,811	13,247
Loans:
Agricultural loans	28,744	657,686	686,430
Commercial real estate loans	2,465	290,239	292,704
Commercial loans	1,793	112,539	114,332
Residential real estate loans	—	55,138	55,138
Installment and consumer other	—	347	347
Total loans	33,002	1,115,949	1,148,951
Net loans	$31,566	$1,104,138	$1,135,704

	December 31, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$546	$7,627	$8,173
Commercial real estate loans	377	2,385	2,762
Commercial loans	413	826	1,239
Residential real estate loans	—	470	470
Installment and consumer other	—	1	1
Total ending allowance for loan losses	1,336	11,309	12,645
Loans:
Agricultural loans	13,044	611,588	624,632
Commercial real estate loans	4,952	265,523	270,475
Commercial loans	3,376	86,568	89,944
Residential real estate loans	68	45,208	45,276
Installment and consumer other	—	159	159
Total loans	21,440	1,009,046	1,030,486
Net loans	$20,104	$997,737	$1,017,841

Troubled Debt Restructurings

The Company had allocated $0.9 million and $0.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2017 and 2016, respectively. The Company had no additional lending commitments at December 31, 2017 and 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached, the TDR is classified as a restructured loan.  At December 31, 2017, there were $13.4 million TDR loans, of which $4.4 million were classified as nonaccrual and $9.0 million were classified as restructured and accruing, and there were $0.1 million unfunded commitments on these loans. At December 31, 2016, there were $14.0 million TDR loans, of which $9.7 million were classified as nonaccrual and $4.3 million were classified as restructured and accruing. There were $35,000 unfunded commitments on these loans.

The following table provides the number of loans modified in a troubled debt restructuring investment by class for the year ended December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	18	$7,755	20	$11,363
Commercial real estate loans	—	—	2	549
Commercial loans	—	—	2	363
Total	18	$7,755	24	$12,275

The following table provides the troubled debt restructurings for the year ended December 31, 2017 and 2016 grouped by type of concession:

	As of December 31, 2017		As of December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	9	$5,834	7	$1,708
Extension of interest-only payments	7	1,176	10	3,926
Combination of extension of term and interest rate concessions	2	745	3	5,729
Commercial real estate loans
Extension of interest-only payments	—	—	2	549
Commercial loans
Extension of interest-only payments	—	—	2	363

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes agricultural, commercial, and commercial real estate loans individually by classifying the credits as to credit risk. The process of analyzing loans for changes in risk rating is ongoing through routine monitoring of the portfolio and annual internal credit reviews for credits with total exposure in excess of $0.3 million. The Company uses the following definitions for credit risk ratings:

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans is as follows:

	As of December 31, 2017
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$503,292	$115,374	$3,443	$35,577	$28,744	$686,430
Commercial real estate loans	225,898	50,043	4,574	9,724	2,465	292,704
Commercial loans	93,347	13,384	885	4,923	1,793	114,332
Residential real estate loans	50,917	4,221	—	—	—	55,138
Installment and consumer other	347	—	—	—	—	347
Total	$873,801	$183,022	$8,902	$50,224	$33,002	$1,148,951

	As of December 31, 2016
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$502,084	$84,801	$12,657	$12,046	$13,044	$624,632
Commercial real estate loans	225,038	27,368	378	12,739	4,952	270,475
Commercial loans	74,221	6,624	1,632	4,091	3,376	89,944
Residential real estate loans	40,556	4,151	501	—	68	45,276
Installment and consumer other	159	—	—	—	—	159
Total	$842,058	$122,944	$15,168	$28,876	$21,440	$1,030,486

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,		Estimated
	2017	2016	Useful Life
	(dollars in thousands)
Land	$1,316	$1,328	N/A
Construction in process	250	—	N/A
Bank premises	8,554	8,758	35-40 years
Furniture, fixtures, and equipment	4,781	4,047	3-7 years
	14,901	14,133
Accumulated depreciation and amortization	(5,239)	(4,314)
	$9,662	$9,819

Depreciation and amortization expense charged to operations for the years ended December 31, 2017, 2016, and 2015 totaled $1.0 million, $980 thousand, and $592 thousand, respectively.

NOTE 7—LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. The unpaid principal balances of mortgage and other loans serviced for others were approximately $600.7 million and $577.0 million at December 31, 2017 and 2016, respectively.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	December 31,
	2017	2016
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$9,264	$8,145
Additions	2,431	4,794
Disposals	(564)	(1,552)
Amortization	(2,181)	(2,123)
Balance, end of period	$8,950	$9,264

The fair values of these rights were approximately $12.5 million and $12.2 million at December 31, 2017 and 2016, respectively. The fair value of servicing rights was determined using an assumed discount rate of 10% and prepayment speeds primarily ranging from 4% to 9%, depending upon the stratification of the specific right, and nominal anticipated credit losses.

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. There was no impairment charge to goodwill or core deposit intangible at December 31, 2017 or 2016.

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley on May 13, 2016.  The carrying amount of goodwill was $5.0 million at December 31, 2017 and 2016.  See Note 2 for additional information on the acquisition.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million.

Amortization on core deposit intangible was $882 and $360 thousand for the year ended December 31, 2017 and 2016, respectively.  See Note 2 for additional information on the acquisition.

	December 31,
	2017	2016
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(882)	(360)
Net book value	$919	$1,441
Additions during the period	$—	$1,801

NOTE 9—OTHER REAL ESTATE OWNED

Changes in other real estate owned are as follows:

	December 31,
	2017	2016
	(dollars in thousands)
Balance, beginning of period	$3,161	$2,872
Assets foreclosed	5,130	810
Assets transferred from premises and equipment	—	397
Assets acquired	—	1,951
Write-down of other real estate owned	(905)	(480)
Net gain on sales of other real estate owned	353	122
Capitalized additions to other real estate owned	—	135
Proceeds from sale of other real estate owned	(2,777)	(2,646)
Balance, end of period	$4,962	$3,161

Expenses applicable to other real estate owned include the following:

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Net loss (gain) on sales of other real estate owned	$(353)	$(122)	$254
Write-down of other real estate owned	905	480	256
Operating expenses, net of rental income	(101)	(134)	(36)
	$451	$224	$474

NOTE 10—DEPOSITS

Deposits are summarized as follows:

	December 31,
	2017	2016
	(dollars in thousands)
Demand deposits	$125,584	$118,657
Savings, NOW, and money market accounts	277,993	262,296
Certificates of deposit	706,500	596,565
Total deposits	$1,110,077	$977,518

Certificates of deposit in amounts of more than $250,000 at December 31, 2017 and 2016 were approximately $345.3 million and $270.6 million, respectively.

The scheduled maturities of certificates of deposit are as follows:

	December 31,
	2017	2016
	(dollars in thousands)
1 year or less	$267,557	$244,405
1 to 2 years	157,559	135,032
2 to 3 years	155,223	69,597
3 to 4 years	84,685	104,894
Over 4 years	41,476	42,637
	$706,500	$596,565

NOTE 11—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $121.5 million and $107.9 million on December 31, 2017 and 2016, respectively. These advances, rates, and maturities were as follows:

			Amount outstanding as of December 31,
	Maturity	Rate	2017	2016
			(dollars in thousands)
Loan Type
Fixed rate, fixed term	01/03/2017	0.94%	$—	$595
Fixed rate, fixed term	02/27/2017	0.76%	—	5,000
Fixed rate, fixed term	03/15/2017	1.46%	—	2,000
Fixed rate, fixed term	06/16/2017	0.80%	—	10,000
Fixed rate, fixed term	08/11/2017	0.83%	—	5,000
Fixed rate, fixed term	11/15/2017	0.95%	—	3,800
Fixed rate, fixed term	12/29/2017	1.27%	—	3,000
Fixed rate, fixed term	01/02/2018	1.23%	1,000	1,000
Fixed rate, fixed term	01/12/2018	0.85%	8,000	8,000
Fixed rate, fixed term	02/12/2018	0.91%	5,000	5,000
Fixed rate, fixed term	04/23/2018	1.07%	2,300	2,300
Fixed rate, fixed term	06/18/2018	0.93%	10,000	10,000
Fixed rate, fixed term	07/16/2018	1.21%	762	762
Fixed rate, fixed term	07/16/2018	1.21%	1,038	1,038
Fixed rate, fixed term	07/19/2018	1.41%	15,000	—
Fixed rate, fixed term	08/20/2018	1.15%	1,000	1,000
Fixed rate, fixed term	08/20/2018	1.15%	800	800
Fixed rate, fixed term	08/20/2018	1.27%	2,200	2,200
Fixed rate, fixed term	11/09/2018	1.47%	10,000	—
Fixed rate, fixed term	12/31/2018	1.65%	3,000	3,000
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	03/08/2019	1.54%	10,000	—
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	—
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
			$121,500	$107,895

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans, certain securities available for sale, and stock of the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of December 31, 2017 and 2016.

Future maturities of borrowings were as follows:

	December 31,
	2017	2016
	(dollars in thousands)
1 year or less	$60,100	$29,395
1 to 2 years	25,000	35,100
2 to 3 years	18,400	15,000
3 to 4 years	18,000	18,400
Over 4 years	—	10,000
	$121,500	$107,895

As of December 31, 2017 and 2016, the Bank also had a $50.0 million line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities pledged by the Bank as collateral, which totaled $8.6 million and $11.3 million at December 31, 2017 and 2016, respectively.  There were no outstanding advances included in other borrowings at December 31, 2017 or 2016, respectively.

On September 14, 2017, the Company entered into a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line-of-credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The non-usage fee for year ended December 31, 2017 was $5 thousand.  The line did not have an outstanding balance as of December 31, 2017, and was unused during the year.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At December 31, 2017 and 2016, the amounts of these borrowings were $1.3 million and $2.0 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our merger of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand, and the lease term expires in April 2019.  As of December 31, 2017, liability remaining under the capital lease was $41 thousand, and the amortization related to the lease was $148 thousand and was included in other non-interest expense.  As of December 31, 2016, liability remaining under the capital lease was $189 thousand, and the amortization related to the lease was $85 thousand and was included in other non-interest expense.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	December 31,
	2017	2016
	(dollars in thousands)
Balance outstanding at end of period	$1,299	$2,152
Average amount outstanding during the period	1,545	3,047
Maximum amount outstanding at any month end	1,825	3,930
Weighted average interest rate during the period	5.77%	5.30%
Weighted average interest rate at end of period	6.41%	5.32%

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

The capital securities carry an interest rate identical to that of the related debentures. For Trust II, holders of capital securities are entitled to receive cumulative cash distributions at a rate of 6.1% through September 2015, and a rate based on the three month LIBOR plus 1.53% thereafter through maturity, which was 3.12% as of December 31, 2017. For Trust III, holders of capital securities are entitled to receive cumulative cash distributions at a rate based on the three month LIBOR plus 1.69% through maturity, which was 3.28% as of December 31, 2017.

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

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. Interest is current through the most recent due date of December 15, 2017.

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

NOTE 13—INCOME TAXES

Allocation of income tax expense between current and deferred portions consisted of the following:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Current
Federal income tax	$4,665	$7,381	$4,948
State income tax	863	1,742	1,191
Total current	5,528	9,123	6,139
Deferred income tax expense	2,263	(2,640)	380
	$7,791	$6,483	$6,519

The reasons for the difference between income tax expense and the amount computed by applying the statutory tax rates to income before taxes were as follows:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Statutory federal tax rate	34%	34%	34%
Income tax at statutory federal rate	$6,194	$5,840	$5,929
Increase (reduction) resulting from:
State income taxes, net of federal income tax benefit	917	890	900
Tax exempt interest	(207)	(172)	(160)
Increase in cash surrender value	(183)	(100)	(100)
Tax reform expense	1,000	—	—
Other	70	25	(50)
Income tax expense	$7,791	$6,483	$6,519
Effective tax rate	43%	38%	36%

The tax reform expense was due to a reduction in the value of our net deferred tax asset which was recorded as additional income tax expense as a result of the Tax Act that was enacted December 22, 2017.

The components of the net deferred tax asset were as follows:

	December 31,
	2017	2016
	(dollars in thousands)
Deferred tax assets:
Management salary continuation accrued	$540	$760
Allowance for loan losses	3,290	4,976
Deferred compensation	306	386
Interest on nonaccrual loans	365	317
Other real estate owned	406	321
Acquired assets	(483)	171
Net operating loss	1,660	2,460
Available for sale investment securities	282	240
Other	296	629
Total deferred tax assets	$6,662	$10,260
Deferred tax liabilities
Loan servicing rights	2,438	3,646
Deferred loan costs	216	310
Depreciation and amortization	457	417
FHLB stock dividend	73	106
Available for sale investment securities	—	—
Other	213	295
Total deferred tax liabilities	$3,397	$4,774
Net deferred tax assets	$3,265	$5,486

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

Financial instruments with contract amounts representing credit risk as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(dollars in thousands)
Commitments to extend credit and unused lines of credit, including unused credit card lines	$235,807	$181,124
Standby letters of credit	5,357	5,599

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $0 at both December 31, 2017, 2016, and 2015.

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

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. The Company’s contributions are based upon the discretion of the board of directors. Total expense for the years ended December 31, 2017, 2016, and 2015 was $656 thousand, $630 thousand, and $405 thousand, respectively.

On May 1, 2006, the Company entered into salary continuation agreements with five key employees. Under these agreements, the key employees will receive $60,000 per year beginning on the later of attaining age 65 or their separation from service, and continuing for 15 years.

During 2011, the Company entered into a salary continuation agreement with an additional key employee. Under this agreement, the key employee will receive amounts ranging between $36,000 and $60,000 annually, depending on the employee’s age at separation, commencing upon retirement and continuing for 15 years.

As of December 31, 2017, 2016, and 2015, respectively, the Company had accrued $2.0 million, $1.9 million, and $2.0 million in conjunction with these salary continuation agreements.  The payouts under these agreements for the years ending December 31, 2017, 2016, and 2015 were $105 thousand, $45 thousand, and $45 thousand, respectively.

NOTE 17—EQUITY INCENTIVE PLAN

In 2016, the shareholders’ approved the Company’s 2016 Equity Incentive Compensation Plan (the “Plan”), which replaced the Company’s 2012 Equity Incentive Compensation Plan.  Under the Plan, the Company may grant options and stock awards to its directors, officers and employees for shares of common stock. Both qualified and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units may be granted and issued, respectively, under the Plan.

The exercise price of options is no less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods for options and restricted stock range from one to five years from the date of grant.

On February 27, 2017, the Company granted 5,988 restricted stock awards to certain members of management and lenders with a grant date value of $27.31 per share which was the Nasdaq Official Closing Price on that day.  The shares were awarded at no cost to the employee and have a ratable annual vesting period of five years from date of issue.  Compensation cost to be recognized over the five-year period, net of income tax, is $131 thousand.  As of December 31, 2017, none of the awards were vested, and 948 shares had been forfeited.  Unrecognized compensation expense, at December 31, 2017, net of income tax, was $216 thousand.

On February 27 2017 and June 20, 2017, the Company granted 4,461 and 4,230 restricted stock unit awards, respectively to certain members of management, lenders, and directors with grant date values of $27.31 and $23.66, respectively per share which was the Nasdaq official closing price on that day.  The shares were awarded at no cost to the employee.  The shares issued on February 27, 2017, have a ratable annual vesting period of five years from date of issue, and the shares issued on June 20, 2017 have a vesting period of one year from date of issue.  Compensation cost to be recognized over the vesting period is $178 thousand, net of income tax.  As of December 31, 2017, none of the awards were vested or forfeited.  Unrecognized compensation expense, at December 31, 2017, net of income tax, was $93 thousand.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2017	2016
Risk-free interest rates	2.08-2.27%	1.49-1.64%
Dividend yields	0.74%-0.99%	0.96%-1.02%
Expected volatility	35.00%	24.00%
Weighted-average expected life of options	7.00 years	7.00 years

The expected volatility is based on historical volatility. The risk free rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history of declaring dividends on its common stock.

The activity of the Company’s outstanding stock options for the years ended December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	291,059	$15.18		351,931	$13.71
Granted	29,653	26.27		48,684	19.91
Exercised	(87,526)	12.41		(99,052)	11.87
Forfeited/expired	(4,868)	21.69		(10,504)	19.07
Outstanding, end of period	228,318	$17.24	$2,859	291,059	$15.18	$3,432
Options exercisable at period-end	142,724	$15.08	$2,095	177,613	$13.07	$2,469
Weighted-average fair value of options granted during the period (2)		$9.54			$4.89

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2017 and 2016. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2017 and 2016 was as follows:

	December 31, 2017
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.00	63,110	2.20 Years	$12.00	63,110	$12.00
13.02-15.19	39,511	5.77 Years	13.99	29,140	13.72
17.15-19.88	96,097	7.62 Years	19.60	48,452	19.68
20.17-24.46	11,191	8.97 Years	22.35	2,022	20.61
25.56-27.31	18,409	9.23 Years	26.73	—	—
Outstanding, end of period	228,318		$17.24	142,724	$15.08

	December 31, 2016
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
11.63-12.45	136,810	2.40 Years	$11.88	126,810	$11.84
13.02-15.19	39,511	6.77 Years	13.99	29,140	13.72
17.15-19.88	104,923	8.59 Years	19.46	21,663	19.41
20.01-20.92	9,815	9.46 Years	20.38	—	—
Outstanding, end of period	291,059	5.46 Years	$15.18	177,613	$13.07

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options, December 31, 2015	119,031	$4.33
Granted	48,684	4.89
Vested	(31,403)	4.58
Forfeited/exercised	(22,866)	4.40
Nonvested options, December 31, 2016	113,446	$4.48
Granted	29,653	9.54
Vested	(37,791)	4.54
Forfeited/exercised	(19,714)	3.10
Nonvested options, December 31, 2017	85,594	$6.04

Activity in restricted stock awards and restricted stock units during 2017 and 2016 was as follows:

	December 31, 2017
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	38,593	$17.27
Granted	5,988	27.31
Vested	(2,416)	19.77
Forfeited/expired	(948)	27.31
Outstanding, end of period	41,217	$18.35

	December 31, 2016
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	46,621	$14.92
Granted	13,757	19.77
Vested	(14,980)	12.27
Forfeited/expired	(6,805)	17.20
Outstanding, end of period	38,593	$17.27

December 31, 2017
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	—	$—
Granted	8,691	25.53
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	8,691	$25.53

December 31, 2016
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	—	$—
Granted	—	—
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	—	$—

For the years ended December 31, 2017, 2016, and 2015, share-based compensation expense, including options, restricted stock awards, and restricted stock units, applicable to the Plan was $673 thousand, $488 thousand, and $450 thousand, respectively, and the recognized tax benefit related to this expense was $118 thousand, $81 thousand, and $90 thousand, respectively.

As of December 31, 2017, unrecognized share-based compensation expense related to nonvested options and restricted stock amounted to $569 thousand and is expected to be recognized over a weighted average period of 1.53 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations), and of Tier 1 Common Equity (as defined) to risk-weighted assets. Management believed, as of December 31, 2017 and 2016, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2017, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Tier 1 Common Equity ratios as set forth in the following tables. There were no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes(a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2017
Total Capital (to risk weighted assets):
Consolidated	$165,174	13.08%	$116,775	9.25%	Not applicable
Bank	161,375	12.79%	116,719	9.25%	$126,183	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	151,363	11.99%	91,526	7.25%	Not applicable
Bank	147,564	11.69%	91,483	7.25%	100,946	8.00%
Tier 1 Capital (to average assets):
Consolidated	151,363	11.03%	54,914	4.00%	Not applicable
Bank	147,564	10.76%	54,875	4.00%	68,594	5.00%
Tier 1 Common Equity (to risk weighted assets):
Consolidated	127,840	10.13%	72,590	5.75%	Not applicable
Bank	147,564	11.69%	72,555	5.75%	82,019	6.50%

December 31, 2016
Total Capital (to risk weighted assets):
Consolidated	$154,335	13.59%	$97,949	8.625%	Not applicable
Bank	149,278	13.23%	97,295	8.625%	$112,805	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	141,206	12.43%	75,236	6.625%	Not applicable
Bank	136,148	12.07%	74,734	6.625%	90,244	8.00%
Tier 1 Capital (to average assets):
Consolidated	141,206	11.48%	49,183	4.00%	Not applicable
Bank	136,148	11.08%	49,144	4.00%	61,430	5.00%
Tier 1 Common Equity (to risk weighted assets):
Consolidated	117,755	10.37%	58,201	5.125%	Not applicable
Bank	136,148	12.07%	57,813	5.125%	73,323	6.50%

(a)	The ratios for December 31, 2017 and 2016 include a capital conservation buffer of 1.25% and 0.625%, respectively.

The Basel III Rule, which became effective January 1, 2015, revised the prompt corrective action requirements by, among other things: (i) introducing a Common Equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Rule did not change the total risk based capital requirement for any prompt corrective action category.  The Basel III Rule also implemented a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2017 and 2016 was 1.25% and 0.625%, respectively.  As of December 31, 2017 and 2016, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

NOTE 19—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates.

Activity consisted of the following:

	December 31,
	2017	2016
	(dollars in thousands)
Balance, beginning of period	$6,475	$1,489
New loans	1,679	5,596
Repayments	(1,185)	(610)
Balance, end of period	$6,969	$6,475

Deposits from related parties held by the Bank at December 31, 2017 and 2016 amounted to $19.5 million and $16.9 million, respectively.

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

Commitments to Extend Credit and Standby Letters of Credit

As of December 31, 2017 and 2016, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2017
Securities available for sale:
U.S. government and agency securities	$—	$4,956	$—	$4,956
Municipal securities	—	33,765	—	33,765
Mortgage-backed securities	—	87,309	—	87,309
Asset-backed securities	—	—	—	—
Total assets at fair value	$—	$126,030	$—	$126,030
December 31, 2016
Securities available for sale:
U.S. government and agency securities	$—	$1,000	$—	$1,000
Municipal securities	—	$45,456	—	45,456
Mortgage-backed securities	—	73,308	—	73,308
Asset-backed securities	—	3,673	—	3,673
Total assets at fair value	$—	$123,437	$—	$123,437

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
December 31, 2017
Impaired loans	$—	$—	$33,002	$1,436
Other real estate owned	—	—	4,962	905
Total assets at fair value	$—	$—	$37,964	$2,341
December 31, 2016
Impaired loans	$—	$—	$20,104	$1,336
Other real estate owned	—	—	3,161	480
Total assets at fair value	$—	$—	$23,265	$1,816

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2017
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	0%-39% (14%)

December 31, 2016
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	7%-39% (21%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$66,771	$66,771	$42,679	$42,679	1
FHLB Stock	4,138	4,138	5,688	5,688	2
Securities available for sale	126,030	126,030	123,437	123,437	2
Loans, net of allowance for loan losses	1,135,704	1,135,861	1,017,841	1,022,391	3
Loans held for sale	6,575	6,575	1,162	1,162	3
Accrued interest receivable	3,793	3,793	3,151	3,151	2
Loan servicing rights	8,950	12,194	9,264	12,194	3
Financial liabilities:
Deposits:
Time	706,500	709,219	596,565	600,153	3
Other deposits	403,577	401,503	380,953	377,980	1
Other borrowings	1,299	1,299	2,152	2,152	3
Advances from FHLB	121,500	121,793	107,895	108,517	3
Subordinated debentures	15,523	15,523	15,451	15,451	3
Accrued interest payable	2,389	2,389	1,879	1,879	2

NOTE 21—EARNINGS PER SHARE

Earnings per common share (“EPS”) was computed based on the following:

	For the Year Ended
	December 31,
	2017	2016	2015
	(dollars in thousands except share data)
Net income from continuing operations	$10,425	$10,694	$10,974
Less: preferred stock dividends including SBLF	353	342	485
Income available to common shareholders for basic EPS	$10,072	$10,352	$10,489

Average number of common shares issued	7,334,307	7,041,279	6,457,381
Less: weighted average treasury shares	433,976	426,295	411,714
Less: weighted average nonvested equity incentive plan shares	264,948	354,944	380,989
Weighted average number of common shares outstanding	6,635,383	6,260,040	5,664,678
Effect of dilutive options	111,463	155,164	113,906
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,746,846	6,415,204	5,778,584

NOTE 22—DIVIDEND AND CAPITAL RESTRICTIONS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Cash dividends paid to the Company by the Bank were $1.1 million, $1.2 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

During the fourth quarter of 2017, the Company entered into a contract to purchase a building in Manitowoc, Wisconsin with the intent of relocating the existing Manitowoc branch and corporate headquarters in 2018.  The purchase contract was for $5.0 million, of which $250 thousand had been paid as of December 31, 2017.  The Company plans to finalize the purchase of the building on March 30, 2018.

NOTE 24—SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2017, but prior to issuance that provided additional evidence about conditions that existed at December 31, 2017, have been recognized in the financial statements for the year ended December 31, 2017. Events or transactions that provided evidence about conditions that did not exist at December 31, 2017, but arose before the consolidated financial statements were issued have not been recognized in the consolidated financial statements for the year ended December 31, 2017.

NOTE 25 – UNAUDITED INTERIM FINANCIAL DATA

Unaudited quarterly financial data for the periods indicated is summarized below:

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$14,249	$13,715	$12,952	$12,136
Interest expense	4,080	3,754	3,395	2,938
Net interest income	10,169	9,961	9,557	9,198
Provision for loan losses	12	33	1,524	761
Net interest income after provision for loan losses	10,157	9,928	8,033	8,437
Non-interest income	1,994	2,087	1,856	1,716
Non-interest expense	7,165	6,291	6,641	5,895
Income tax expense	2,855	2,120	1,190	1,626
Net income	$2,131	$3,604	$2,058	$2,632

Basic earnings per share	$0.31	$0.53	$0.30	$0.39
Diluted earnings per share	$0.30	$0.52	$0.29	$0.38
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$12,960	$12,803	$10,700	$9,118
Interest expense	2,810	2,627	2,396	2,181
Net interest income	10,150	10,176	8,304	6,937
Provision for loan losses	543	1,134	470	812
Net interest income after provision for loan losses	9,607	9,042	7,834	6,125
Non-interest income	2,006	2,014	2,758	1,937
Non-interest expense	5,997	6,105	7,453	4,591
Income tax expense	2,145	1,849	1,194	1,295
Net income	$3,471	$3,102	$1,945	$2,176

Basic earnings per share	$0.52	$0.46	$0.31	$0.36
Diluted earnings per share	$0.50	$0.46	$0.30	$0.35
Dividends declared per share	$0.05	$0.05	$0.05	$0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting: There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

REPORT BY COUNTY BANCORP, INC.’S MANAGEMENT

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2017, the Company maintained effective internal control over financial reporting based on those criteria.  Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act as we availed ourselves of the exemptions available to us under the JOBS Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be included in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of  Shareholders under the captions “Executive Compensation,” “Proposal 1: Election of Directors” and “Corporate Governance Matters” is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 will be included in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the captions “Corporate Governance Matters” and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

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

2.1

Agreement and Plan of Merger among County Bancorp, Inc., County Acquisition LLC, and Fox River Valley Bancorp, Inc. dated November 19, 2015.  (Incorporated by reference to Exhibit 2.1 of County Bancorp, Inc.’s current report on Form 8-K filed on November 20, 2015) †

3.1	Third Amended and Restated Articles of Incorporation of County Bancorp, Inc. (Filed herewith)

3.2

Second Amended and Restated Bylaws of County Bancorp, Inc. as of January 17, 2017 (Incorporated by reference to Exhibit 3.1 of County Bancorp, Inc.’s current report on Form 8-K filed on January 20, 2017)

4.1

Instruments Definition the Rights of Security Holders, Including Indentures.

County Bancorp, Inc., agrees to furnish the SEC, upon its request, a copy of any instrument that defines the rights of holders of long-term debt of County Bancorp, Inc. and its consolidated and unconsolidated subsidiaries for which consolidated or unconsolidated financial statements are required to be filed and that authorizes total amount of securities not in excess of 10% of the total assets of County Bancorp, Inc. on a consolidated basis.

4.2

Form of Common Stock Certificate of County Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 of County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.2+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Timothy J. Schneider, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.2 of County Bancorp, Inc.’s quarterly report on From 10-Q filed on August 8, 2017)

10.3+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Mark R. Binversie, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.3 of County Bancorp, Inc. quarterly report on Form 10-Q filed on August 8, 2017)

10.4+	Transition Plan of Wayne Mueller (Incorporated by reference to Exhibit 10.5 of County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.5+

Form of Investors Community Bank Salary Continuation Agreement (Incorporated by reference to Exhibit 10.6 of  County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

10.6+

County Bancorp, Inc. Investors Community Bank Management Employees’ Elective Deferred Compensation Plan, as amended and restated April 18, 2017 (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K  filed on April 24, 2017)

10.9+

County Bancorp, Inc. 2016 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.4 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.10+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Stock Appreciation Right Award Agreement (Incorporated by reference to Exhibit 4.5 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.11+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Stock Option Award Agreement (Incorporated by reference to Exhibit 4.6 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.12+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Restricted Stock Award Agreement (Incorporated by reference to Exhibit 4.7 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.13+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 4.8 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.14+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Nonqualified Stock Option Award Agreement (Incorporated by reference to Exhibit 4.9 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.15+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Deferred Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on February 24, 2017)

Exhibit Number	Exhibit Description

10.16+

First Amendment to the County Bancorp, Inc. 2016 Long Term Incentive Plan, effective November 15, 2016 (Incorporated by reference to Exhibit 10.16 of County Bancorp, Inc.’s annual report on Form 10-K filed on March 23, 2017)

10.17+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and David A. Coggins, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.4 of County Bancorp, Inc.’s quarterly report on Form 10-Q filed on August 8, 2017)

10.18+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Glen L. Stiteley, dated as of August 15, 2017 (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on July 20, 2017)

10.19

Real Estate Purchase and Sale Agreement, dated as of December 8, 2017, by and between The Manitowoc Company, Inc. and Investors Community Bank (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on January 16, 2018)

10.20

First Amendment to Real Estate Purchase and Sale Agreement, dated as of December 19, 2017, by and between The Manitowoc Company, Inc. and Investors Community Bank (Incorporated by reference to Exhibit 10.2 of County Bancorp, Inc.’s current report on Form 8-K filed on January 16, 2018)

10.21

Credit Agreement, dated as of September 14, 2017, by and between County Bancorp, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on September 18, 2017)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTY BANCORP, INC

Date:	March 15, 2018	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy J. Schneider Timothy J. Schneider	President (principal executive officer) and Director	March 15, 2018

/s/ Glen L. Stiteley	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 15, 2018
Glen L. Stiteley
/s/ William C. Censky	Chairman of the Board and Director	March 15, 2018
William C. Censky
/s/ Mark R. Binversie	Director	March 15, 2018
Mark R. Binversie
/s/ Kathi P. Seifert	Director	March 15, 2018
Kathi P. Seifert
/s/ Lynn D. Davis	Director	March 15, 2018
Lynn D. Davis
/s/ Edson P. Foster	Director	March 15, 2018
Edson P. Foster
/s/ Wayne D. Mueller	Director	March 15, 2018
Wayne D. Mueller
/s/ Andrew J. Steimle	Director	March 15, 2018
Andrew J. Steimle
/s/ Kenneth R. Zacharias	Director	March 15, 2018
Kenneth R. Zacharias
/s/ Gary J. Ziegelbauer	Director	March 15, 2018
Gary Ziegelbauer
/s/ Rick Dercks	Director	March 15, 2018
Rick Dercks
/s/ Robert E. Matzke	Director	March 15, 2018
Robert E. Matzke