Form 10-Q
period 2018-03-31
County Bancorp, Inc.
filed 2018-05-09
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, the registrant had 6,690,063 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(Unaudited)

	March 31, 2018	December 31, 2017
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$90,676	$66,771
Securities available-for-sale, at fair value	141,360	126,030
FHLB Stock, at cost	3,908	4,138
Loans held for sale	6,407	6,575
Loans, net of allowance for loan losses of $14,612 as of March 31, 2018; $13,247 as of December 31, 2017	1,149,913	1,135,704
Premises and equipment, net	14,459	9,662
Loan servicing rights	8,959	8,950
Other real estate owned, net	9,379	4,962
Cash surrender value of bank owned life insurance	17,501	17,389
Deferred tax asset, net	4,145	3,265
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $995 as of March 31, 2018; $882 as of December 31, 2017	806	919
Accrued interest receivable and other assets	7,706	7,642
Total assets	$1,460,257	$1,397,045

LIABILITIES
Deposits:
Noninterest-bearing	$101,167	$125,584
Interest-bearing	1,071,223	984,493
Total deposits	1,172,390	1,110,077
Other borrowings	1,241	1,299
Advances from FHLB	120,500	121,500
Subordinated debentures	15,540	15,523
Accrued interest payable and other liabilities	7,772	7,660
Total liabilities	1,317,443	1,256,059

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at March 31, 2018 and December 31, 2017	8,000	8,000
Common stock - $0.001 par value; 50,000,000 authorized; 7,127,025 shares issued and 6,684,923 shares outstanding at March 31, 2018; 7,112,962 shares issued and 6,673,381 shares outstanding at December 31, 2017	7	28
Surplus	52,475	52,230
Retained earnings	90,000	86,385
Treasury stock, at cost; 442,102 shares at March 31, 2018; 439,581 shares at December 31, 2017	(5,030)	(5,030)
Accumulated other comprehensive loss	(2,638)	(627)
Total shareholders' equity	142,814	140,986
Total liabilities and shareholders' equity	$1,460,257	$1,397,045

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$13,691	$11,554
Taxable securities	632	425
Tax-exempt securities	157	97
Federal funds sold and other	213	60
Total interest and dividend income	14,693	12,136

INTEREST EXPENSE
Deposits	3,796	2,437
FHLB advances and other borrowed funds	484	381
Subordinated debentures	143	120
Total interest expense	4,423	2,938
Net interest income	10,270	9,198
Provision for loan losses	97	761
Net interest income after provision for loan losses	10,173	8,437
NON-INTEREST INCOME
Services charges	365	325
Gain on sale of loans, net	32	25
Loan servicing fees	1,462	1,205
Other	181	161
Total non-interest income	2,040	1,716
NON-INTEREST EXPENSE
Employee compensation and benefits	4,218	4,057
Occupancy	204	177
Information processing	465	362
Other	1,898	1,299
Total non-interest expense	6,785	5,895
Income before income taxes	5,428	4,258
Income tax expense	1,374	1,626
NET INCOME	$4,054	$2,632

NET INCOME PER SHARE:
Basic	$0.59	$0.39
Diluted	$0.58	$0.38
Dividends paid per share	$0.07	$0.06

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net income	$4,054	$2,632
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(2,543)	333
Income tax benefit (expense)	658	(130)
Total other comprehensive income	(1,885)	203
Comprehensive income	$2,169	$2,835

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288
Net income	—	—	—	2,632	—	—	2,632
Other comprehensive income	—	—	—	—	—	203	203
Stock compensation expense, net of tax	—	—	109	—	—	—	109
Cash dividends declared on common stock	—	—	—	(397)	—	—	(397)
Cash dividends declared on preferred stock	—	—	—	(82)	—	—	(82)
Proceeds from exercise of common stock options (22,657 shares)	—	1	320	—	—	—	321
Balance at March 31, 2017	$8,000	$27	$50,982	$80,060	$(4,828)	$(167)	$134,074

Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986
Net income	—	—	—	4,054	—	—	4,054
Other comprehensive income	—	—	—	—	—	(1,885)	(1,885)
Stock compensation expense, net of tax	—	—	117	—	—	—	117
Cash dividends declared on common stock	—	—	—	(468)	—	—	(468)
Cash dividends declared on preferred stock	—	—	—	(97)	—	—	(97)
Reclassification of par value to surplus	—	(21)	21	—	—	—	—
Reclassification of stranded tax effects of rate change	—	—	—	126	—	(126)	—
Proceeds from exercise of common stock options (2,952 shares)	—	—	107	—	—	—	107
Balance at March 31, 2018	$8,000	$7	$52,475	$90,000	$(5,030)	$(2,638)	$142,814

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	March 31, 2018	March 31, 2017
	(dollars in thousands)
Cash flows from operating activities
Net income	$4,054	$2,632
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	271	231
Amortization of core deposit intangible	113	141
Amortization of subordinated debentures discount	17	19
Provision for loan losses	97	761
Realized gain on sales of other real estate owned	—	(375)
Realized gain on sales of premises and equipment	(1)	(38)
Increase in cash surrender value of bank owned life insurance	(112)	(97)
Deferred income tax benefit	(187)	(289)
Stock compensation expense, net	117	109
Net amortization of securities	234	256
Net change in:
Accrued interest receivable and other assets	(64)	(163)
Loans held for sale	168	(1,679)
Loan servicing rights	(9)	205
Accrued interest payable and other liabilities	77	107
Net cash provided by operating activities	4,775	1,820
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	6,948	10,438
Purchases of securities available-for-sale	(25,055)	(2,352)
Redemption of FHLB stock	230	1,564
Purchases of bank owned life insurance	—	(5,500)
Loan originations and principal collections, net	(18,723)	(23,013)
Proceeds from sales of premises and equipment	—	75
Purchases of premises and equipment	(5,067)	(1,252)
Proceeds from sales of other real estate owned	—	1,052
Net cash used in investing activities	(41,667)	(18,988)
Cash flows from financing activities
Net decrease in demand and savings deposits	(28,144)	(34,072)
Net increase in certificates of deposits	90,457	37,871
Net change in other borrowings	(58)	(372)
Proceeds from FHLB advances	63,000	84,660
Repayment of FHLB advances	(64,000)	(82,255)
Proceeds from issuance of common stock	107	321
Dividends paid on preferred stock	(97)	(82)
Dividends paid on common stock	(468)	(397)
Net cash provided by financing activities	60,797	5,674
Net change in cash and cash equivalents	23,905	(11,494)
Cash and cash equivalents, beginning of period	66,771	42,679
Cash and cash equivalents, end of period	$90,676	$31,185

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,187	$2,737
Income taxes	$—	$—
Noncash investing activities:
Transfer from loans to other real estate owned	$4,417	$4,511
Loans charged off	$42	$17

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2018.  The results of operations for the three months ended March 31, 2018 may not necessarily be indicative of the results to be expected for the year ending December 31, 2018, or for any other period.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

New Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), which was an update to ASU 2014-09.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The Company adopted this amendment effective January 1, 2018 with no material impact to its consolidated financial statements.

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

In May 2017, the FASB issued updated guidance codified within ASU No. 2017-09, Compensation – Stock Compensation to provide clarity and reduce the diversity in practice and cost and complexity of applying the guidance when there is a change of terms for share-based awards.  The amendment became effective January 1, 2018.  The adoption of this ASU did not have a significant impact on the Company’s consolidated financial because modifications to share-based awards were not made.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share – Accounting for Certain Financial Instruments with Down Round Features to address the complexity of the accounting for equity-classified financial instruments with down round features.  The amendment is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including adoption in an interim period.  The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial because the Company does not issue equity-classified financial instruments with down round features.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to permit entities to better portray the economic results of its hedging strategies in its financial statements.  In addition, the amendments make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period.  The Company has chosen to early adopt this amendment in connection with the interest rate swap that was executed during the first quarter of 2018, but will not commence until June 15, 2018.

In September 2017, the FASB issued updated guidance codified within ASU No. 2017-13, Revenue Recognition, Revenue from Contracts with Customers, Leases (Topic 840), and Leases (Topic 842) to clarify the amendment to the SEC paragraphs pursuant to the staff announcement on July 20, 2017 and update ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which was an update to ASU 2014-09 Revenue from Contracts with Customers. These are the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 supersedes Topic 605—Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle or revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in this update became effective beginning January 1, 2018 and did not have a significant impact the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act (the “2017 Tax Act”).  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period.  The Company early adopted this amendment as of January 1, 2018 and included the impact of the reclassification from other comprehensive income to retained earnings in the Statement of Changes in Shareholders’ Equity.

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

	For the Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Net income from continuing operations	$4,054	$2,632
Less: preferred stock dividends	97	82
Income available to common shareholders for basic earnings per common share	$3,957	$2,550

Average number of common shares issued	7,347,836	7,319,565
Less: weighted average treasury shares	439,833	432,229
Less: weighted average nonvested equity incentive plan shares	229,842	291,574
Weighted average number of common shares outstanding	6,678,161	6,595,762
Effect of dilutive options	90,804	131,740
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,768,965	6,727,502

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of March 31, 2018 and December 31, 2017 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2018
U.S. government and agency securities	$4,717	$—	$(28)	$4,689
Municipal securities	34,394	3	(759)	33,638
Mortgage-backed securities	105,827	46	(2,840)	103,033
	$144,938	$49	$(3,627)	$141,360
December 31, 2017
U.S. government and agency securities	$4,874	$82	$—	$4,956
Municipal securities	33,949	56	(240)	33,765
Mortgage-backed securities	88,242	64	(997)	87,309
	$127,065	$202	$(1,237)	$126,030

The amortized cost and fair value of securities at March 31, 2018 and December 31, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
March 31, 2018
Due in one year or less	$7,652	$7,632
Due from one to five years	8,646	8,531
Due from five to ten years	9,834	9,670
Due after ten years	12,979	12,494
Mortgage-backed securities	105,827	103,033
	$144,938	$141,360
December 31, 2017
Due in one year or less	$7,990	$7,980
Due from one to five years	10,494	10,470
Due from five to ten years	11,482	11,494
Due after ten years	8,857	8,777
Mortgage-backed securities	88,242	87,309
	$127,065	$126,030

There were no security sales for the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, no securities were pledged to secure the FHLB advances besides FHLB stock of $3.9 million and $4.1 million, respectively.   At March 31, 2018 and December 31, 2017, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $0 and $8.6 million, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2018
U.S. government and agency securities	$4,689	$(29)	$—	$—	$4,689	$(29)
Municipal securities	30,175	(738)	1,348	(20)	31,523	(758)
Mortgage-backed securities	80,843	(2,126)	15,496	(714)	96,339	(2,840)
	$115,707	$(2,893)	$16,844	$(734)	$132,551	$(3,627)
December 31, 2017
Municipal securities	$25,280	$(224)	$1,354	$(16)	$26,634	$(240)
Mortgage-backed securities	54,278	(521)	16,466	(476)	70,744	(997)
	$79,558	$(745)	$17,820	$(492)	$97,378	$(1,237)

The unrealized loss on the investments at March 31, 2018 and December 31, 2017 was due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

NOTE 4 – LOANS

The components of loans were as follows:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Agricultural loans	$698,106	$686,430
Commercial real estate loans	292,271	292,704
Commercial loans	113,825	114,332
Residential real estate loans	60,026	55,138
Installment and consumer other	297	347
Total gross loans	1,164,525	1,148,951
Allowance for loan losses	(14,612)	(13,247)
Net loans	$1,149,913	$1,135,704

Changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
March 31, 2018
Balance, beginning of year	$9,712	$1,978	$1,508	$47	$2	$13,247
Provision for loan losses	1,537	(1,118)	(319)	(2)	(1)	97
Loans charged off	—	(42)	—	—	—	(42)
Recoveries	1	1,240	68	—	1	1,310
Balance, end of period	$11,250	$2,058	$1,257	$45	$2	$14,612

March 31, 2017
Balance, beginning of year	$8,173	$2,762	$1,239	$470	$1	$12,645
Provision for loan losses	132	180	424	25	—	761
Loans charged off	—	—	(17)	—	—	(17)
Recoveries	—	13	26	—	—	39
Balance, end of period	$8,305	$2,955	$1,672	$495	$1	$13,428

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  March 31, 2018 and December 31, 2017:

	March 31, 2018
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$2,419	$8,831	$11,250
Commercial real estate loans	—	2,058	2,058
Commercial loans	273	984	1,257
Residential real estate loans	—	45	45
Installment and consumer other	—	2	2
Total ending allowance for loan losses	2,692	11,920	14,612
Loans:
Agricultural loans	35,545	662,561	698,106
Commercial real estate loans	575	291,696	292,271
Commercial loans	1,153	112,672	113,825
Residential real estate loans	114	59,912	60,026
Installment and consumer other	—	297	297
Total loans	37,387	1,127,138	1,164,525
Net loans	$34,695	$1,115,218	$1,149,913

	December 31, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,026	$8,686	$9,712
Commercial real estate loans	-	1,978	1,978
Commercial loans	410	1,098	1,508
Residential real estate loans	—	47	47
Installment and consumer other	—	2	2
Total ending allowance for loan losses	1,436	11,811	13,247
Loans:
Agricultural loans	28,744	657,686	686,430
Commercial real estate loans	2,465	290,239	292,704
Commercial loans	1,793	112,539	114,332
Residential real estate loans	—	55,138	55,138
Installment and consumer other	—	347	347
Total loans	33,002	1,115,949	1,148,951
Net loans	$31,566	$1,104,138	$1,135,704

The following table presents the aging of the recorded investment in past due loans at March 31, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
March 31, 2018
Agricultural loans	$1,434	$41	$5,137	$6,612	$691,494	$698,106
Commercial real estate loans	1,131	794	575	2,500	289,771	292,271
Commercial loans	169	—	1,064	1,233	112,592	113,825
Residential real estate loans	11	—	—	11	60,015	60,026
Installment and consumer other	—	—	—	—	297	297
Total	$2,745	$835	$6,776	$10,356	$1,154,169	$1,164,525

December 31, 2017
Agricultural loans	$476	$—	$6,819	$7,295	$679,135	$686,430
Commercial real estate loans	—	—	2,149	2,149	290,555	292,704
Commercial loans	1,064	—	642	1,706	112,626	114,332
Residential real estate loans	—	—	—	—	55,138	55,138
Installment and consumer other	—	—	—	—	347	347
Total	$1,540	$—	$9,610	$11,150	$1,137,801	$1,148,951

The following table lists information on nonaccrual, restructured, and certain past due loans at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$6,776	$9,610
Nonaccrual loans 30-89 days past due	1,004	1,493
Nonaccrual loans, less than 30 days past due	9,966	456
Restructured loans not on nonaccrual status	10,488	9,019
90 days or more past due and still accruing	—	—
Total	$28,234	$20,578

The following table presents the average recorded investment and interest income recognized on impaired loans by portfolio segment for three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$32,145	$646	$11,199	$69
Commercial real estate loans	1,520	—	4,582	12
Commercial loans	1,473	1	3,261	7
Residential real estate loans	57	1	67	1
Total	$35,195	$648	$19,109	$89

Impaired loans include nonaccrual loans, restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $0.8 million and $0.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2018 and December 31, 2017, respectively.  The Company had no additional lending commitments at March 31, 2018 or December 31, 2017 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  The following table presents the TDRs by loan class at March 31, 2018 and December 31, 2017:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
March 31, 2018
Agricultural loans	$5,852	$10,459	$16,311
Commercial real estate loans	575	—	575
Commercial loans	—	29	29
Total	$6,427	$10,488	$16,915

December 31, 2017
Agricultural loans	$3,822	$8,668	$12,490
Commercial real estate loans	575	316	891
Commercial loans	—	35	35
Total	$4,397	$9,019	$13,416

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2018		March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	7	$2,842	1	$325
Total	7	$2,842	1	$325

The following table provides the troubled debt restructurings for the three months ended March 31, 2018 and 2017 grouped by type of concession:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2018		March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	6	$2,751	—	$—
Extension of interest-only payments	1	91	—	—
Combination of extension of term and interest rate concessions	—	—	1	325
Total	7	$2,842	1	$325

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$513,843	$113,296	$3,187	$32,235	$35,545	$698,106
Commercial real estate loans	229,163	50,413	2,449	9,671	575	292,271
Commercial loans	91,877	17,440	—	3,355	1,153	113,825
Residential real estate loans	55,882	4,030	—	—	114	60,026
Installment and consumer other	297	—	—	—	—	297
Total	$891,062	$185,179	$5,636	$45,261	$37,387	$1,164,525

	As of December 31, 2017
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$503,292	$115,374	$3,443	$35,577	$28,744	$686,430
Commercial real estate loans	225,898	50,043	4,574	9,724	2,465	292,704
Commercial loans	93,347	13,384	885	4,923	1,793	114,332
Residential real estate loans	50,917	4,221	—	—	—	55,138
Installment and consumer other	347	—	—	—	—	347
Total	$873,801	$183,022	$8,902	$50,224	$33,002	$1,148,951

As of March 31, 2018, the Company pledged $246.9 million of loans to secure a line-of-credit at the Federal Reserve of Chicago up to $187.3 million which was unused at March 31, 2018.  No loans were pledged to the Federal Reserve of Chicago at December 31, 2017.

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $611.4 million and $600.7 million at March 31, 2018 and December 31, 2017, respectively.  The fair value of these rights were approximately $12.7 million and $12.5 million at March 31, 2018 and December 31, 2017.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$8,950	$9,264
Additions	801	2,431
Disposals	(243)	(564)
Amortization	(549)	(2,181)
Balance, end of period	$8,959	$8,950

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

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at March 31, 2018 and December 31, 2017.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangible was $995 thousand at March 31, 2018 and $882 thousand at December 31, 2017.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(995)	(882)
Net book value	$806	$919
Additions during the period	$—	$—

NOTE 7 – DEPOSITS

Deposits are summarized as follows at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Demand deposits	$101,167	$125,584
Savings	274,266	277,993
Certificates of deposit	796,957	706,500
Total deposits	$1,172,390	$1,110,077

At March 31, 2018 and December 31, 2017, brokered deposits amounted to $319.7 million and $282.6 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $120.5 million and $121.5 million on March 31, 2018 and December 31, 2017, respectively. These advances, rates, and maturities were as follows:

			March 31,	December 31,
	Maturity	Rate	2018	2017
			(dollars in thousands)
Fixed rate, fixed term	01/02/2018	1.23%	$—	$1,000
Fixed rate, fixed term	01/12/2018	0.85%	—	8,000
Fixed rate, fixed term	02/12/2018	0.91%	—	5,000
Fixed rate, fixed term	04/23/2018	1.07%	2,300	2,300
Fixed rate, fixed term	06/18/2018	0.93%	10,000	10,000
Fixed rate, fixed term	07/16/2018	1.21%	762	762
Fixed rate, fixed term	07/16/2018	1.21%	1,038	1,038
Fixed rate, fixed term	07/19/2018	1.41%	15,000	15,000
Fixed rate, fixed term	08/20/2018	1.15%	1,000	1,000
Fixed rate, fixed term	08/20/2018	1.15%	800	800
Fixed rate, fixed term	08/20/2018	1.27%	2,200	2,200
Fixed rate, fixed term	11/09/2018	1.47%	10,000	10,000
Fixed rate, fixed term	12/31/2018	1.65%	3,000	3,000
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	03/08/2019	1.54%	10,000	10,000
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/12/2019	2.24%	5,000	—
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	—
			$120,500	$121,500

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of March 31, 2018 and December 31, 2017.

Future maturities of FHLB borrowings as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
1 year or less	$61,100	$60,100
1 to 2 years	20,000	25,000
2 to 3 years	13,400	18,400
3 to 4 years	18,000	18,000
Over 4 years	8,000	—
	$120,500	$121,500

As of March 31, 2018 and December 31, 2017, the Bank also had a line of credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $187.3 million in loans and $8.6 million in securities at March 31, 2018 and December 31, 2017, respectively.  There were no outstanding advances included in other borrowings at March 31, 2018 and December 31, 2017, respectively.

On September 14, 2017, the Company entered into a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of March 31, 2018 and December 31, 2017.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At March 31, 2018 and December 31, 2017, the amounts of these borrowings were $1.2 million and $1.3 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our merger of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand, and the original term of the lease expired in April, 2018.  As of March 31, 2018, liability remaining under the capital lease was $0, and the amortization related to the lease was $41 thousand and was included in other non-interest income.  As of December 31, 2017, liability remaining under the capital lease was $41 thousand, and the amortization related to the lease was $148 thousand and as included in other non-interest expense.  During the fourth quarter of 2017, the term of the lease was extended to April 2019, and the Company is obligated to pay monthly rent of $16 thousand.  The renegotiation of terms results in the extended term being classified as an operating lease, and the future rent expense will be included in occupancy expense.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Balance outstanding at end of period	$1,241	$1,299
Average amount outstanding during the period	1,286	1,545
Maximum amount outstanding at any month end	1,278	1,825
Weighted average interest rate during the period	4.97%	5.77%
Weighted average interest rate at end of period	4.81%	6.41%

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of March 31, 2018, 76,951 options or shares of restricted stock have been granted under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of March 31, 2018 and changes in the Plan during the three months ended March 31, 2018 were as follows:

	March 31, 2018
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	228,318	$17.24
Granted	9,985	27.15
Exercised	(7,452)	14.38
Forfeited/expired	(8,484)	19.95
Outstanding, end of period	222,367	$17.67	$2,566
Options exercisable at period-end	164,688	$16.10	$2,159
Weighted-average fair value of options granted during the period (2)		$10.25

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount changes based on changes in the market value of the Company’s stock.
(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the three months ended March 31, 2018 was as follows:

	March 31, 2018
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	41,217	$18.35
Granted	6,611	27.15
Vested	(14,615)	15.40
Forfeited/expired	(2,521)	25.89
Outstanding, end of period	30,692	$21.04

	March 31, 2018
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	8,691	$25.53
Granted	5,891	27.15
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	14,582	$26.19

For the three months ended March 31, 2018 and 2017, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $117 thousand and $109 thousand, respectively.

As of March 31, 2018, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.9 million and is expected to be recognized over a weighted average period of 1.8 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of March 31, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2018, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2018
Total Capital (to risk weighted assets):
Consolidated	$170,400	13.15%	$127,923	9.875%	Not applicable
Bank	166,873	12.89%	127,859	9.875%	$129,478	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	155,235	11.98%	102,015	7.875%	Not applicable
Bank	151,708	11.72%	101,964	7.875%	103,582	8.00%
Tier 1 Capital (to average assets):
Consolidated	155,235	10.99%	56,496	4.00%	Not applicable
Bank	151,708	10.75%	56,457	4.00%	70,571	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	131,608	10.16%	82,583	6.375%	Not applicable
Bank	151,708	11.72%	82,542	6.375%	84,161	6.50%

December 31, 2017
Total Capital (to risk weighted assets):
Consolidated	$165,174	13.08%	$116,775	9.25%	Not applicable
Bank	161,375	12.79%	116,719	9.25%	$126,183	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	151,363	11.99%	91,526	7.25%	Not applicable
Bank	147,564	11.69%	91,483	7.25%	100,946	8.00%
Tier 1 Capital (to average assets):
Consolidated	151,363	11.03%	54,914	4.00%	Not applicable
Bank	147,564	10.76%	54,875	4.00%	68,594	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	127,840	10.13%	72,590	5.75%	Not applicable
Bank	147,564	11.69%	72,555	5.75%	82,019	6.50%
(a)	The ratios for March 31, 2018 and December 31, 2017 include a capital conservation buffer of 1.875% and 1.25%, respectively.

The rules of the Basel III regulatory capital framework implemented a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2018 is 1.875%.  At the present time, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments recorded at fair value on a recurring basis:

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

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
March 31, 2018
Securities available for sale:
U.S. government and agency securities	$—	$4,689	$—	$4,689
Municipal securities	—	33,638	—	33,638
Mortgage-backed securities	—	103,033	—	103,033
Total assets at fair value	$—	$141,360	$—	$141,360
December 31, 2017
Securities available for sale:
U.S. government and agency securities	$—	$4,956	$—	$4,956
Municipal securities	—	33,765	—	33,765
Mortgage-backed securities	—	87,309	—	87,309
Total assets at fair value	$—	$126,030	$—	$126,030

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
March 31, 2018
Impaired loans	$—	$—	$37,387	$2,692
Other real estate owned	—	—	9,379	—
Total assets at fair value	$—	$—	$46,766	$2,692
December 31, 2017
Impaired loans	$—	$—	$33,002	$1,436
Other real estate owned	—	—	4,962	905
Total assets at fair value	$—	$—	$37,964	$2,341

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

March 31, 2018
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	10%-41% (22%)

December 31, 2017
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	0%-39% (14%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$90,676	$90,676	$66,771	$66,771	1
Securities available for sale	141,360	141,360	126,030	126,030	2
FHLB Stock	3,908	3,908	4,138	4,138	2
Loans, net of allowance for loan losses	1,149,913	1,140,272	1,135,704	1,135,861	3
Loans held for sale	6,407	6,407	6,575	6,575	3
Accrued interest receivable	3,929	3,929	3,793	3,793	2
Loan servicing rights	8,959	12,692	8,950	12,194	3
Financial liabilities:
Deposits:
Time	796,957	794,181	706,500	709,219	3
Other deposits	375,433	374,597	403,577	401,503	1
Other borrowings	1,241	1,241	1,299	1,299	3
Advances from FHLB	120,500	119,901	121,500	121,793	3
Subordinated debentures	15,540	15,540	15,523	15,523	3
Accrued interest payable	2,625	2,625	2,389	2,389	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Balance, beginning of period	$4,962	$3,161
Assets foreclosed	4,417	4,511
Net gain on sales of other real estate owned	—	375
Proceeds from sale of other real estate owned	—	(1,052)
Balance, end of period	$9,379	$6,995

Expenses (income) applicable to other real estate owned included in non-interest expense include the following:

	For the Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Net gain on sales of other real estate owned	$—	$(375)
Operating expenses, net of rental income	108	44
	$108	$(331)

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2018, but prior to May 9, 2018, that provided additional evidence about conditions that existed at March 31, 2018.

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

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•      adverse changes in economic conditions of our market area and of the agriculture market generally, dairy in particular;

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

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.

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

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, which are Delaware statutory trusts.  The Bank is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies, and was the sole shareholder of ICB Investment Corp., a Nevada corporation, which was dissolved on August 17, 2017, and all of its assets were assumed by the Bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, and residential real estate loans.  Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets, earnings per share, and ratio of non-performing assets to total assets.  We also utilize non-GAAP metrics such as efficiency ratio, return on average common shareholders’ equity, tangible book value per share, and tangible common equity to tangible assets.  We are required to maintain appropriate regulatory leverage and risk-based capital ratios.

Operational Overview

•	Net income for the three months ended March 31, 2018 was $4.1 million compared to $2.6 million for the three months ended March 31, 2017.
•	Net interest income increased by $1.1 million from $9.2 million for the three months ended March 31, 2017, to $10.3 million for the three months ended March 31, 2018.
•	Total loans were $1.2 billion at March 31, 2018 compared to $1.1 billion at December 31, 2017, and $1.0 billion at March 31, 2017, an increase of 1.4% and 11.0%, respectively.
•	Non-performing assets have increased $10.6 million since December 31, 2017 to $26.7 million at March 31, 2018, an increase of 65.8%, and have increased $4.9 million, or 22.3%, since March 31, 2017.

Selected Financial Data

	Three Months Ended		Year Ended
	March 31, 2018	March 31, 2017	December 31, 2017
	(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$14,693	$12,136	$53,052
Interest expense	4,423	2,938	14,167
Net interest income	10,270	9,198	38,885
Provision for loan losses	97	761	2,330
Net interest income after provision for loan losses	10,173	8,437	36,555
Non-interest income	2,040	1,716	7,653
Non-interest expense	6,785	5,895	25,992
Income tax expense	1,374	1,626	7,791
Net income	$4,054	$2,632	$10,425

Per Common Share Data:
Basic earnings per common share	$0.59	$0.39	$1.52
Diluted earnings per common share	$0.58	$0.38	$1.49
Cash dividends per common share	$0.07	$0.06	$0.24
Book value per share, end of period	$20.17	$19.06	$19.93
Tangible book value per share, end of period (1)	$19.29	$18.10	$19.04
Weighted average common shares - basic	6,678,161	6,595,762	6,635,383
Weighted average common shares - diluted	6,768,965	6,727,502	6,746,846
Common shares outstanding, end of period	6,684,923	6,615,232	6,673,381

Selected Balance Sheet Data (at period end):
Total assets	$1,460,257	$1,251,414	$1,397,045
Securities available-for-sale	141,360	115,431	126,030
Total loans	1,164,525	1,049,009	1,148,951
Allowance for loan losses	(14,612)	(13,428)	(13,247)
Total deposits	1,172,390	981,317	1,110,077
Other borrowings and FHLB advances	121,741	112,080	122,799
Subordinated debentures	15,540	15,470	15,523
Total shareholders' equity	142,814	134,074	140,986

Performance Ratios:
Return on average assets	1.15%	0.85%	0.80%
Return on average common shareholders' equity (1)	12.04%	8.09%	7.77%
Equity to assets ratio	9.78%	10.71%	10.09%
Net interest margin	3.01%	3.07%	2.89%
Interest rate spread	2.78%	2.88%	3.11%
Non-interest income to average assets	0.58%	0.55%	0.59%
Non-interest expense to average assets	1.92%	1.90%	2.01%
Net overhead ratio (2)	1.34%	1.35%	1.42%
Efficiency ratio (1)	55.12%	57.45%	54.63%
Dividend payout ratio	12.07%	15.79%	16.11%

Asset Quality Ratios:
Non-performing loans to total loans	1.52%	1.45%	1.01%
Allowance for loan losses to:
Total loans	1.25%	1.28%	1.15%
Non-performing loans	82.34%	87.98%	114.60%
Net charge-offs (recoveries) to average loans	(0.11)%	—	0.16%
Non-performing assets to total assets (3)	1.83%	1.75%	1.15%

	Three Months Ended		Year Ended
	March 31, 2018	March 31, 2017	December 31, 2017
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	9.23%	11.15%	9.52%
Total risk-based capital	13.15%	13.58%	13.08%
Leverage ratio	10.99%	11.67%	11.03%
Tangible common equity to tangible assets (1)	8.87%	9.62%	9.13%
(1)

Tangible book value per share, return on average common shareholders’ equity, the efficiency ratio, and tangible common equity to tangible assets are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of these financial measures to their most comparable GAAP measures.

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

	Three Months Ended		Year Ended
	March 31, 2018	March 31, 2017	December 31, 2017
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$6,785	$5,895	$25,992
Less: net gain (loss) on sales and write-downs of OREO	—	375	(552)
Adjusted non-interest expense (non-GAAP)	$6,785	$6,270	$25,440

Net interest income	$10,270	$9,198	$38,885
Non-interest income	2,040	1,716	7,653
Less: net loss on sales of securities	—	—	31
Operating revenue	$12,310	$10,914	$46,569
Efficiency ratio	55.12%	57.45%	54.63%

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

	Three Months Ended		Year Ended
	March 31, 2018	March 31, 2017	December 31, 2017
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	11.62%	7.85%	7.58%
Effect of excluding average preferred shareholders' equity	0.42%	0.24%	0.19%
Return on average common shareholders' equity	12.04%	8.09%	7.77%

Tangible book value per share is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to book value allow investors to better assess our capital adequacy and net worth by removing the effect of intangible assets that are unrelated to our core business.

	March 31, 2018	March 31, 2017	December 31, 2017
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$134,814	$126,074	$132,986
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	806	1,300	919
Tangible common equity	$128,970	$119,736	$127,029
Common shares outstanding	6,684,923	6,615,232	6,673,381
Tangible book value per share	$19.29	$18.10	$19.04

Total assets	$1,460,257	$1,251,414	$1,397,045
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	806	1,300	919
Tangible assets	$1,454,413	$1,245,076	$1,391,088
Tangible common equity to tangible assets	8.87%	9.62%	9.13%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 11.2% to $10.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in income related to increased loan volume which was slightly offset by an increase in interest expense on time deposits.  During 2017, the Board of Governors of the Federal Reserve System increased interest rates three different times, which caused the increase of our average rate of time deposits to 1.70% for the three months ended March 31, 2018 compared to 1.36% for the three months ended March 31, 2017.

Interest income increased to $14.7 million for the first quarter of 2018 compared to $12.1 million for the first quarter of 2017 primarily as the result of increased volume of loans and an increase in loan yield from 4.43% for the first quarter of 2017 to 4.67% for the first quarter of 2018.  The increase in interest income was partially offset by an increase in interest expense from $2.9 million for the first quarter of 2017 to $4.4 million for the first quarter of 2018, which was the result of both an increase in the volume of deposits and borrowings and an increase in the rates paid on each between the two periods.

Non-interest income for the three months ended March 31, 2018 increased 18.9% to $2.0 million from $1.7 million for the three months ended March 31, 2017, primarily as a result of an increase in loan servicing rights due to higher volumes of loans being serviced.  Non-interest expense increased 15.1% to $6.8 million for the three months ended March 31, 2018 compared to $5.9 million for the same period in 2017.  This increase was primarily a result of a non-recurring $0.4 million gain on sale of an OREO property during the first quarter of 2017, which reduced other non-interest expense for that period, and a 14.9% increase in employee benefit expense quarter-over-quarter.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.  The following table reflects the components of net interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$136,722	$789	2.31%	$118,825	$522	1.76%
Loans (2)	1,172,786	13,691	4.67%	1,043,454	11,554	4.43%
Interest bearing deposits due from other banks	55,784	213	1.53%	36,996	60	0.65%
Total interest-earning assets	$1,365,292	$14,693	4.30%	$1,199,275	$12,136	4.05%

Allowance for loan losses	(13,722)			(13,047)
Other assets	62,000			52,894
Total assets	$1,413,570			$1,239,122

Liabilities
Savings, NOW, money market, interest checking	$282,313	$640	0.91%	$258,080	$355	0.55%
Time deposits	742,465	3,156	1.70%	610,857	2,082	1.36%
Total interest-bearing deposits	$1,024,778	$3,796	1.48%	$868,937	$2,437	1.12%
Other borrowings	1,286	16	4.97%	1,863	27	5.80%
FHLB advances	121,067	468	1.55%	116,617	354	1.21%
Junior subordinated debentures	15,529	143	3.68%	15,470	120	3.10%
Total interest-bearing liabilities	$1,162,660	$4,423	1.52%	$1,002,887	$2,938	1.17%

Non-interest bearing deposits	103,669			93,323
Other liabilities	7,743			8,838
Total liabilities	$1,274,072			$1,105,048

Shareholders' equity	139,498			134,074
Total liabilities and equity	$1,413,570			$1,239,122

Net interest income		$10,270			$9,198
Interest rate spread (3)			2.78%			2.88%
Net interest margin (4)			3.01%			3.07%
Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.20

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2018 v. 2017
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$87	$180	$267
Loans	1,487	650	2,137
Federal funds sold and interest-bearing deposits with banks	43	110	153
Total interest income	1,617	940	2,557
Interest Expense:
Savings, NOW, money market and interest checking	36	249	285
Time deposits	500	574	1,074
Other borrowings	(7)	(4)	(11)
FHLB advances	15	99	114
Junior subordinated debentures	—	23	23
Total interest expense	544	941	1,485
Net interest income	$1,073	$(1)	$1,072

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $0.1 million for the three months ended March 31, 2018 compared to a provision of $0.8 million for the three months ended March 31, 2017.  The decreased provision is primarily the result of improved historical charge-off factors.  During the first quarter of 2018, the Company recognized a $1.2 million recovery on a multi-family real estate loan that was offset by a $1.4 million impairment on an agricultural relationship.  During the first quarter of 2018, we charged-off $42 thousand in loans, and recovered $1.3 million in loans that had been previously written-off.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $14.6 million, or 1.25% of total loans, was appropriate as of March 31, 2018.  This is compared to an allowance for loan losses of $13.4 million, or 1.28% of total loans, at March 31, 2017, and $13.2 million, or 1.15% of total loans, at December 31, 2017.

Non-Interest Income

Non-interest income for the three months ended March 31, 2018 increased by 18.9% from the three months ended March 31, 2017 from $1.7 million to $2.0 million.  The increase was primarily the result of an increase in loan servicing rights of $0.2 million due to a higher volume of loans serviced as we work through the Farm Service Agency (“FSA”) procedural changes that went into effect in early 2017.

Loan servicing rights are included in loan servicing fees in our consolidated statement of operations.  The following table reflects the components of non-interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Service charges	$365	$325
Gain on sale of loans, net	32	25
Loan servicing fees	1,452	1,410
Loan servicing rights	10	(205)
Income on other real estate owned	32	18
Other	149	143
Total non-interest income	$2,040	$1,716

Non-Interest Expense

Non-interest expense increased 15.1% for the three months ended March 31, 2018 to $6.8 million compared to $5.9 million for the three months ended March 31, 2017. Changes to specific expenses included a 14.9% increase in employee benefit expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, which is reflective of a slight increase in premium expense and an increased headcount.  In addition, other non-interest expense in the first quarter of 2017 was benefited by a $0.4 million gain on the sale of an OREO property that was not recurring in 2018.

The following table reflects the components of our non-interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Employee compensation and benefits	$4,218	$4,057
Occupancy	204	177
Information processing	465	362
Professional fees	315	414
Business development	299	170
Other real estate owned expenses	140	62
Net gain on other real estate owned	—	(375)
Depreciation and amortization	314	343
Other	830	685
Total non-interest expense	$6,785	$5,895

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

Income tax expense for the three months ended March 31, 2018 and 2017 was $1.4 million and $1.6 million, which represents an effective tax rate of 25.3% and 38.2%, respectively.  Our effective tax rate in the first quarter of 2018 benefited from the reduction of the federal corporate income tax rate from 35% in 2017 to 21% in 2018 as a result of the 2017 Tax Act which was enacted in December 2017.

Financial Condition

Total assets increased $63.2 million, or 4.5%, from $1.4 billion at December 31, 2017 to $1.5 billion at March 31, 2018.  Total loan growth amounted to $15.6 million, a 1.4% increase, since December 31, 2017. Other significant changes from December 31, 2017 to March 31, 2018 included a $23.9 million increase to cash and cash equivalents, an increase in securities available-for-sale of $15.3 million, and an increase in premises and equipment net of $4.8 million as the result of a building purchase in the first quarter of 2018 that we anticipate using for the purpose of relocating our Manitowoc headquarters to later in the second quarter of 2018.

Total liabilities increased $61.4 million, or 4.9%, from $1.3 billion at December 31, 2017 to $1.3 million at March 31, 2018.  This increase is primarily attributed to increased deposits associated with our increased loan demand.

Shareholders’ equity increased $1.8 million, or 1.3%, to $142.8 million at March 31, 2018 from $141.0 million at December 31, 2017.  This increase was due primarily to net income for the three months ended March 31, 2018 of $4.1 million, and the exercise of 2,952 stock options during the first three months of 2018, which were partially offset by the payment of $0.5 million of dividends on common stock and increase in accumulated other comprehensive loss during the three months ended March 31, 2018.

Net Loans

Total net loans increased by $14.2 million, or 1.3%, to $1.1 billion at March 31, 2018.  This increase was driven primarily by agricultural loans growing $11.7 million, or 1.7%, during the first three months of 2018.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$698,106	59.9%	$686,430	59.7%
Commercial real estate loans	292,271	25.1%	292,704	25.5%
Commercial loans	113,825	9.8%	114,332	10.0%
Residential real estate loans	60,026	5.2%	55,138	4.8%
Installment and consumer other	297	0.0%	347	0.0%
Total gross loans	$1,164,525	100.0%	$1,148,951	100.0%
Allowance for loan losses	(14,612)		(13,247)
Loans, net	$1,149,913		$1,135,704

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

At March 31, 2018 and December 31, 2017, the allowance for loan losses was $14.6 million and $13.2 million, respectively, which resulted in a ratio of the allowance to total loans of 1.25% and 1.15%, respectively.  The overall increase in the allowance for loan losses was the result of organic loan growth and a $1.4 million impairment on an agricultural loan relationship, which was partially offset by a slight improvement in historical charge-off factors and the large loan recovery as discussed above.

Charge-offs and recoveries by loan category for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Balance, beginning of period	$13,247	$12,645
Loans charged off:
Agriculture loans	—	—
Commercial real estate loans	42	—
Commercial loans	—	17
Residential real estate loans	—	—
Installment and consumer other	—	—
Total loans charged off	$42	$17
Recoveries:
Agriculture loans	1	—
Commercial real estate loans	1,240	13
Commercial loans	68	26
Residential real estate loans	—	—
Installment and consumer other	1	—
Total recoveries	1,310	39
Net loans charged-off	$(1,268)	$(22)
Provision for loan losses	97	761
Allowance for loan losses, end of period	$14,612	$13,428

Selected loan quality ratios:
Net recoveries to average loans	(0.11)%	0.00%
Allowance for loan losses to total loans (end of period)	1.25%	1.28%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	39.26%	51.05%

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

Information about the loan servicing portfolio is shown below:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Total loans	$1,164,525	$1,148,951
Less: Nonqualified loan sales included below	(1,241)	(1,258)
Loans serviced:
Agricultural	583,718	575,328
Commercial	24,330	22,102
Commercial real estate	3,310	3,236
Total loans serviced	611,358	600,666
Total loans and loans serviced	$1,774,642	$1,748,359

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $141.4 million at March 31, 2018 from $126.0 million at December 31, 2017.  During the three months ended March 31, 2018, we recognized unrealized holding losses of $2.5 million before income taxes through other comprehensive income.

There were no security sales during the three months ended March 31, 2018 or March 31, 2017.

The following table sets forth the amortized cost and fair values of our securities portfolio at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$34,394	$33,638	$33,949	$33,765
Mortgage-backed securities	105,827	103,033	88,242	87,309
U.S. Government and agency securities	4,717	4,689	4,874	4,956
Total available for sale	$144,938	$141,360	$127,065	$126,030

Deposits

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, noninterest-bearing demand accounts, money market accounts, savings accounts, time deposit accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans.

Deposit growth was 5.6% to $1.2 billion at March 31, 2018 from $1.1 billion at December 31, 2017.  Core deposit generation remained challenging, showing a decrease of $11.9 million during the first quarter of 2018 due to normal cyclical trends related to agricultural and municipal deposits.  The core deposit strategies we implemented in 2017 will continue in 2018 and are still expected to show improvement in the remainder of the year.

We also obtain brokered deposits on an as-needed basis.  Brokered deposits and national certificates of deposit at March 31, 2018 were $502.8 million, which was an increase of $77.8 million, or 18.3%, from December 31, 2017, and an increase of $139.6 million, or 38.4%, from March 31, 2017.

As of March 31, 2018 and December 31, 2017, the distribution by type of deposit account was as follows:

	March 31, 2018		December 31, 2017
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$497,296	42.5%	$444,395	40.0%
Brokered deposits	319,692	27.3%	282,616	25.5%
Money market accounts	199,834	17.0%	199,118	18.0%
Demand, noninterest-bearing	101,167	8.6%	125,584	11.3%
NOW accounts and interest checking	48,212	4.1%	51,613	4.6%
Savings	6,189	0.5%	6,751	0.6%
Total deposits	$1,172,390	100.0%	$1,110,077	100.0%

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

At March 31, 2018, advances from the FHLB were $120.5 million compared to $121.5 million at December 31, 2017.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago.  The Company also has a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line of credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line of credit also bears a non-usage fee of 0.275% per annum.  The line of credit did not have an outstanding balance as of March 31, 2018.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $4.8 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.  Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $41.7 million and $19.0 million for the three months ended March 31, 2018 and 2017, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances was $60.8 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $151.7 million, or 11.72% of adjusted average total assets, which is above the minimum level to be well-capitalized of $70.6 million, or 5.0% of adjusted average total assets, and total risk-based capital of $166.9 million, or 12.89% of risk-weighted assets, which is above the minimum level to be well-capitalized of $129.5 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At March 31, 2018, there were $89.9 million of retained earnings available for the payment of dividends by the Bank to the holding company.  Management believed liquidity to be sufficient as of March 31, 2018.

Off-Balance Sheet Arrangements

On March 28, 2018, the Company executed an interest rate swap on two sets of its trust preferred floating rate securities.  The swaps converted the interest rate paid on one set of trust preferred securities from a floating rate, reset quarterly, of three month LIBOR plus 1.53% (currently 3.65%) to a fixed rate of 4.354% and for the other set, from a floating rate of three month LIBOR plus 1.69% (currently 3.81%) to a fixed rate of 4.514%.  Both swaps qualify for cash flow hedge accounting under ASC 815-20-25-3, so any market value adjustments will be marked to market through accumulated other comprehensive income, assuming the hedge remains highly effective through the life of the swaps.  The swaps commence on June 15, 2018 and mature on June 15, 2028.

As of March 31, 2018, there were no other significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning March 31, 2018 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$49,259	19.29%	$100,691	21.36%
+200 bps	45,247	9.57%	91,688	10.51%
+100 bps	43,265	4.77%	87,298	5.22%
Base	41,293	0.00%	82,966	0.00%
-100 bps	39,391	(4.61)%	78,882	(4.92)%
-200 bps	35,986	(12.85)%	70,437	(15.10)%

As of March 31, 2018, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Our economic value of equity analysis as of March 31, 2018 is set forth below. The impact on our economic value of equity under all scenarios referenced in the table below are within policy guidelines.

Rate Shift (1)	Economic Value of Equity	% Change In
	(dollars in thousands)
+400 bps	$134,596	(14.77)%
+200 bps	144,904	(8.24)%
+100 bps	151,006	(4.38)%
Base	157,923	0.00%
-100 bps	159,567	1.04%
-200 bps	152,229	(3.61)%
(1)	The calculated changes assume an immediate and proportional shock of the static yield curve.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in “Risk Factors” in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended March 31, 2018.

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

County Bancorp, Inc.

Date: May 9, 2018	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: May 9, 2018	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)