Form 10-Q
period 2018-06-30
County Bancorp, Inc.
filed 2018-08-08
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, the registrant had 6,695,822 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

(Unaudited)

	June 30, 2018	December 31, 2017
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$81,044	$66,771
Securities available-for-sale, at fair value	187,505	126,030
FHLB Stock, at cost	3,354	4,138
Loans held for sale	11,468	6,575
Loans, net of allowance for loan losses of $15,129 as of June 30, 2018; $13,247 as of December 31, 2017	1,166,395	1,135,704
Premises and equipment, net	14,567	9,662
Loan servicing rights	9,087	8,950
Other real estate owned, net	9,004	4,962
Cash surrender value of bank owned life insurance	17,614	17,389
Deferred tax asset, net	4,403	3,265
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $1,100 as of June 30, 2018; $882 as of December 31, 2017	701	919
Accrued interest receivable and other assets	8,697	7,642
Total assets	$1,518,877	$1,397,045

LIABILITIES
Deposits:
Noninterest-bearing	$95,459	$125,584
Interest-bearing	1,114,972	984,493
Total deposits	1,210,431	1,110,077
Other borrowings	841	1,299
Advances from FHLB	108,200	121,500
Subordinated debentures	44,725	15,523
Accrued interest payable and other liabilities	8,598	7,660
Total liabilities	1,372,795	1,256,059

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at June 30, 2018 and December 31, 2017	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,135,549 shares issued and 6,693,447 shares outstanding at June 30, 2018; 7,112,962 shares issued and 6,673,381 shares outstanding at December 31, 2017	28	28
Surplus	52,696	52,230
Retained earnings	93,282	86,385
Treasury stock, at cost; 442,102 shares at June 30, 2018; 439,581 shares at December 31, 2017	(5,030)	(5,030)
Accumulated other comprehensive loss	(2,894)	(627)
Total shareholders' equity	146,082	140,986
Total liabilities and shareholders' equity	$1,518,877	$1,397,045

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$14,366	$12,328	$28,057	$23,882
Taxable securities	982	460	1,614	885
Tax-exempt securities	14	83	171	180
Federal funds sold and other	401	81	614	141
Total interest and dividend income	15,763	12,952	30,456	25,088

INTEREST EXPENSE
Deposits	4,600	2,806	8,396	5,243
FHLB advances and other borrowed funds	487	464	971	845
Subordinated debentures	338	125	481	245
Total interest expense	5,425	3,395	9,848	6,333
Net interest income	10,338	9,557	20,608	18,755
Provision for loan losses	533	1,524	630	2,285
Net interest income after provision for loan losses	9,805	8,033	19,978	16,470
NON-INTEREST INCOME
Services charges	445	399	810	724
Gain on sale of loans, net	45	24	77	49
Loan servicing fees	1,613	1,270	3,075	2,475
Other	213	163	394	324
Total non-interest income	2,316	1,856	4,356	3,572
NON-INTEREST EXPENSE
Employee compensation and benefits	4,114	3,833	8,332	7,890
Occupancy	278	180	482	357
Information processing	529	397	994	759
Write-down of other real estate owned	104	78	104	78
Other	1,912	2,153	3,810	3,452
Total non-interest expense	6,937	6,641	13,722	12,536
Income before income taxes	5,184	3,248	10,612	7,506
Income tax expense	1,334	1,190	2,708	2,816
NET INCOME	$3,850	$2,058	$7,904	$4,690

NET INCOME PER SHARE:
Basic	$0.56	$0.30	$1.15	$0.68
Diluted	$0.55	$0.29	$1.14	$0.68
Dividends paid per share	$0.07	$0.06	$0.14	$0.12

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$3,850	$2,058	$7,904	$4,690
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(373)	246	(2,772)	579
Income tax benefit (expense)	80	(96)	594	(226)
Total other comprehensive income (loss) on securities available-for-sale	(293)	150	(2,178)	353
Unrealized gain on derivatives arising during the period	51	—	51	—
Income tax benefit	(14)	—	(14)	—
Total other comprehensive gain on derivatives	37	—	37	—
Total other comprehensive income (loss)	(256)	150	(2,141)	353
Comprehensive income	$3,594	$2,208	$5,763	$5,043

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288
Net income	—	—	—	4,690	—	—	4,690
Other comprehensive income	—	—	—	—	—	353	353
Stock compensation expense, net of tax	—	—	239	—	—	—	239
Cash dividends declared on common stock	—	—	—	(795)	—	—	(795)
Cash dividends declared on preferred stock	—	—	—	(166)	—	—	(166)
Proceeds from exercise of common stock options (48,584 shares)	—	1	644	—	—	—	645
Balance at June 30, 2017	$8,000	$27	$51,436	$81,636	$(4,828)	$(17)	$136,254

Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986
Net income	—	—	—	7,904	—	—	7,904
Other comprehensive loss	—	—	—	—	—	(2,141)	(2,141)
Stock compensation expense, net of tax	—	—	259	—	—	—	259
Cash dividends declared on common stock	—	—	—	(937)	—	—	(937)
Cash dividends declared on preferred stock	—	—	—	(196)	—	—	(196)
Reclassification of stranded tax effects of rate change	—	—	—	126	—	(126)	—
Proceeds from exercise of common stock options (12,592 shares)	—	—	207	—	—	—	207
Balance at June 30, 2018	$8,000	$28	$52,696	$93,282	$(5,030)	$(2,894)	$146,082

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	June 30, 2018	June 30, 2017
	(dollars in thousands)
Cash flows from operating activities
Net income	$7,904	$4,690
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization of premises and equipment	560	485
Amortization of core deposit intangible	218	276
Amortization of subordinated debentures discount	34	36
Provision for loan losses	630	2,285
Realized gain on sales of other real estate owned	(149)	(402)
Write-down of other real estate owned	104	78
Realized loss (gain) on sales of premises and equipment	(1)	290
Increase in cash surrender value of bank owned life insurance	(225)	(211)
Deferred income tax benefit	(373)	(613)
Stock compensation expense, net	259	239
Net amortization of securities	445	473
Net change in:
Accrued interest receivable and other assets	(1,057)	(222)
Loans held for sale	(4,893)	(6,874)
Loan servicing rights	(137)	371
Accrued interest payable and other liabilities	839	(1,879)
Net cash provided by (used for) operating activities	4,158	(978)
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	11,958	18,034
Purchases of securities available-for-sale	(76,684)	(9,636)
Redemption of FHLB stock	784	1,154
Purchases of bank owned life insurance	—	(5,500)
Loan originations and principal collections, net	(37,425)	(51,121)
Proceeds from sales of premises and equipment	—	1,615
Purchases of premises and equipment	(5,464)	(1,911)
Proceeds from sales of other real estate owned	2,107	1,079
Net cash used in investing activities	(104,724)	(46,286)
Cash flows from financing activities
Net decrease in demand and savings deposits	(27,247)	(59,849)
Net increase in certificates of deposits	127,602	75,993
Net change in other borrowings	(458)	(709)
Proceeds from FHLB advances	63,000	157,660
Repayment of FHLB advances	(76,300)	(132,255)
Proceeds from issuance of subordinated debt	29,168	—
Proceeds from issuance of common stock	207	645
Dividends paid on preferred stock	(196)	(166)
Dividends paid on common stock	(937)	(795)
Net cash provided by financing activities	114,839	40,524
Net change in cash and cash equivalents	14,273	(6,740)
Cash and cash equivalents, beginning of period	66,771	42,679
Cash and cash equivalents, end of period	$81,044	$35,939

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,538	$6,143
Income taxes	$1,975	$4,775
Noncash investing activities:
Transfer from loans to other real estate owned	$6,104	$4,512
Loans charged off	$42	$1,492

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2018.  The results of operations for the three and six months ended June 30, 2018 may not necessarily be indicative of the results to be expected for the year ending December 31, 2018, or for any other period.

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

Significant Accounting Policies

Derivative Instruments.  Derivative instruments, classified on the balance sheet as an other asset, represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash to the other party based on a notional amount and an underlying variable, as specified in the contract, and may be subject to master netting agreements.

During the second quarter of 2018, the Company executed an interest rate swap to manage interest rate risk on two sets of its trust preferred securities. This derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. This instrument is designated as a cash flow hedge as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with three month LIBOR advances. The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income, net of taxes, and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income.  The Company assesses the effectiveness of the hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to permit entities to better portray the economic results of its hedging strategies in its financial statements.  In addition, the amendments make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period.  The Company has chosen to early adopt this amendment in connection with the interest rate swap that commenced on June 15, 2018 with no material impact on its results of operation, financial position, and liquidity.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act, Public Law 115-97 (the “2017 Tax Act”).  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period.  The Company early adopted this amendment as of January 1, 2018 and included the impact of the reclassification from other comprehensive income to retained earnings in the consolidated Statements of Shareholders’ Equity.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the account for nonemployee share-based payment transactions for acquiring goods or services from nonemployees.  The amendment is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company early adopted this amendment as of January 1, 2018, and did not have a significant impact on the Company's financial statements.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income from continuing operations	$3,850	$2,058	$7,904	$4,690
Less: preferred stock dividends	99	85	196	166
Income available to common shareholders for basic earnings per common share	$3,751	$1,973	$7,708	$4,524

Average number of common shares issued	7,351,985	7,328,282	7,349,923	7,323,885
Less: weighted average treasury shares	442,102	432,861	440,974	432,484
Less: weighted average nonvested equity incentive plan shares	219,315	266,186	224,550	278,810
Weighted average number of common shares outstanding	6,690,568	6,629,235	6,684,399	6,612,591
Effect of dilutive options	79,368	84,958	77,518	88,987
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,769,936	6,714,193	6,761,917	6,701,578

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of June 30, 2018 and December 31, 2017 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2018
U.S. government and agency securities	$4,599	$—	$(46)	$4,553
U.S. treasury securities	2,496	—	(3)	2,493
Municipal securities	38,090	10	(728)	37,372
Mortgage-backed securities	146,162	98	(3,173)	143,087
	$191,347	$108	$(3,950)	$187,505
December 31, 2017
U.S. government and agency securities	$4,874	$82	$—	$4,956
Municipal securities	33,949	56	(240)	33,765
Mortgage-backed securities	88,242	64	(997)	87,309
	$127,065	$202	$(1,237)	$126,030

The amortized cost and fair value of securities at June 30, 2018 and December 31, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
June 30, 2018
Due in one year or less	$8,799	$8,784
Due from one to five years	9,759	9,637
Due from five to ten years	8,502	8,367
Due after ten years	18,125	17,630
Mortgage-backed securities	146,162	143,087
	$191,347	$187,505
December 31, 2017
Due in one year or less	$7,990	$7,980
Due from one to five years	10,494	10,470
Due from five to ten years	11,482	11,494
Due after ten years	8,857	8,777
Mortgage-backed securities	88,242	87,309
	$127,065	$126,030

There were no security sales for the six months ended June 30, 2018 and 2017.

At June 30, 2018 and December 31, 2017, no securities were pledged to secure the Federal Home Loan Bank (“FHLB”) advances besides FHLB stock of $3.4 million and $4.1 million, respectively.   At June 30, 2018 and December 31, 2017, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $0 and $8.6 million, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2018
U.S. government and agency securities	$4,553	$(46)	$—	$—	$4,553	$(46)
U.S. treasury securities	2,493	(3)	—	—	2,493	(3)
Municipal securities	32,976	(711)	899	(17)	33,875	(728)
Mortgage-backed securities	102,839	(2,443)	14,631	(730)	117,470	(3,173)
	$142,861	$(3,203)	$15,530	$(747)	$158,391	$(3,950)
December 31, 2017
Municipal securities	$25,280	$(224)	$1,354	$(16)	$26,634	$(240)
Mortgage-backed securities	54,278	(521)	16,466	(476)	70,744	(997)
	$79,558	$(745)	$17,820	$(492)	$97,378	$(1,237)

The unrealized losses on the investments at June 30, 2018 and December 31, 2017 was due to normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018 and December 31, 2017.

NOTE 4 – LOANS

The components of loans were as follows:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Agricultural loans	$702,426	$686,430
Commercial real estate loans	289,184	292,704
Commercial loans	118,425	114,332
Residential real estate loans	71,150	55,138
Installment and consumer other	339	347
Total gross loans	1,181,524	1,148,951
Allowance for loan losses	(15,129)	(13,247)
Net loans	$1,166,395	$1,135,704

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018 and 2017 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
June 30, 2018
Balance, beginning of year	$9,712	$1,978	$1,508	$47	$2	$13,247
Provision for loan losses	1,915	(1,284)	3	(3)	(1)	630
Loans charged off	—	(42)	—	—	—	(42)
Recoveries	1	1,251	41	—	1	1,294
Balance, end of period	$11,628	$1,903	$1,552	$44	$2	$15,129

June 30, 2017
Balance, beginning of year	$8,173	$2,762	$1,239	$470	$1	$12,645
Provision for loan losses	1,029	473	1,028	(246)	1	2,285
Loans charged off	—	(575)	(917)	—	—	(1,492)
Recoveries	1	36	28	—	—	65
Balance, end of period	$9,203	$2,696	$1,378	$224	$2	$13,503

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  June 30, 2018 and December 31, 2017:

	June 30, 2018
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$2,855	$8,773	$11,628
Commercial real estate loans	10	1,893	1,903
Commercial loans	781	771	1,552
Residential real estate loans	—	44	44
Installment and consumer other	—	2	2
Total ending allowance for loan losses	3,646	11,483	15,129
Loans:
Agricultural loans	42,838	659,588	702,426
Commercial real estate loans	2,366	286,818	289,184
Commercial loans	1,878	116,547	118,425
Residential real estate loans	—	71,150	71,150
Installment and consumer other	—	339	339
Total loans	47,082	1,134,442	1,181,524
Net loans	$43,436	$1,122,959	$1,166,395

	December 31, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,026	$8,686	$9,712
Commercial real estate loans	—	1,978	1,978
Commercial loans	410	1,098	1,508
Residential real estate loans	—	47	47
Installment and consumer other	—	2	2
Total ending allowance for loan losses	1,436	11,811	13,247
Loans:
Agricultural loans	28,744	657,686	686,430
Commercial real estate loans	2,465	290,239	292,704
Commercial loans	1,793	112,539	114,332
Residential real estate loans	—	55,138	55,138
Installment and consumer other	—	347	347
Total loans	33,002	1,115,949	1,148,951
Net loans	$31,566	$1,104,138	$1,135,704

The following table presents the aging of the recorded investment in past due loans at June 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
June 30, 2018
Agricultural loans	$1,132	$780	$5,709	$7,621	$694,805	$702,426
Commercial real estate loans	2,385	—	2,366	4,751	284,433	289,184
Commercial loans	—	731	1,089	1,820	116,605	118,425
Residential real estate loans	—	—	—	—	71,150	71,150
Installment and consumer other	—	—	—	—	339	339
Total	$3,517	$1,511	$9,164	$14,192	$1,167,332	$1,181,524

December 31, 2017
Agricultural loans	$476	$—	$6,819	$7,295	$679,135	$686,430
Commercial real estate loans	—	—	2,149	2,149	290,555	292,704
Commercial loans	1,064	—	642	1,706	112,626	114,332
Residential real estate loans	—	—	—	—	55,138	55,138
Installment and consumer other	—	—	—	—	347	347
Total	$1,540	$—	$9,610	$11,150	$1,137,801	$1,148,951

The following table lists information on nonaccrual, restructured, and certain past due loans at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$9,164	$9,610
Nonaccrual loans 30-89 days past due	1,778	1,493
Nonaccrual loans, less than 30 days past due	15,363	456
Restructured loans not on nonaccrual status	11,173	9,019
90 days or more past due and still accruing	—	—
Total	$37,478	$20,578

The following table presents the average recorded investment and interest income recognized on impaired loans by portfolio segment for six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$35,791	$1,417	$10,810	$113
Commercial real estate loans	2,416	6	4,392	60
Commercial loans	1,836	25	2,254	4
Residential real estate loans	—	—	34	—
Total	$40,042	$1,448	$17,490	$177

Impaired loans include nonaccrual loans, restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $1.0 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $1.4 million and $0.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2018 and December 31, 2017, respectively.  The Company had no additional lending commitments at June 30, 2018 or December 31, 2017 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  The following table presents the TDRs by loan class at June 30, 2018 and December 31, 2017:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
June 30, 2018
Agricultural loans	$6,136	$11,150	$17,286
Commercial real estate loans	323	—	323
Commercial loans	—	23	23
Total	$6,459	$11,173	$17,632

December 31, 2017
Agricultural loans	$3,822	$8,668	$12,490
Commercial real estate loans	575	316	891
Commercial loans	—	35	35
Total	$4,397	$9,019	$13,416

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	15	$5,375	3	$546
Total	15	$5,375	3	$546

The following table provides the troubled debt restructurings for the six months ended June 30, 2018 and 2017 grouped by type of concession:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	9	$3,744	2	$221
Extension of interest-only payments	6	1,631	—	—
Combination of extension of term and interest rate concessions	—	—	1	325
Total	15	$5,375	3	$546

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$492,010	$130,625	$4,193	$32,760	$42,838	$702,426
Commercial real estate loans	239,625	35,196	590	11,407	2,366	289,184
Commercial loans	97,225	16,738	—	2,584	1,878	118,425
Residential real estate loans	67,310	3,840	—	—	—	71,150
Installment and consumer other	339	—	—	—	—	339
Total	$896,509	$186,399	$4,783	$46,751	$47,082	$1,181,524

	As of December 31, 2017
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$503,292	$115,374	$3,443	$35,577	$28,744	$686,430
Commercial real estate loans	225,898	50,043	4,574	9,724	2,465	292,704
Commercial loans	93,347	13,384	885	4,923	1,793	114,332
Residential real estate loans	50,917	4,221	—	—	—	55,138
Installment and consumer other	347	—	—	—	—	347
Total	$873,801	$183,022	$8,902	$50,224	$33,002	$1,148,951

As of June 30, 2018, the Company pledged $249.0 million of loans to secure a line-of-credit at the Federal Reserve of Chicago up to $186.7 million which was unused at June 30, 2018.  No loans were pledged to the Federal Reserve of Chicago at December 31, 2017.

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $628.4 million and $600.7 million at June 30, 2018 and December 31, 2017, respectively.  The fair value of these rights were approximately $12.9 million and $12.5 million at June 30, 2018 and December 31, 2017.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$8,950	$9,264
Additions	1,713	2,431
Disposals	(486)	(564)
Amortization	(1,090)	(2,181)
Balance, end of period	$9,087	$8,950

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

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at June 30, 2018 and December 31, 2017.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangible was $1.1 million at June 30, 2018 and $0.9 million at December 31, 2017.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,100)	(882)
Net book value	$701	$919
Additions during the period	$—	$—

NOTE 7 – DEPOSITS

Deposits are summarized as follows at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Demand deposits	$95,459	$125,584
Savings	280,870	277,993
Certificates of deposit	834,102	706,500
Total deposits	$1,210,431	$1,110,077

At June 30, 2018 and, December 31, 2017 brokered deposits amounted to $323.6 million and $282.6 million, respectively, and are included in savings and certificates of deposit categories.

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $108.2 million and $121.5 million on June 30, 2018 and December 31, 2017, respectively. These advances, rates, and maturities were as follows:

			June 30,	December 31,
	Maturity	Rate	2018	2017
			(dollars in thousands)
Fixed rate, fixed term	01/02/2018	1.23%	$—	$1,000
Fixed rate, fixed term	01/12/2018	0.85%	—	8,000
Fixed rate, fixed term	02/12/2018	0.91%	—	5,000
Fixed rate, fixed term	04/23/2018	1.07%	—	2,300
Fixed rate, fixed term	06/18/2018	0.93%	—	10,000
Fixed rate, fixed term	07/16/2018	1.21%	762	762
Fixed rate, fixed term	07/16/2018	1.21%	1,038	1,038
Fixed rate, fixed term	07/19/2018	1.41%	15,000	15,000
Fixed rate, fixed term	08/20/2018	1.15%	1,000	1,000
Fixed rate, fixed term	08/20/2018	1.15%	800	800
Fixed rate, fixed term	08/20/2018	1.27%	2,200	2,200
Fixed rate, fixed term	11/09/2018	1.47%	10,000	10,000
Fixed rate, fixed term	12/31/2018	1.65%	3,000	3,000
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	03/08/2019	1.54%	10,000	10,000
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/12/2019	2.24%	5,000	—
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	—
			$108,200	$121,500

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of June 30, 2018 and December 31, 2017.

Future maturities of FHLB borrowings as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
1 year or less	$48,800	$60,100
1 to 2 years	20,000	25,000
2 to 3 years	26,400	18,400
3 to 4 years	5,000	18,000
Over 4 years	8,000	—
	$108,200	$121,500

As of June 30, 2018 and December 31, 2017, the Bank also had a line of credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $186.7 million in loans and $8.6 million in securities at June 30, 2018 and December 31, 2017, respectively.  There were no outstanding advances included in other borrowings at June 30, 2018 and December 31, 2017.

On September 14, 2017, the Company entered into a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of June 30, 2018 and December 31, 2017.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At June 30, 2018 and December 31, 2017, the amounts of these borrowings were $0.8 million and $1.3 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our merger of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand, and the original term of the lease expired in April 2018.  As of June 30, 2018, liability remaining under the capital lease was $0, and the amortization related to the lease was $41 thousand and was included in other non-interest income.  As of December 31, 2017, liability remaining under the capital lease was $41 thousand, and the amortization related to the lease was $148 thousand and as included in other non-interest expense.  During the fourth quarter of 2017, the term of the lease was extended to April 2019, and the Company is obligated to pay monthly rent of $16 thousand.  The renegotiation of terms results in the extended term being classified as an operating lease, and the future rent expense will be included in occupancy expense.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Balance outstanding at end of period	$841	$1,299
Average amount outstanding during the period	1,226	1,545
Maximum amount outstanding at any month end	1,278	1,825
Weighted average interest rate during the period	4.94%	5.77%
Weighted average interest rate at end of period	4.51%	6.41%

NOTE 9—SUBORDINATED DEBENTURES

On May 30, 2018, the Company entered into a Subordinated Note Purchase Agreement with certain institutional investors pursuant to which the Company sold and issued $30.0 million in aggregate principal amount of its 5.875% fixed-to-floating rate subordinated notes due 2028.  The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. The Notes have a stated maturity of June 1, 2028, are redeemable, in whole or in part, on or after June 1, 2023, and at any time upon the occurrences of certain events. The Notes will bear interest at a fixed rate of 5.875% per year, from and including May 30, 2018 to, but excluding, June 1, 2023. From and including June 1, 2023 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 288.4 basis points.  The notes qualify as Tier II capital of the Company.

NOTE 10 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of June 30, 2018, 84,747 options or shares of restricted stock have been granted under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of June 30, 2018 and changes in the Plan during the six months ended June 30, 2018 were as follows:

	June 30, 2018
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	228,318	$17.24
Granted	13,832	26.83
Exercised	(12,592)	16.42
Forfeited/expired	(8,484)	19.95
Outstanding, end of period	221,074	$17.78	$2,149
Options exercisable at period-end	169,507	$16.33	$1,893
Weighted-average fair value of options granted during the period (2)		$10.13

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the six months ended June 30, 2018  was as follows:

	June 30, 2018
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	41,217	$18.35
Granted	6,611	27.15
Vested	(14,615)	15.40
Forfeited/expired	(2,521)	25.89
Outstanding, end of period	30,692	$21.04

	June 30, 2018
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	8,691	$25.53
Granted	9,840	27.46
Issued	(3,384)	23.66
Forfeited/expired	—	—
Outstanding, end of period	15,147	$27.20

For the six months ended June 30, 2018 and 2017, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $259 thousand and $239 thousand, respectively.

As of June 30, 2018, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.8 million and is expected to be recognized over a weighted average period of 1.9 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of June 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2018, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2018
Total Capital (to risk weighted assets):
Consolidated	$203,514	15.57%	$129,089	9.875%	Not applicable
Bank	196,357	15.03%	129,026	9.875%	$130,659	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	158,695	12.14%	102,944	7.875%	Not applicable
Bank	180,706	13.83%	102,894	7.875%	104,527	8.00%
Tier 1 Capital (to average assets):
Consolidated	158,695	10.66%	59,549	4.00%	Not applicable
Bank	180,706	12.15%	59,511	4.00%	74,388	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	135,138	10.34%	83,336	6.375%	Not applicable
Bank	180,706	13.83%	83,295	6.375%	84,928	6.50%

December 31, 2017
Total Capital (to risk weighted assets):
Consolidated	$165,174	13.08%	$116,775	9.25%	Not applicable
Bank	161,375	12.79%	116,719	9.25%	$126,183	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	151,363	11.99%	91,526	7.25%	Not applicable
Bank	147,564	11.69%	91,483	7.25%	100,946	8.00%
Tier 1 Capital (to average assets):
Consolidated	151,363	11.03%	54,914	4.00%	Not applicable
Bank	147,564	10.76%	54,875	4.00%	68,594	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	127,840	10.13%	72,590	5.75%	Not applicable
Bank	147,564	11.69%	72,555	5.75%	82,019	6.50%
(a)	The ratios for June 30, 2018 and December 31, 2017 include a capital conservation buffer of 1.875% and 1.25%, respectively.

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

Derivative Instruments

The Company's derivative instruments consist of interest rate swaps, which are accounted for as cash flow hedges. The Company's derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
June 30, 2018
Securities available for sale:
U.S. government and agency securities	$—	$4,553	$—	$4,553
U.S. treasury Securities	—	2,493	—	2,493
Municipal securities	—	37,372	—	37,372
Mortgage-backed securities	—	143,087	—	143,087
Derivative instruments, interest rate swaps	—	51	—	51
Total assets at fair value	$—	$187,556	$—	$187,556
December 31, 2017
Securities available for sale:
U.S. government and agency securities	$—	$—	$—	$—
Municipal securities	—	26,634	—	26,634
Mortgage-backed securities	—	70,744	—	70,744
Total assets at fair value	$—	$97,378	$—	$97,378

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
June 30, 2018
Impaired loans	$—	$—	$47,082	$3,646
Other real estate owned	—	—	9,004	104
Total assets at fair value	$—	$—	$56,086	$3,750
December 31, 2017
Impaired loans	$—	$—	$33,002	$1,436
Other real estate owned	—	—	4,962	905
Total assets at fair value	$—	$—	$37,964	$2,341

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

June 30, 2018
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	3%-39% (20%)

December 31, 2017
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	0%-39% (14%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	June 30,		December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$81,044	$81,044	$66,771	$66,771	1
Securities available for sale	187,505	187,505	126,030	126,030	2
FHLB Stock	3,354	3,354	4,138	4,138	2
Loans, net of allowance for loan losses	1,166,395	1,160,060	1,135,704	1,135,861	3
Loans held for sale	11,468	11,468	6,575	6,575	3
Accrued interest receivable	4,874	4,874	3,793	3,793	2
Loan servicing rights	9,087	12,872	8,950	12,194	3
Derivative instruments, interest rate swaps	51	51	—	—	2
Financial liabilities:
Deposits:
Time	834,102	826,471	706,500	709,219	3
Other deposits	376,329	362,117	403,577	401,503	1
Other borrowings	841	841	1,299	1,299	3
Advances from FHLB	108,200	107,007	121,500	121,793	3
Subordinated debentures	44,725	44,725	15,523	15,523	3
Accrued interest payable	2,699	2,699	2,389	2,389	2

NOTE 13 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Balance, beginning of period	$9,379	$6,995	$4,962	$3,161
Assets foreclosed	1,687	—	6,104	4,512
Write-down of other real estate owned	(104)	(78)	(104)	(78)
Net gain on sales of other real estate owned	149	27	149	402
Proceeds from sale of other real estate owned	(2,107)	(27)	(2,107)	(1,080)
Balance, end of period	$9,004	$6,917	$9,004	$6,917

Expenses (income) applicable to other real estate owned included in non-interest expense include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net gain on sales of other real estate owned	$(149)	$(27)	$(149)	$(402)
Write-down of other real estate owned	104	78	104	78
Operating expenses, net of rental income	108	25	216	69
	$63	$76	$171	$(255)

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

On June 15, 2018, the Company executed an interest rate swap to manage interest rate risk on two sets of its trust preferred securities.  This derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.  This instrument is designated as a cash flow hedge as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with three month LIBOR advances.  The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

As of June 30, 2018, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million.  Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $98 thousand was recognized in accumulated other comprehensive income for the six months ended June 30, 2018, and there was no ineffective portion of this hedge.  There were no interest rate swaps designated as a cash flow hedge outstanding at December 31, 2017.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contains language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $150 thousand of cash as collateral to the counterparty as of June 30, 2018.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.

On August 1, 2018, ABS 1, LLC purchased a plot of land in Appleton, Wisconsin for $1.3 million.  Company intends to construct a new branch on the land, and relocate the existing Appleton location, which is currently being leased, late in 2019.

There were no other significant events or transactions occurring after June 30, 2018, but prior to August 8, 2018, that provided additional evidence about conditions that existed at June 30, 2018.

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

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	adverse changes in the economic conditions of our market area and of the agriculture market generally, dairy in particular;
•	adverse changes in the financial services industry and national and local real estate markets (including real estate values);
•	competition among depository and other financial institutions;
•	risks related to a high concentration of dairy-related collateral located in our market area;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
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

•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	any negative perception of our reputation or financial strength;
•	our ability to raise additional capital on acceptable terms when needed;
•	changes in laws or government regulations or policies affecting financial institutions, including increased costs of compliance with such laws and regulations;
•	changes in accounting policies and practices;
•	our ability to retain key members of our senior management team;
•	the failure or security breaches of computer systems on which we depend;
•	the ability of key third-party service providers to perform their obligations to us;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers;
•	each of the factors and risks identified in the “Risk Factors” section included under Item 1A. of Part I of our most recent Annual Report on Form 10-K.

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

Overview

County Bancorp, Inc. is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our primary activities consist of operating through our wholly owned subsidiary bank, Investors Community Bank, headquartered in Manitowoc, Wisconsin, and providing a wide range of banking and related business services through the Bank and our other subsidiaries.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, and residential real estate loans.  Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets, earnings per share, and ratio of non-performing assets to total assets.  We also utilize non-GAAP metrics, such as efficiency ratio, return on average common shareholders’ equity, tangible book value per share, and tangible common equity to tangible assets, to evaluate the Company’s performance.  We are required to maintain appropriate regulatory leverage and risk-based capital ratios.

Operational Overview

•

Net income for the three months ended June 30, 2018 was $3.9 million compared to $2.1 million for the three months ended June 30, 2017, and $7.9 million for six months ended June 30, 2018 compared to $4.7 million for the six months ended June 30, 2017.

•	Net interest income increased by $1.8 million from $18.8 million for the six months ended June 30, 2017, to $20.6 million for the six months ended June 30, 2018.
•	Total loans were $1.2 billion at June 30, 2018 compared to $1.1 billion at December 31, 2017, and $1.1 billion at June 30, 2017, an increase of 2.8% and 9.8%, respectively.
•

In addition to on-balance sheet loan growth, participated loans that we continue to service totaled $628.4 million at June 30, 2018, an increase of $27.8 million, or 4.6%, since December 31, 2017, and an increase of $39.5 million, or 6.7%, since June 30, 2017.

•	Non-performing assets increased $18.8 million since December 31, 2017 to $34.9 million at June 30, 2018, an increase of 116.5%, and have increased $16.0 million, or 84.4%, since June 30, 2017.

Selected Financial Data

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	December 31, 2017
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$15,763	$12,952	$30,456	$25,088	$53,052
Interest expense	5,425	3,395	9,848	6,333	14,167
Net interest income	10,338	9,557	20,608	18,755	38,885
Provision for loan losses	533	1,524	630	2,285	2,330
Net interest income after provision for loan losses	9,805	8,033	19,978	16,470	36,555
Non-interest income	2,316	1,856	4,356	3,572	7,653
Non-interest expense	6,937	6,641	13,722	12,536	25,992
Income tax expense	1,334	1,190	2,708	2,816	7,791
Net income	$3,850	$2,058	$7,904	$4,690	$10,425

Per Common Share Data:
Basic earnings per common share	$0.56	$0.30	$1.15	$0.68	$1.52
Diluted earnings per common share	$0.55	$0.29	$1.14	$0.68	$1.49
Cash dividends per common share	$0.07	$0.06	$0.14	$0.12	$0.24
Book value per share, end of period	$20.63	$19.31	$20.63	$19.31	$19.93
Tangible book value per share, end of period (1)	$19.77	$18.38	$19.77	$18.38	$19.04
Weighted average common shares - basic	6,690,568	6,629,235	6,684,399	6,612,591	6,635,383
Weighted average common shares - diluted	6,769,936	6,714,193	6,761,917	6,701,578	6,746,846
Common shares outstanding, end of period	6,693,447	6,641,159	6,693,447	6,641,159	6,673,381

Selected Balance Sheet Data (at period end):
Total assets	$1,518,877	$1,286,634	$1,518,877	$1,286,634	$1,397,045
Securities available-for-sale	187,505	115,148	187,505	115,148	126,030
Total loans	1,181,524	1,075,668	1,181,524	1,075,668	1,148,951
Allowance for loan losses	(15,129)	(13,503)	(15,129)	(13,503)	(13,247)
Total deposits	1,210,431	993,663	1,210,431	993,663	1,110,077
Other borrowings and FHLB advances	109,041	134,743	109,041	134,743	122,799
Subordinated debentures	44,725	15,487	44,725	15,487	15,523
Total shareholders' equity	146,082	136,254	146,082	136,254	140,986

Performance Ratios:
Return on average assets	1.04%	0.65%	1.09%	0.75%	0.80%
Return on average common shareholders' equity (1)	10.96%	6.15%	11.39%	7.13%	7.77%
Equity to assets ratio	9.62%	10.59%	9.62%	10.59%	10.09%
Net interest margin	2.87%	3.13%	2.91%	3.10%	2.89%
Interest rate spread	2.61%	2.92%	2.67%	2.90%	3.11%
Non-interest income to average assets	0.62%	0.59%	0.60%	0.57%	0.59%
Non-interest expense to average assets	1.86%	2.11%	1.89%	2.01%	2.01%
Net overhead ratio (2)	1.24%	1.52%	1.29%	1.43%	1.42%
Efficiency ratio (1)	55.18%	57.74%	55.15%	57.60%	54.63%
Dividend payout ratio	12.73%	20.69%	12.28%	17.65%	16.11%

Asset Quality Ratios:
Non-performing loans to total loans	2.23%	1.15%	2.23%	1.15%	1.01%
Allowance for loan losses to:
Total loans	1.28%	1.26%	1.28%	1.26%	1.15%
Non-performing loans	57.51%	108.79%	57.51%	108.79%	114.60%
Net charge-offs (recoveries) to average loans	0.00%	0.14%	(0.11)%	0.14%	0.16%
Non-performing assets to total assets (3)	2.30%	1.47%	2.30%	1.47%	1.15%

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	December 31, 2017
	(unaudited)		(unaudited)
Capital Ratios:
Shareholders' common equity to assets	9.09%	9.97%	9.09%	9.97%	9.52%
Total risk-based capital	15.57%	12.93%	15.57%	12.93%	13.08%
Leverage ratio	10.66%	11.25%	10.66%	11.25%	11.03%
Tangible common equity to tangible assets (1)	8.75%	9.53%	8.75%	9.53%	9.13%
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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	December 31, 2017
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$6,937	$6,641	$13,722	$12,536	$25,992
Less: net gain (loss) on sales and write-downs of OREO	45	(51)	45	324	(552)
Adjusted non-interest expense (non-GAAP)	$6,982	$6,590	$13,767	$12,860	$25,440

Net interest income	$10,338	$9,557	$20,608	$18,755	$38,885
Non-interest income	2,316	1,856	4,356	3,572	7,653
Less: net loss on sales of securities	—	—	—	—	31
Operating revenue	$12,654	$11,413	$24,964	$22,327	$46,569
Efficiency ratio	55.18%	57.74%	55.15%	57.60%	54.63%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	December 31, 2017
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	10.63%	6.04%	11.02%	6.94%	7.58%
Effect of excluding average preferred shareholders' equity	0.33%	0.11%	0.37%	0.19%	0.19%
Return on average common shareholders' equity	10.96%	6.15%	11.39%	7.13%	7.77%

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of intangible assets that are unrelated to our core business.

	Six Months Ended		Year Ended
	June 30, 2018	June 30, 2017	December 31, 2017
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$138,082	$128,254	$132,986
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	701	1,165	919
Tangible common equity	$132,343	$122,051	$127,029
Common shares outstanding	6,693,447	6,641,159	6,673,381
Tangible book value per share	$19.77	$18.38	$19.04

Total assets	$1,518,877	$1,286,634	$1,397,045
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	701	1,165	919
Tangible assets	$1,513,138	$1,280,431	$1,391,088
Tangible common equity to tangible assets	8.75%	9.53%	9.13%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 8.2% to $10.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily attributable to loan growth of 9.8% between the same periods partially offset by an increase in interest expense on time deposits.  Since June 30, 2017, the Board of Governors of the Federal Reserve System increased interest rates three different times, which caused the increase of our average rate of interest-bearing deposits to 1.67% for the three months ended June 30, 2018 compared to 1.28% for the three months ended June 30, 2017.

Interest income increased to $15.8 million for the second quarter of 2018 compared to $13.0 million for the second quarter of 2017 primarily as the result of increased volume of loans and an increase in loan yield from 4.63% for the second quarter of 2017 to 4.84% for the second quarter of 2018.  The increase in interest income was partially offset by an increase in interest expense from $3.4 million for the second quarter of 2017 to $5.4 million for the second quarter of 2018, which was the result of both an increase in the volume of deposits and borrowings and an increase in the rates paid on each between the two periods.

Non-interest income for the three months ended June 30, 2018 increased 24.8% to $2.3 million from $1.9 million for the three months ended June 30, 2017, primarily as a result of an increase in loan servicing fees due to higher volumes of loans being serviced.  Non-interest expense increased 4.5% to $6.9 million for the three months ended June 30, 2018 compared to $6.6 million for the same period in 2017.  This increase was primarily the result of additional occupancy and information processing expenses directly related to our new headquarters that was purchased late in the first quarter of 2018, as well as increases in employee compensation and benefits and write-down of OREO.

For the six months ended June 30, 2018, net interest income was $20.6 million, an increase of $1.8 million, or 9.9%, from the six months ended June 30, 2017. Interest income increased to $30.4 million for the first two quarters of 2018, compared to $25.1 million from the first two quarters of 2017, primarily as a result of increased volume of loans and an increase in loan yield.  Interest expense increased to $9.8 million for the six months ended June 30, 2018 from $6.3 million from the six months ended June 30, 2017.   Non-interest income increased to $4.4 million for the first two quarters of 2018, which represents a 21.9% increase from the six months ended June 30, 2017, primarily from the previously discussed increase in secondary market loan sales.  Non-interest expense increased to $13.7 million for the six months ended June 30, 2018, which is an increase of $1.2 million, or 9.5%, from the six months ended June 30, 2017.  This increase was primarily related to increases in employee compensation and benefits.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.  The following tables reflect the components of net interest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$158,260	$996	2.52%	$113,453	$544	1.92%
Loans (2)	1,187,719	14,367	4.84%	1,064,808	12,328	4.63%
Interest bearing deposits due from other banks	100,646	400	1.59%	44,218	80	0.72%
Total interest-earning assets	$1,446,625	$15,763	4.36%	$1,222,479	$12,952	4.24%

Allowance for loan losses	(14,918)			(14,162)
Other assets	57,878			52,639
Total assets	$1,489,585			$1,260,956

Liabilities
Savings, NOW, money market, interest checking	$279,958	$789	1.13%	$235,196	$370	0.63%
Time deposits	819,037	3,811	1.86%	643,236	2,436	1.51%
Total interest-bearing deposits	$1,098,995	$4,600	1.67%	$878,432	$2,806	1.28%
Other borrowings	1,167	14	4.79%	1,605	23	5.73%
FHLB advances	117,327	473	1.61%	131,102	441	1.35%
Junior subordinated debentures	25,547	338	5.29%	15,470	125	3.23%
Total interest-bearing liabilities	$1,243,036	$5,425	1.75%	$1,026,609	$3,395	1.32%

Non-interest bearing deposits	93,876			89,930
Other liabilities	7,829			8,162
Total liabilities	$1,344,741			$1,124,701

Shareholders' equity	144,844			136,255
Total liabilities and equity	$1,489,585			$1,260,956

Net interest income		$10,338			$9,557
Interest rate spread (3)			2.61%			2.92%
Net interest margin (4)			2.87%			3.13%
Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.19
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$147,553	$1,785	2.42%	$116,139	$1,065	1.83%
Loans (2)	1,180,294	28,057	4.75%	1,054,131	23,882	4.53%
Interest bearing deposits due from other banks	87,012	614	1.41%	40,607	141	0.69%
Total interest-earning assets	$1,414,859	$30,456	4.31%	$1,210,877	$25,088	4.14%

Allowance for loan losses	(14,323)			(13,604)
Other assets	52,395			52,766
Total assets	$1,452,931			$1,250,039

Liabilities
Savings, NOW, money market, interest checking	$278,889	$1,448	1.04%	$246,638	$725	0.59%
Time deposits	783,202	6,948	1.77%	627,046	4,518	1.44%
Total interest-bearing deposits	$1,062,091	$8,396	1.58%	$873,684	$5,243	1.20%
Other borrowings	1,226	30	4.94%	1,734	51	5.88%
FHLB advances	119,187	941	1.58%	123,860	794	1.28%
Junior subordinated debentures	20,566	481	4.68%	15,470	245	3.17%
Total interest-bearing liabilities	$1,203,070	$9,848	1.64%	$1,014,748	$6,333	1.24%

Non-interest bearing deposits	98,728			91,626
Other liabilities	7,698			8,500
Total liabilities	$1,309,496			$1,114,874

Shareholders' equity	143,435			135,165
Total liabilities and equity	$1,452,931			$1,250,039

Net interest income		$20,608			$18,755
Interest rate spread (3)			2.67%			2.90%
Net interest margin (4)			2.91%			3.10%
Ratio of interest-earning assets to interest -bearing liabilities	1.18			1.19

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2018 v. 2017
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$252	$200	$452
Loans	1,469	570	2,039
Federal funds sold and interest-bearing deposits with banks	166	154	320
Total interest income	1,887	924	2,811
Interest Expense:
Savings, NOW, money market and interest checking	81	338	419
Time deposits	749	626	1,375
Other borrowings	(6)	(3)	(9)
FHLB advances	(36)	68	32
Junior subordinated debentures	155	58	213
Total interest expense	943	1,087	2,030
Net interest income	$944	$(163)	$781

	Six Months Ended June 30, 2018 v. 2017
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)

Interest Income:
Investment securities	$331	$389	$720
Loans	2,958	1,217	4,175
Federal funds sold and interest-bearing deposits with banks	248	225	473
Total interest income	3,537	1,831	5,368
Interest Expense:
Savings, NOW, money market and interest checking	105	618	723
Time deposits	1,260	1,170	2,430
Other borrowings	(14)	(7)	(21)
FHLB advances	(28)	175	147
Junior subordinated debentures	155	81	236
Total interest expense	1,478	2,037	3,515
Net interest income	$2,059	$(206)	$1,853

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $0.5 million for the three months ended June 30, 2018 compared to a provision of $1.5 million for the three months ended June 30, 2017.  The decreased provision is primarily the result of a $1.5 million charge-off that took place during the second quarter of 2017, and an improvement in historical charge off factors primarily due to the $1.2 million recovery that took place during the first quarter of 2018. During the second quarter of 2018, we charged off $28 thousand in loans, and recovered $12 thousand in loans that had been previously written-off.

For the six months ended June 30, 2018, the provision for loan losses was $0.6 million compared to $2.3 million for the six months ended June 30, 2017, primarily as the result of net charge-offs in the first six months of 2017 of $1.4 million and net recoveries of $1.3 million during the first half of 2018.  The specific reserve related to impaired loans increased 405.0% from $0.7 million at June 30, 2017 to $3.6 million at June 30, 2018. In addition, non-performing assets have increased $16.1 million since June 30, 2017 to $34.9 million at June 30, 2018.  This increase in non-performing assets is primarily due to continued volatility in dairy market pricing, which has been further complicated by recent tariff discussions in Washington, D.C. and the response to such tariffs by other countries, which have affected our agricultural borrowers.  We anticipate additional stress in our agricultural portfolio for the remainder of the year, however, management believes this increased risk is adequately captured by the existing agriculture qualitative factors.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, however, due to the increase in nonperforming loans, management did increase the qualitative factor to loans that migrate to nonperforming. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $15.1 million, or 1.28% of total loans, was appropriate as of June 30, 2018.  This is compared to an allowance for loan losses of $13.5 million, or 1.26% of total loans, at June 30, 2017, and $13.2 million, or 1.15% of total loans, at December 31, 2017.

Non-Interest Income

Non-interest income for the three months ended June 30, 2018 increased by 24.8% from the three months ended June 30, 2017 from $1.9 million to $2.3 million.  The increase was primarily the result of an increase in loan servicing fees of $0.3 million due to a higher volume of loans serviced as we work through the Farm Service Agency procedural changes that went into effect in early 2017.

For the six months ended June 30, 2018, non-interest income increased $0.8 million, or 21.9%, to $4.4 million from $3.6 million for the six months ended June 30, 2017, primarily due to an increase in loan servicing fees as discussed above.

Loan servicing rights are included in loan servicing fees in our consolidated statement of operations.  The following table reflects the components of non-interest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Service charges	$445	$399	$810	$724
Gain on sale of loans, net	45	24	77	49
Loan servicing fees	1,486	1,437	2,938	2,847
Loan servicing rights	127	(167)	137	(372)
Income on other real estate owned	45	20	77	38
Other	168	143	317	286
Total non-interest income	$2,316	$1,856	$4,356	$3,572

Non-Interest Expense

Non-interest expense increased 4.5% for the three months ended June 30, 2018 to $6.9 million compared to $6.6 million for the three months ended June 30, 2017. The increase is primarily the result of an increase in occupancy and information processing expenses that are directly related to our new headquarters that was purchased late in the first quarter of 2018 as well as increased employee compensation and benefits.  In addition, other non-interest expense in the second quarter of 2017 was negatively impacted by a $0.3 million loss on the sale of our old Green Bay branch that was not recurring in 2018.

For the six months ended June 30, 2018, non-interest expense increased by 9.5% to $13.7 million from $12.5 million for the six months ended June 30, 2017. In addition to the items noted above, a decrease in gains from the sale of OREO contributed to the increase year-over-year.

The following table reflects the components of our non-interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Employee compensation and benefits	$4,114	$3,833	$8,332	$7,890
Occupancy	278	180	482	357
Information processing	529	397	994	759
Professional fees	359	423	674	837
Business development	260	286	559	456
FDIC Assessment	208	96	365	188
Other real estate owned expenses	152	44	292	107
Write-down of other real estate owned	104	78	104	78
Net gain on other real estate owned	(149)	(27)	(149)	(402)
Depreciation and amortization	324	323	638	666
Other	758	1,008	1,431	1,600
Total non-interest expense	$6,937	$6,641	$13,722	$12,536

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

Income tax expense for the six months ended June 30, 2018 and 2017 was $2.7 million and $2.8 million, respectively, which represents an effective tax rate of 25.5% and 37.5%, respectively.  Our effective tax rate in the first two quarters of 2018 benefited from the reduction of the federal corporate income tax rate from 35% in 2017 to 21% in 2018 as a result of the 2017 Tax Act which was enacted in December 2017.

Financial Condition

Total assets increased $121.8 million, or 8.7%, from $1.4 billion at December 31, 2017 to $1.5 billion at June 30, 2018.  Total loan growth amounted to $32.6 million, a 2.8% increase, since December 31, 2017. Other significant changes from December 31, 2017 to June 30, 2018 included a $14.3 million increase to cash and cash equivalents, an increase in securities available-for-sale of $61.5 million, an increase in premises and equipment net of $4.9 million as the result of a building purchase in the first quarter of

2018 that we anticipate using for the purpose of relocating our Manitowoc corporate headquarters in the third quarter of 2018, and an increase in other real estate owned of $4.0 million.

Total liabilities increased $116.7 million, or 9.3%, from $1.3 billion at December 31, 2017 to $1.4 billion at June 30, 2018.  This increase is primarily attributed to increased deposits of $100.4 million associated with our increased loan demand and the $30.0 million subordinated note purchase agreement that was entered into on May 30, 2018.

Shareholders’ equity increased $5.1 million, or 3.6%, to $146.1 million at June 30, 2018 from $141.0 million at December 31, 2017.  This increase was due primarily to net income for the six months ended June 30, 2018 of $7.9 million, and the exercise of 12,592 stock options during the first half of 2018, which were partially offset by the payment of $0.9 million of dividends on common stock and increase in accumulated other comprehensive loss during six months ended June 30, 2018.

Net Loans

Total net loans increased by $30.7 million, or 2.7%, to $1.2 billion at June 30, 2018 from December 31, 2017.  This increase was driven primarily by agricultural loans growing $16.0 million, or 2.3%, and an increase in multi-family loans (classified as residential real estate loans below) of $16.0 million, or 29.0%, during the first six months of 2018.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$702,426	59.5%	$686,430	59.7%
Commercial real estate loans	289,184	24.5%	292,704	25.5%
Commercial loans	118,425	10.0%	114,332	10.0%
Residential real estate loans	71,150	6.0%	55,138	4.8%
Installment and consumer other	339	0.0%	347	0.0%
Total gross loans	$1,181,524	100.0%	$1,148,951	100.0%
Allowance for loan losses	(15,129)		(13,247)
Loans, net	$1,166,395		$1,135,704

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

At June 30, 2018 and December 31, 2017, the allowance for loan losses was $15.1 million and $13.2 million, respectively, which resulted in a ratio of the allowance to total loans of 1.28% and 1.15%, respectively.  The overall increase in the allowance for loan losses was the result of organic loan growth and a $2.2 million increase in specific reserve related to impaired loans.  In addition, a $1.4 million impairment on an agricultural loan relationship in the first quarter of 2018 was partially offset by the large loan recovery as discussed earlier.

Charge-offs and recoveries by loan category for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Balance, beginning of period	$14,612	$13,428	$13,247	$12,645
Loans charged off:
Agriculture loans	—	—	—	—
Commercial real estate loans	—	575	42	575
Commercial loans	—	900	—	917
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total loans charged off	$—	$1,475	$42	$1,492
Recoveries:
Agriculture loans	—	1	1	1
Commercial real estate loans	11	23	1,251	36
Commercial loans	(27)	2	41	28
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	1	—
Total recoveries	(16)	26	1,294	65
Net loans charged-off (recovered)	$16	$1,449	$(1,252)	$1,427
Provision for loan losses	533	1,524	630	2,285
Allowance for loan losses, end of period	$15,129	$13,503	$15,129	$13,503

Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	0.00%	0.14%	(0.11)%	0.14%
Allowance for loan losses to total loans (end of period)	1.28%	1.26%	1.28%	1.26%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	32.83%	57.57%	32.83%	57.57%

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

Information about the loan servicing portfolio is shown below:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Total loans	$1,181,524	$1,148,951
Less: Nonqualified loan sales included below	(841)	(1,258)
Loans serviced:
Agricultural	596,700	575,328
Commercial	30,761	22,102
Commercial real estate	974	3,236
Total loans serviced	628,435	600,666
Total loans and loans serviced	$1,809,118	$1,748,359

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities and U.S. treasury securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $187.5 million at June 30, 2018 from $126.0 million at December 31, 2017.  During the six months ended June 30, 2018, we recognized unrealized holding losses of $3.5 million before income taxes through other comprehensive income.

There were no security sales during the six months ended June 30, 2018 or June 30, 2017.

The following table sets forth the amortized cost and fair values of our securities portfolio at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
U.S. government and agency securities	$4,599	$4,553	$4,874	$4,956
U.S. treasury securities	2,496	2,493	—	—
Municipal securities	38,090	37,372	33,949	33,765
Mortgage-backed securities	146,162	143,087	88,242	87,309
Total available for sale	$191,347	$187,505	$127,065	$126,030

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

Deposits grew 9.0% to $1.2 billion at June 30, 2018 from $1.1 billion at December 31, 2017.  Core deposit generation increased $29.7 million during the second quarter of 2018.  The core deposit strategies we implemented during the fourth quarter of 2017 are generating results and are expected to continue to show improvement for the remainder of 2018.

We also supplement our deposit needs by obtaining brokered deposits on an as-needed basis.  Brokered deposits and national certificates of deposit at June 30, 2018 were $507.5 million, which was an increase of $82.5 million, or 19.4%, from December 31, 2017, and an increase of $122.9 million, or 32.0%, from June 30, 2017.

As of June 30, 2018 and December 31, 2017, the distribution by type of deposit account was as follows:

	June 30, 2018		December 31, 2017
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$95,459	7.8%	$125,584	11.3%
NOW accounts and interest checking	51,674	4.3%	51,613	4.6%
Savings	6,833	0.6%	6,751	0.6%
Money market accounts	204,332	16.9%	199,118	18.0%
Time deposits	344,619	28.5%	302,004	27.2%
Brokered deposits	323,561	26.7%	282,616	25.5%
National time deposits	183,953	15.2%	142,391	12.8%
Total deposits	$1,210,431	100.0%	$1,110,077	100.0%

Derivative Activities

On June 15, 2018, the Company executed an interest rate swap to manage interest rate risk on two sets of its trust preferred securities.  This derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. This instrument is designated as a cash flow hedge as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with three month LIBOR advances. The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

As of June 30, 2018, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized loss of $98 thousand was recognized in accumulated other comprehensive income during the six months ended June 30, 2018, with a corresponding amount reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.  There were no interest rate swaps designated as a cash flow hedge outstanding at December 31, 2017.

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

At June 30, 2018, advances from the FHLB were $108.2 million compared to $121.5 million at December 31, 2017.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago.  The Company also has a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line of credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line of credit also bears a non-usage fee of 0.275% per annum.  The line of credit did not have an outstanding balance as of June 30, 2018.

On May 30, 2018, the Company entered into a subordinated note purchase agreement to sell and issue $30.0 million of notes to certain institutional investors.  The notes carry a fixed interest rate of 5.875% until May 31, 2023, and have a stated maturity of June 1, 2028.  As of June 1, 2023, the notes are redeemable in whole or in part, and bear an interest rate of 3-month LIBOR plus 288.4 basis points.  The notes are unsecured, subordinated obligations of the Company and rate junior in right of payment to the Company’s current and future senior indebtedness.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2018, compared to net cash used in operating activities of $1.0 million for the six months ended June 30, 2017.  Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $104.7 million and $46.3 million for the six months ended June 30, 2018 and 2017, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances was $114.8 million and $40.5 million for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $180.7 million, or 12.15% of adjusted average total assets, which is above the minimum level to be well-capitalized of $74.4 million, or 5.0% of adjusted average total assets, and total risk-based capital of $196.4 million, or 15.03% of risk-weighted assets, which is above the minimum level to be well-capitalized of $130.7 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At June 30, 2018, there were $93.7 million of retained earnings available for the payment of dividends by the Bank to the holding company.  Management believed liquidity to be sufficient as of June 30, 2018.

Off-Balance Sheet Arrangements

On June 15, 2018, the Company executed an interest rate swap to manage interest rate risk on two sets of its trust preferred floating rate securities.  The swaps converted the interest rate paid on one set of trust preferred securities from a floating rate, reset quarterly, of three month LIBOR plus 1.53% (currently 3.85%) to a fixed rate of 4.354% and for the other set, from a floating rate of three month LIBOR plus 1.69% (currently 4.01%) to a fixed rate of 4.514%.  Both swaps qualify for cash flow hedge accounting under ASC 815-20-25-3, so any market value adjustments will be marked to market through accumulated other comprehensive income, assuming the hedge remains highly effective through the life of the swaps.  The swaps mature on June 15, 2028.

As of June 30, 2018, there were no other significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning June 30, 2018 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$56,800	27.64%	$111,900	27.45%
+200 bps	50,900	14.38%	100,300	14.24%
+100 bps	47,700	7.19%	94,000	7.06%
Base	44,500	0.00%	87,800	0.00%
-100 bps	41,200	(7.42)%	80,900	(7.86)%
-200 bps	36,600	(17.75)%	70,700	(19.48)%

As of June 30, 2018, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Our economic value of equity analysis as of June 30, 2018 is set forth below. The impact on our economic value of equity under all scenarios referenced in the table below are within policy guidelines.

Rate Shift (1)	Economic Value of Equity	% Change
	(dollars in thousands)
+400 bps	$215,000	9.69%
+200 bps	210,000	7.14%
+100 bps	204,000	4.08%
Base	196,000	0.00%
-100 bps	183,000	(6.63)%
-200 bps	163,000	(16.84)%
(1)	The calculated changes assume an immediate and proportional shock of the static yield curve.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the following, there are no material changes to the risk factors set forth in “Risk Factors” in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

In recent months, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued and continue to threaten retaliatory tariffs against products from the United States, including agricultural products, and additional tariffs and retaliatory tariffs may be imposed in the future by these and other countries.  In particular, Mexico imposed retaliatory tariffs on cheese from the United States, among other goods. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products and dairy products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended June 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1

Indenture, dated May 30, 2018, by and between County Bancorp, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of County Bancorp’s current report on Form 8-K filed on May 30, 2018)

4.2	Forms of 5.875% Fixed to Floating Rate subordinated Note due June 1, 2025 (included as Exhibit A-1 and Exhibit A-2 to the Indenture incorporated by reference as Exhibit 4.1 hereto)

10.1

Form of Subordinated Note Purchase Agreement, dated May 30, 2018, by and among County Bancorp, Inc. and the Purchasers (Incorporated by reference to Exhibit 10.1 of County Bancorp’s current report on Form 8-K filed on May 30, 2018)

10.2

Form of Registration Rights Agreement, dated May 30, 2018, by and among County Bancorp, Inc. and the Purchasers (Incorporated by reference to Exhibit 10.2 of County Bancorp’s current report on Form 8-K filed on May 30, 2018)

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

County Bancorp, Inc.

Date: August 8, 2018	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: August 8, 2018	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)