Form 10-Q
period 2018-09-30
County Bancorp, Inc.
filed 2018-11-08
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 001-36808

COUNTY BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1850431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 South 44th Street Manitowoc, WI	54221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 686-9998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2018, the registrant had 6,697,050 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(Unaudited)

	September 30, 2018	December 31, 2017
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$49,996	$66,771
Securities available-for-sale, at fair value	190,185	126,030
FHLB Stock, at cost	3,238	4,138
Loans held for sale	13,770	6,575
Loans, net of allowance for loan losses of $16,143 as of September 30, 2018; $13,247 as of December 31, 2017	1,186,794	1,135,704
Premises and equipment, net	16,094	9,662
Loan servicing rights	9,041	8,950
Other real estate owned, net	8,249	4,962
Cash surrender value of bank owned life insurance	17,728	17,389
Deferred tax asset, net	5,348	3,265
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $1,198 as of September 30, 2018; $882 as of December 31, 2017	603	919
Accrued interest receivable and other assets	8,884	7,642
Total assets	$1,514,968	$1,397,045

LIABILITIES
Deposits:
Noninterest-bearing	$103,862	$125,584
Interest-bearing	1,104,922	984,493
Total deposits	1,208,784	1,110,077
Other borrowings	838	1,299
Advances from FHLB	102,400	121,500
Subordinated debentures	44,663	15,523
Accrued interest payable and other liabilities	10,296	7,660
Total liabilities	1,366,981	1,256,059

SHAREHOLDERS' EQUITY
Preferred stock-variable rate, non-cumulative, nonparticipating, $1,000 stated value; 15,000 shares authorized; 8,000 shares issued at September 30, 2018 and December 31, 2017	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,137,924 shares issued and 6,694,230 shares outstanding at September 30, 2018; 7,112,962 shares issued and 6,673,381 shares outstanding at December 31, 2017	28	28
Surplus	52,834	52,230
Retained earnings	96,225	86,385
Treasury stock, at cost; 443,694 shares at September 30, 2018; 439,581 shares at December 31, 2017	(5,030)	(5,030)
Accumulated other comprehensive loss	(4,070)	(627)
Total shareholders' equity	147,987	140,986
Total liabilities and shareholders' equity	$1,514,968	$1,397,045

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$15,113	$13,070	$43,170	$36,952
Taxable securities	945	461	2,559	1,346
Tax-exempt securities	344	82	515	262
Federal funds sold and other	249	102	863	243
Total interest and dividend income	16,651	13,715	47,107	38,803

INTEREST EXPENSE
Deposits	4,980	3,108	13,376	8,351
FHLB advances and other borrowed funds	411	511	1,382	1,356
Subordinated debentures	656	135	1,137	380
Total interest expense	6,047	3,754	15,895	10,087
Net interest income	10,604	9,961	31,212	28,716
Provision for loan losses	993	33	1,623	2,318
Net interest income after provision for loan losses	9,611	9,928	29,589	26,398
NON-INTEREST INCOME
Services charges	394	350	1,204	1,074
Gain on sale of loans, net	41	47	118	96
Loan servicing fees	1,475	1,563	4,550	4,038
Other	247	127	641	451
Total non-interest income	2,157	2,087	6,513	5,659
NON-INTEREST EXPENSE
Employee compensation and benefits	4,394	3,845	12,726	11,735
Occupancy	332	162	814	519
Information processing	529	450	1,523	1,209
Write-down of other real estate owned	81	7	185	85
Other	1,687	1,827	5,497	5,279
Total non-interest expense	7,023	6,291	20,745	18,827
Income before income taxes	4,745	5,724	15,357	13,230
Income tax expense	1,228	2,120	3,936	4,936
NET INCOME	$3,517	$3,604	$11,421	$8,294

NET INCOME PER SHARE:
Basic	$0.51	$0.53	$1.66	$1.21
Diluted	$0.50	$0.52	$1.65	$1.19
Dividends paid per share	$0.07	$0.06	$0.21	$0.18

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$3,517	$3,604	$11,421	$8,294
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(1,664)	(16)	(4,436)	563
Income tax benefit (expense)	356	6	950	(220)
Total other comprehensive income (loss) on securities available-for-sale	(1,308)	(10)	(3,486)	343
Unrealized gain on derivatives arising during the period	181	—	232	—
Income tax expense	(49)	—	(63)	—
Total other comprehensive gain on derivatives	132	—	169	—
Total other comprehensive income (loss)	(1,176)	(10)	(3,317)	343
Comprehensive income	$2,341	$3,594	$8,104	$8,637

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288
Net income	—	—	—	8,294	—	—	8,294
Other comprehensive income	—	—	—	—	—	343	343
Stock compensation expense, net of tax	—	—	393	—	—	—	393
Cash dividends declared on common stock	—	—	—	(1,194)	—	—	(1,194)
Cash dividends declared on preferred stock	—	—	—	(256)	—	—	(256)
Proceeds from exercise of common stock options (65,026 shares)	—	1	860	—	—	—	861
Balance at September 30, 2017	$8,000	$27	$51,806	$84,751	$(4,828)	$(27)	$139,729

Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986
Net income	—	—	—	11,421	—	—	11,421
Other comprehensive loss	—	—	—	—	—	(3,317)	(3,317)
Stock compensation expense, net of tax	—	—	350	—	—	—	350
Cash dividends declared on common stock	—	—	—	(1,405)	—	—	(1,405)
Cash dividends declared on preferred stock	—	—	—	(302)	—	—	(302)
Reclassification of stranded tax effects of rate change	—	—	—	126	—	(126)	—
Proceeds from exercise of common stock options (14,967 shares)	—	—	254	—	—	—	254
Balance at September 30, 2018	$8,000	$28	$52,834	$96,225	$(5,030)	$(4,070)	$147,987

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(dollars in thousands)
Cash flows from operating activities
Net income	$11,421	$8,294
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	846	744
Amortization of core deposit intangible	316	403
Amortization of subordinated debentures discount	82	55
Provision for loan losses	1,623	2,318
Realized loss on sales of securities available-for-sale	—	37
Realized gain on sales of other real estate owned	(177)	(363)
Write-down of other real estate owned	185	85
Realized loss (gain) on sales of premises and equipment	(1)	290
Increase in cash surrender value of bank owned life insurance	(339)	(326)
Deferred income tax expense (benefit)	(810)	45
Stock compensation expense, net	350	393
Net amortization of securities	645	685
Net change in:
Accrued interest receivable and other assets	(1,242)	(617)
Loans held for sale	(7,195)	(892)
Loan servicing rights	(91)	278
Accrued interest payable and other liabilities	2,719	(22)
Net cash provided by operating activities	8,332	11,407
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	16,990	22,757
Purchases of securities available-for-sale	(86,462)	(10,108)
Proceeds from sales of securities available-for-sale	—	3,389
Redemption of FHLB stock	900	1,379
Purchases of bank owned life insurance	—	(5,500)
Loan originations and principal collections, net	(58,817)	(102,231)
Proceeds from sales of premises and equipment	—	1,615
Purchases of premises and equipment	(7,277)	(2,428)
Proceeds from sales of other real estate owned	2,809	1,244
Net cash used in investing activities	(131,857)	(89,883)
Cash flows from financing activities
Net decrease in demand and savings deposits	(24,882)	(28,940)
Net increase in certificates of deposits	123,588	117,516
Net change in other borrowings	(461)	(800)
Proceeds from FHLB advances	84,000	192,660
Repayment of FHLB advances	(103,100)	(172,255)
Proceeds from issuance of subordinated debt	29,058	—
Proceeds from issuance of common stock	254	861
Dividends paid on preferred stock	(302)	(256)
Dividends paid on common stock	(1,405)	(1,194)
Net cash provided by financing activities	106,750	107,592
Net change in cash and cash equivalents	(16,775)	29,116
Cash and cash equivalents, beginning of period	66,771	42,679
Cash and cash equivalents, end of period	$49,996	$71,795

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,679	$9,841
Income taxes	$3,325	$5,050
Noncash investing activities:
Transfer from loans to other real estate owned	$6,104	$4,779
Loans charged off	$42	$1,492

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2018.  The results of operations for the three and nine months ended September 30, 2018 may not necessarily be indicative of the results to be expected for the year ending December 31, 2018, or for any other period.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to permit entities to better portray the economic results of their hedging strategies in their financial statements.  In addition, the amendments make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period.  The Company has chosen to early adopt this amendment in connection with the interest rate swap that commenced on June 15, 2018 with no material impact on its results of operation, financial position, or liquidity.

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

In June 2018, the FASB issued ASU 2018-07, Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the account for nonemployee share-based payment transactions for acquiring goods or services from nonemployees.  The amendment is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company early adopted this amendment as of January 1, 2018, and it did not have a significant impact on the Company's financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an additional and optional transition method with which to adopt the new leases standard.  The updated ASU allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The amendment is effective for the fiscal years beginning after December 15, 2018.  The Company is currently evaluating which transition method it will use when adopting the new standard.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 842) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which focuses on improving the effectiveness of disclosures in the notes to the financial statements.  The amendment is effective for the fiscal years beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  The Company is currently evaluating the effect this standard will have on the Company’s financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income from continuing operations	$3,517	$3,604	$11,421	$8,294
Less: preferred stock dividends	106	91	302	256
Income available to common shareholders for basic earnings per common share	$3,411	$3,513	$11,119	$8,038

Average number of common shares issued	7,357,350	7,333,799	7,352,425	7,327,268
Less: weighted average treasury shares	443,140	432,861	441,704	432,653
Less: weighted average nonvested equity incentive plan shares	219,611	256,638	222,885	271,338
Weighted average number of common shares outstanding	6,694,599	6,644,300	6,687,836	6,623,277
Effect of dilutive options	63,346	112,904	64,290	119,371
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,757,945	6,757,204	6,752,126	6,742,648

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of September 30, 2018 and December 31, 2017 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2018
U.S. government and agency securities	$4,483	$—	$(51)	$4,432
U.S. treasury securities	2,496	—	(12)	2,484
Municipal securities	37,422	—	(1,031)	36,391
Mortgage-backed securities	151,490	20	(4,632)	146,878
	$195,891	$20	$(5,726)	$190,185
December 31, 2017
U.S. government and agency securities	$4,874	$82	$—	$4,956
Municipal securities	33,949	56	(240)	33,765
Mortgage-backed securities	88,242	64	(997)	87,309
	$127,065	$202	$(1,237)	$126,030

The amortized cost and fair value of securities at September 30, 2018 and December 31, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
September 30, 2018
Due in one year or less	$8,208	$8,190
Due from one to five years	9,748	9,561
Due from five to ten years	9,962	9,711
Due after ten years	16,483	15,845
Mortgage-backed securities	151,490	146,878
	$195,891	$190,185
December 31, 2017
Due in one year or less	$7,990	$7,980
Due from one to five years	10,494	10,470
Due from five to ten years	11,482	11,494
Due after ten years	8,857	8,777
Mortgage-backed securities	88,242	87,309
	$127,065	$126,030

There were no security sales for the nine months ended September 30, 2018.  For the nine months ended September 30, 2017, proceeds from sale of securities available-for-sale were $3.4 million and the gross loss realized was $37,000.

At September 30, 2018 and December 31, 2017, no securities were pledged to secure the Federal Home Loan Bank (“FHLB”) advances besides FHLB stock of $3.2 million and $4.1 million, respectively.   At December 31, 2017, the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $8.6 million.  There were no securities pledged to secure the Federal Reserve Bank line of credit at September 30, 2018.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2018
U.S. government and agency securities	$4,432	$(51)	$—	$—	$4,432	$(51)
U.S. treasury securities	2,484	(12)	—	—	2,484	(12)
Municipal securities	31,424	(872)	3,967	(159)	35,391	(1,031)
Mortgage-backed securities	113,634	(3,001)	32,284	(1,631)	145,918	(4,632)
	$151,974	$(3,936)	$36,251	$(1,790)	$188,225	$(5,726)
December 31, 2017
Municipal securities	$25,280	$(224)	$1,354	$(16)	$26,634	$(240)
Mortgage-backed securities	54,278	(521)	16,466	(476)	70,744	(997)
	$79,558	$(745)	$17,820	$(492)	$97,378	$(1,237)

The unrealized losses on the investments at September 30, 2018 and December 31, 2017 was due to market conditions, as well as, normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

NOTE 4 – LOANS

The components of loans were as follows:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Agricultural loans	$714,310	$686,430
Commercial real estate loans	292,142	292,704
Commercial loans	125,004	114,332
Residential real estate loans	71,368	55,138
Installment and consumer other	113	347
Total gross loans	1,202,937	1,148,951
Allowance for loan losses	(16,143)	(13,247)
Net loans	$1,186,794	$1,135,704

As of September 30, 2018, the Bank pledged $146.7 million in loans to the Federal Reserve Bank of Chicago for an available line of credit.  There were no loans pledged as of December 31, 2017.

Changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 and 2017 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
September 30, 2018
Balance, beginning of year	$9,712	$1,978	$1,508	$47	$2	$13,247
Provision for loan losses	2,847	(1,262)	33	7	(2)	1,623
Loans charged off	—	(42)	—	—	—	(42)
Recoveries	1	1,261	52	—	1	1,315
Balance, end of period	$12,560	$1,935	$1,593	$54	$1	$16,143

September 30, 2017
Balance, beginning of year	$8,173	$2,762	$1,239	$470	$1	$12,645
Provision for loan losses	688	733	1,137	(241)	1	2,318
Loans charged off	—	(575)	(917)	—	—	(1,492)
Recoveries	43	80	31	—	—	154
Balance, end of period	$8,904	$3,000	$1,490	$229	$2	$13,625

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  September 30, 2018 and December 31, 2017:

	September 30, 2018
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,470	$9,090	$12,560
Commercial real estate loans	10	1,925	1,935
Commercial loans	766	827	1,593
Residential real estate loans	—	54	54
Installment and consumer other	—	1	1
Total ending allowance for loan losses	4,246	11,897	16,143
Loans:
Agricultural loans	52,444	661,866	714,310
Commercial real estate loans	2,238	289,904	292,142
Commercial loans	1,835	123,169	125,004
Residential real estate loans	—	71,368	71,368
Installment and consumer other	—	113	113
Total loans	56,517	1,146,420	1,202,937
Net loans	$52,271	$1,134,523	$1,186,794

	December 31, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,026	$8,686	$9,712
Commercial real estate loans	—	1,978	1,978
Commercial loans	410	1,098	1,508
Residential real estate loans	—	47	47
Installment and consumer other	—	2	2
Total ending allowance for loan losses	1,436	11,811	13,247
Loans:
Agricultural loans	28,744	657,686	686,430
Commercial real estate loans	2,465	290,239	292,704
Commercial loans	1,793	112,539	114,332
Residential real estate loans	—	55,138	55,138
Installment and consumer other	—	347	347
Total loans	33,002	1,115,949	1,148,951
Net loans	$31,566	$1,104,138	$1,135,704

The following table presents the aging of the recorded investment in past due loans at September 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
September 30, 2018
Agricultural loans	$2,671	$949	$8,252	$11,872	$702,438	$714,310
Commercial real estate loans	—	—	2,238	2,238	289,904	292,142
Commercial loans	—	35	625	660	124,344	125,004
Residential real estate loans	—	—	—	—	71,368	71,368
Installment and consumer other	4	—	—	4	109	113
Total	$2,675	$984	$11,115	$14,774	$1,188,163	$1,202,937

December 31, 2017
Agricultural loans	$476	$—	$6,819	$7,295	$679,135	$686,430
Commercial real estate loans	—	—	2,149	2,149	290,555	292,704
Commercial loans	1,064	—	642	1,706	112,626	114,332
Residential real estate loans	—	—	—	—	55,138	55,138
Installment and consumer other	—	—	—	—	347	347
Total	$1,540	$—	$9,610	$11,150	$1,137,801	$1,148,951

The following table lists information on nonaccrual, restructured, and certain past due loans at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$11,115	$9,610
Nonaccrual loans 30-89 days past due	2,751	1,493
Nonaccrual loans, less than 30 days past due	14,015	456
Restructured loans not on nonaccrual status	11,863	9,019
90 days or more past due and still accruing	—	—
Total	$39,744	$20,578

The following table presents the average recorded investment and interest income recognized on impaired loans by portfolio segment for nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$40,594	$2,706	$21,071	$200
Commercial real estate loans	2,352	5	4,393	61
Commercial loans	1,814	29	2,267	4
Residential real estate loans	—	—	34	4
Total	$44,760	$2,740	$27,765	$269

Impaired loans include nonaccrual loans, restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $2.7 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $2.1 million and $0.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2018 and December 31, 2017, respectively.  The Company had no additional lending commitments at September 30, 2018 or December 31, 2017 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  The following table presents the TDRs by loan class at September 30, 2018 and December 31, 2017:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
September 30, 2018
Agricultural loans	$6,116	$11,863	$17,979
Commercial real estate loans	198	—	198
Total	$6,314	$11,863	$18,177

December 31, 2017
Agricultural loans	$3,822	$8,668	$12,490
Commercial real estate loans	575	316	891
Commercial loans	—	35	35
Total	$4,397	$9,019	$13,416

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	16	$5,994	16	$6,810
Commercial loans	1	92	—	—
Total	17	$6,086	16	$6,810

The following table provides the troubled debt restructurings for the nine months ended September 30, 2018 and 2017 grouped by type of concession:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	8	$3,526	9	$5,581
Extension of interest-only payments	8	2,468	6	908
Combination of extension of term and interest rate concessions	—	—	1	321
Commercial loans
Payment concessions	1	92	—	—
Total	17	$6,086	16	$6,810

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$488,591	$125,558	$785	$46,932	$52,444	$714,310
Commercial real estate loans	246,945	21,955	8,672	12,332	2,238	292,142
Commercial loans	98,736	20,441	1,579	2,413	1,835	125,004
Residential real estate loans	67,258	3,936	—	174	—	71,368
Installment and consumer other	113	—	—	—	—	113
Total	$901,643	$171,890	$11,036	$61,851	$56,517	$1,202,937

	As of December 31, 2017
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$503,292	$115,374	$3,443	$35,577	$28,744	$686,430
Commercial real estate loans	225,898	50,043	4,574	9,724	2,465	292,704
Commercial loans	93,347	13,384	885	4,923	1,793	114,332
Residential real estate loans	50,917	4,221	—	—	—	55,138
Installment and consumer other	347	—	—	—	—	347
Total	$873,801	$183,022	$8,902	$50,224	$33,002	$1,148,951

As of September 30, 2018, the Company pledged $146.7 million of loans to secure a line-of-credit at the Federal Reserve of Chicago up to $114.7 million which was unused at September 30, 2018.  No loans were pledged to the Federal Reserve of Chicago at December 31, 2017.

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $644.7 million and $600.7 million at September 30, 2018 and December 31, 2017, respectively.  The fair value of these rights were approximately $12.9 million and $12.5 million at September 30, 2018 and December 31, 2017.  The fair value of servicing rights was determined using an assumed discount rate of 10 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$8,950	$9,264
Additions	2,284	2,431
Disposals	(560)	(564)
Amortization	(1,633)	(2,181)
Balance, end of period	$9,041	$8,950

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

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at September 30, 2018 and December 31, 2017.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over their estimated finite lives.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million. Amortization on core deposit intangible was $1.2 million at September 30, 2018 and $0.9 million at December 31, 2017.

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,198)	(882)
Net book value	$603	$919
Additions during the period	$—	$—

NOTE 7 – DEPOSITS

Deposits are summarized as follows at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Demand deposits	$103,862	$125,584
NOW and interest checking	47,834	55,379
Savings	6,616	6,751
Money market accounts	220,383	215,863
Certificates of deposit	830,089	706,500
Total deposits	$1,208,784	$1,110,077

At September 30, 2018 and December 31, 2017, brokered deposits amounted to $317.3 million and $282.6 million, respectively, and are included in the NOW, savings, and certificates of deposit categories.  At September 30, 2018 and December 31, 2017, national time deposits amounted to $173.4 million and $142.4 million, respectively, and are included in the certificates of deposit category.

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $102.4 million and $121.5 million on September 30, 2018 and December 31, 2017, respectively. These advances, rates, and maturities were as follows:

			September 30,	December 31,
	Maturity	Rate	2018	2017
			(dollars in thousands)
Fixed rate, fixed term	01/02/2018	1.23%	$—	$1,000
Fixed rate, fixed term	01/12/2018	0.85%	—	8,000
Fixed rate, fixed term	02/12/2018	0.91%	—	5,000
Fixed rate, fixed term	04/23/2018	1.07%	—	2,300
Fixed rate, fixed term	06/18/2018	0.93%	—	10,000
Fixed rate, fixed term	07/16/2018	1.21%	—	762
Fixed rate, fixed term	07/16/2018	1.21%	—	1,038
Fixed rate, fixed term	07/19/2018	1.41%	—	15,000
Fixed rate, fixed term	08/20/2018	1.15%	—	1,000
Fixed rate, fixed term	08/20/2018	1.15%	—	800
Fixed rate, fixed term	08/20/2018	1.27%	—	2,200
Fixed rate, fixed term	10/01/2018	2.22%	15,000	—
Fixed rate, fixed term	11/09/2018	1.47%	10,000	10,000
Fixed rate, fixed term	12/31/2018	1.65%	3,000	3,000
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	03/08/2019	1.54%	10,000	10,000
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/12/2019	2.24%	5,000	—
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	—
			$102,400	$121,500

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.

The Bank had no irrevocable letters of credit with the FHLB as of September 30, 2018 and December 31, 2017.

Future maturities of FHLB borrowings as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
1 year or less	$58,000	$60,100
1 to 2 years	13,800	25,000
2 to 3 years	20,600	18,400
3 to 4 years	2,000	18,000
Over 4 years	8,000	—
	$102,400	$121,500

As of September 30, 2018 and December 31, 2017, the Bank also had a line of credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $146.7 million in loans and $8.6 million in securities at September 30, 2018 and December 31, 2017, respectively.  There were no outstanding advances included in other borrowings at September 30, 2018 and December 31, 2017.

On September 14, 2017, the Company entered into a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of September 30, 2018 and December 31, 2017.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At September 30, 2018 and December 31, 2017, the amounts of these borrowings were $0.8 million and $1.3 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our merger of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand, and the original term of the lease expired in April 2018.  As of September 30, 2018, liability remaining under the capital lease was $0, and the amortization related to the lease was $41 thousand and was included in other non-interest income.  As of December 31, 2017, liability remaining under the capital lease was $41 thousand, and the amortization related to the lease was $148 thousand and as included in other non-interest expense.  During the third quarter of 2018, the term of the lease was extended to April 2020, and the Company is obligated to pay monthly rent of $16 thousand.  The renegotiation of terms results in the extended term being classified as an operating lease, and the future rent expense will be included in occupancy expense.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Balance outstanding at end of period	$838	$1,299
Average amount outstanding during the period	839	1,545
Maximum amount outstanding at any month end	1,278	1,825
Weighted average interest rate during the period	4.61%	5.77%
Weighted average interest rate at end of period	4.51%	6.41%

NOTE 9—SUBORDINATED DEBENTURES

On May 30, 2018, the Company entered into a Subordinated Note Purchase Agreement with certain institutional investors pursuant to which the Company sold and issued $30.0 million in aggregate principal amount of its 5.875% fixed-to-floating rate subordinated notes due 2028 (the “notes”).  The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. The Notes have a stated maturity of June 1, 2028, are redeemable, in whole or in part, on or after June 1, 2023, and at any time upon the occurrences of certain events. The Notes will bear interest at a fixed rate of 5.875% per year, from and including May 30, 2018 to, but excluding, June 1, 2023. From and including June 1, 2023 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 288.4 basis points.  The notes qualify as Tier II capital of the Company.

On September 17, 2018, the Company closed its offer to exchange (the “Exchange Offer”) up to $30,000,000 aggregate principal amount of its outstanding 5.875% fixed-to-floating rate subordinated notes due 2028, which were issued in a private placement to certain institutional investors, for a like principal amount of its new 5.875% fixed-to-floating rate subordinated notes due 2028 registered under the Securities Act of 1933, as amended.

According to information provided by the exchange agent, U.S. Bank National Association, $30,000,000 aggregate principal amount, or 100% of the privately placed 5.875% fixed-to-floating rate subordinated notes due 2028 were tendered for exchange in the Exchange Offer.

NOTE 10 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of September 30, 2018, 83,064 options or shares of restricted stock have been granted under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of September 30, 2018 and changes in the Plan during the nine months ended September 30, 2018 were as follows:

	September 30, 2018
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	228,318	$17.24
Granted	19,796	26.32
Exercised	(14,967)	16.97
Forfeited/expired	(11,312)	21.31
Outstanding, end of period	221,835	$17.86	$1,606
Options exercisable at period-end	170,656	$16.33	$1,497
Weighted-average fair value of options granted during the period (2)		$9.91

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the nine months ended September 30, 2018 was as follows:

	September 30, 2018
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	41,217	$18.35
Granted	6,611	27.15
Vested	(15,014)	15.71
Forfeited/expired	(4,113)	23.51
Outstanding, end of period	28,701	$21.02

	September 30, 2018
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	8,691	$25.53
Granted	9,840	27.46
Issued	(3,384)	23.66
Forfeited/expired	(2,005)	27.23
Outstanding, end of period	13,142	$27.20

For the nine months ended September 30, 2018 and 2017, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $350 thousand and $393 thousand, respectively.

As of September 30, 2018, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.6 million and is expected to be recognized over a weighted average period of 2.16 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of September 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

As of September 30, 2018, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2018
Total Capital (to risk weighted assets)	$201,164	14.96%	$132,759	9.875%	$134,440	10.00%
Tier 1 Capital (to risk weighted assets)	184,511	13.72%	105,871	7.875%	107,552	8.00%
Tier 1 Capital (to average assets)	184,511	12.32%	59,923	4.00%	74,904	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets)	184,511	13.72%	85,705	6.375%	87,386	6.50%

December 31, 2017
Total Capital (to risk weighted assets):
Consolidated	$165,174	13.08%	$116,775	9.25%	Not applicable
Bank	161,375	12.79%	116,719	9.25%	$126,183	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	151,363	11.99%	91,526	7.25%	Not applicable
Bank	147,564	11.69%	91,483	7.25%	100,946	8.00%
Tier 1 Capital (to average assets):
Consolidated	151,363	11.03%	54,914	4.00%	Not applicable
Bank	147,564	10.76%	54,875	4.00%	68,594	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	127,840	10.13%	72,590	5.75%	Not applicable
Bank	147,564	11.69%	72,555	5.75%	82,019	6.50%

(a)	The ratios for September 30, 2018 and December 31, 2017 include a capital conservation buffer of 1.875% and 1.25%, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
September 30, 2018
Securities available for sale:
U.S. government and agency securities	$—	$4,432	$—	$4,432
U.S. treasury Securities	—	2,484	—	2,484
Municipal securities	—	36,391	—	36,391
Mortgage-backed securities	—	146,878	—	146,878
Derivative instruments, interest rate swaps	—	232	—	232
Total assets at fair value	$—	$190,417	$—	$190,417
December 31, 2017
Securities available for sale:
U.S. government and agency securities	$—	$4,956	$—	$4,956
Municipal securities	—	33,765	—	33,765
Mortgage-backed securities	—	87,309	—	87,309
Total assets at fair value	$—	$126,030	$—	$126,030

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Losses
	(dollars in thousands)
September 30, 2018
Impaired loans	$—	$—	$52,271	$4,246
Other real estate owned	—	—	8,249	185
Total assets at fair value	$—	$—	$60,520	$4,431
December 31, 2017
Impaired loans	$—	$—	$31,566	$1,436
Other real estate owned	—	—	4,962	905
Total assets at fair value	$—	$—	$36,528	$2,341

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

September 30, 2018
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	5%-39% (26%)

December 31, 2017
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	0%-39% (14%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	September 30,		December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$49,996	$49,996	$66,771	$66,771	1
Securities available for sale	190,185	190,185	126,030	126,030	2
FHLB Stock	3,238	3,238	4,138	4,138	2
Loans, net of allowance for loan losses	1,186,794	1,178,156	1,135,704	1,135,861	3
Loans held for sale	13,770	13,770	6,575	6,575	3
Accrued interest receivable	4,929	4,929	3,793	3,793	2
Loan servicing rights	9,041	12,872	8,950	12,194	3
Derivative instruments, interest rate swaps	232	232	—	—	2
Financial liabilities:
Deposits:
Time	830,089	821,896	706,500	709,219	3
Other deposits	378,695	365,249	403,577	401,503	1
Other borrowings	838	931	1,299	1,299	3
Advances from FHLB	102,400	101,234	121,500	121,793	3
Subordinated debentures	44,663	44,663	15,523	15,523	3
Accrued interest payable	3,605	3,605	2,389	2,389	2

NOTE 13 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Balance, beginning of period	$9,004	$6,917	$4,962	$3,161
Assets foreclosed	—	268	6,104	4,779
Write-down of other real estate owned	(81)	(7)	(185)	(85)
Net gain (loss) on sales of other real estate owned	28	(39)	177	363
Proceeds from sale of other real estate owned	(702)	(165)	(2,809)	(1,244)
Balance, end of period	$8,249	$6,974	$8,249	$6,974

Expenses (income) applicable to other real estate owned included in non-interest expense include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net loss (gain) on sales of other real estate owned	$(28)	$39	$(177)	$(363)
Write-down of other real estate owned	81	7	185	85
Operating expenses, net of rental income	(51)	30	165	99
	$2	$76	$173	$(179)

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

As of September 30, 2018, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million.  Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized gain of $232 thousand was recognized in accumulated other comprehensive income for the nine months ended September 30, 2018, and there was no ineffective portion of this hedge.  There were no interest rate swaps designated as a cash flow hedge outstanding at December 31, 2017.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contains language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $150 thousand of cash as collateral to the counterparty as of September 30, 2018.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.

There were no significant events or transactions occurring after September 30, 2018, but prior to November 8, 2018, that provided additional evidence about conditions that existed at September 30, 2018.

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

•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	any negative perception of our reputation or financial strength;
•	our ability to raise additional capital on acceptable terms when needed;
•	changes in laws or government regulations or policies affecting financial institutions, including increased costs of compliance with such laws and regulations;
•	changes in accounting policies and practices;
•	our ability to retain key members of our senior management team;
•	the failure or security breaches of computer systems on which we depend;
•	the ability of key third-party service providers to perform their obligations to us;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers;and
•	each of the factors and risks identified in the “Risk Factors” section included under Item 1A. of Part I of our most recent Annual Report on Form 10-K.

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

In addition to the Bank, we have three wholly-owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, which are Delaware statutory trusts.  The Bank is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies. The Bank previously was the sole shareholder of ICB Investment Corp., a Nevada corporation, which was dissolved on August 17, 2017, and all of its assets were assumed by the Bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, and residential real estate loans.  Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets, earnings per share, and ratio of non-performing assets to total assets.  We also utilize non-GAAP metrics, such as efficiency ratio, return on average common shareholders’ equity, tangible book value per share, and ratio of tangible common equity to tangible assets, to evaluate the Company’s performance. We are required to maintain appropriate regulatory leverage and risk-based capital ratios.

Operational Overview

•

Net income for the three months ended September 30, 2018 was $3.5 million compared to $3.6 million for the three months ended September 30, 2017, and $11.4 million for nine months ended September 30, 2018 compared to $8.3 million for the nine months ended September 30, 2017.

•	Net interest income increased by $2.5 million from $28.7 million for the nine months ended September 30, 2017, to $31.2 million for the nine months ended September 30, 2018.
•	Total loans were $1.2 billion at September 30, 2018 compared to $1.1 billion at December 31, 2017, and $1.1 billion at September 30, 2017, an increase of 4.7% and 6.8%, respectively.
•

In addition to on-balance sheet loan growth, participated loans that we continue to service totaled $644.8 million at September 30, 2018, an increase of $43.4 million, or 7.2%, since December 31, 2017, and an increase of $50.7 million, or 8.5%, since September 30, 2017.

•

Non-performing assets increased $19.6 million since December 31, 2017 to $35.7 million at September 30, 2018, an increase of 121.6%, and have increased $16.3 million, or 84.0%, since September 30, 2017.

Selected Financial Data

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	December 31, 2017
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$16,651	$13,715	$47,107	$38,803	$53,052
Interest expense	6,047	3,754	15,895	10,087	14,167
Net interest income	10,604	9,961	31,212	28,716	38,885
Provision for loan losses	993	33	1,623	2,318	2,330
Net interest income after provision for loan losses	9,611	9,928	29,589	26,398	36,555
Non-interest income	2,157	2,087	6,513	5,659	7,653
Non-interest expense	7,023	6,291	20,745	18,827	25,992
Income tax expense	1,228	2,120	3,936	4,936	7,791
Net income	$3,517	$3,604	$11,421	$8,294	$10,425

Per Common Share Data:
Basic earnings per common share	$0.51	$0.53	$1.66	$1.21	$1.52
Diluted earnings per common share	$0.50	$0.52	$1.65	$1.19	$1.49
Cash dividends per common share	$0.07	$0.06	$0.21	$0.18	$0.24
Book value per share, end of period	$20.91	$19.79	$20.91	$19.79	$19.93
Tangible book value per share, end of period (1)	$20.07	$18.87	$20.07	$18.87	$19.04
Weighted average common shares - basic	6,694,599	6,644,300	6,687,836	6,623,277	6,635,383
Weighted average common shares - diluted	6,757,945	6,757,204	6,752,126	6,742,648	6,746,846
Common shares outstanding, end of period	6,694,230	6,657,601	6,694,230	6,657,601	6,673,381

Selected Balance Sheet Data (at period end):
Total assets	$1,514,968	$1,359,325	$1,514,968	$1,359,325	$1,397,045
Securities available-for-sale	190,185	107,242	190,185	107,242	126,030
Total loans	1,202,937	1,126,601	1,202,937	1,126,601	1,148,951
Allowance for loan losses	(16,143)	(13,625)	(16,143)	(13,625)	(13,247)
Total deposits	1,208,784	1,066,094	1,208,784	1,066,094	1,110,077
Other borrowings and FHLB advances	103,238	129,652	103,238	129,652	122,799
Subordinated debentures	44,663	15,506	44,663	15,506	15,523
Total shareholders' equity	147,987	139,729	147,987	139,729	140,986

Performance Ratios:
Return on average assets	0.94%	1.11%	1.04%	0.87%	0.80%
Return on average common shareholders' equity (1)	9.75%	10.72%	10.82%	8.34%	7.77%
Equity to assets ratio	9.77%	10.28%	9.77%	10.28%	10.09%
Net interest margin	2.89%	3.17%	2.92%	3.12%	2.89%
Interest rate spread	2.63%	2.95%	2.66%	2.92%	3.11%
Non-interest income to average assets	0.58%	0.64%	0.59%	0.60%	0.59%
Non-interest expense to average assets	1.87%	1.93%	1.88%	1.98%	2.01%
Net overhead ratio (2)	1.30%	1.29%	1.29%	1.39%	1.42%
Efficiency ratio (1)	54.62%	51.83%	54.97%	55.58%	54.63%
Dividend payout ratio	14.00%	11.54%	12.73%	15.13%	16.11%

Asset Quality Ratios:
Non-performing loans to total loans	2.32%	1.14%	2.32%	1.14%	1.01%
Allowance for loan losses to:
Total loans	1.34%	1.21%	1.34%	1.21%	1.15%
Non-performing loans	57.90%	105.93%	57.90%	105.93%	114.60%
Net charge-offs (recoveries) to average loans	0.00%	(0.01)%	(0.11)%	0.12%	0.16%
Non-performing assets to total assets (3)	2.36%	1.43%	2.36%	1.43%	1.15%

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	December 31, 2017
	(unaudited)		(unaudited)
Capital Ratios:
Shareholders' common equity to assets	9.24%	9.69%	9.24%	9.69%	9.52%
Total risk-based capital	14.96%	12.81%	14.96%	12.81%	12.79%
Leverage ratio	12.32%	11.17%	12.32%	11.17%	10.76%
Tangible common equity to tangible assets (1)	8.90%	9.29%	8.90%	9.29%	9.13%
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

Non-GAAP Financial Measures

“Efficiency ratio” is defined as non-interest expense, excluding gains and losses on sales and write-downs of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense allow investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	December 31, 2017
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$7,023	$6,291	$20,745	$18,827	$25,992
Less: net gain (loss) on sales and write-downs of OREO	(53)	(47)	(8)	278	(552)
Adjusted non-interest expense (non-GAAP)	$6,970	$6,244	$20,737	$19,105	$25,440

Net interest income	$10,604	$9,961	$31,212	$28,716	$38,885
Non-interest income	2,157	2,087	6,513	5,659	7,653
Less: net loss on sales of securities	—	—	—	—	31
Operating revenue	$12,761	$12,048	$37,725	$34,375	$46,569
Efficiency ratio	54.62%	51.83%	54.97%	55.58%	54.63%

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	December 31, 2017
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	9.51%	10.36%	10.50%	8.10%	7.58%
Effect of excluding average preferred shareholders' equity	0.24%	0.36%	0.32%	0.24%	0.19%
Return on average common shareholders' equity	9.75%	10.72%	10.82%	8.34%	7.77%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	Nine Months Ended		Year Ended
	September 30, 2018	September 30, 2017	December 31, 2017
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$139,987	$131,729	$132,986
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	603	1,038	919
Tangible common equity	$134,346	$125,653	$127,029
Common shares outstanding	6,694,230	6,657,601	6,673,381
Tangible book value per share	$20.07	$18.87	$19.04

Total assets	$1,514,968	$1,359,325	$1,397,045
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	603	1,038	919
Tangible assets	$1,509,327	$1,353,249	$1,391,088
Tangible common equity to tangible assets	8.90%	9.29%	9.13%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 6.5% to $10.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily attributable to loan growth of 6.8% between the same periods partially offset by an increase in interest expense on time deposits.  Since September 30, 2017, the Board of Governors of the Federal Reserve System increased interest rates four different times, which caused the increase of our average rate of interest-bearing deposits to 1.80% for the three months ended September 30, 2018 compared to 1.38% for the three months ended September 30, 2017.

Interest income increased to $16.7 million for the third quarter of 2018 compared to $13.7 million for the third quarter of 2017 primarily as the result of increased volume of loans and an increase in loan yield from 4.73% for the third quarter of 2017 to 5.02% for the third quarter of 2018.  The increase in interest income was partially offset by an increase in interest expense from $3.8 million for the third quarter of 2017 to $6.0 million for the third quarter of 2018, which was primarily the result of increases in rates paid on deposits, increased volumes of deposits, and the issuance of $30 million in junior subordinated notes in the second quarter of 2018.

Non-interest income for the three months ended September 30, 2018 increased 3.4% to $2.2 million from $2.1 million for the three months ended September 30, 2017, primarily as a result of an increase in service charges on deposit accounts and income from other real estate owned, included in “other” non-interest income.  Non-interest expense increased 11.6% to $7.0 million for the three months ended September 30, 2018 compared to $6.3 million for the same period in 2017.  This increase was primarily the result of increased employee compensation and benefits in connection with six new positions and the buy-out of an employment contract, which was partially offset by a decrease in professional fees, included in “other” non-interest expense.  In addition, increased occupancy and information processing expenses are directly related to the purchase of our new corporate headquarters in 2018.

For the nine months ended September 30, 2018, net interest income was $31.2 million, an increase of $2.5 million, or 8.7%, from the nine months ended September 30, 2017. Interest income increased to $47.1 million for the first three quarters of 2018, compared to $38.8 million from the first three quarters of 2017, primarily as a result of increased volume of loans.  Interest expense increased to $15.9 million for the nine months ended September 30, 2018 from $10.0 million from the nine months ended September 30, 2017 which was primarily the result of increases in rates paid on deposits, increased volumes of deposits, and the issuance of $30 million in junior subordinated debentures in the second quarter of 2018.   Non-interest income increased to $6.5 million for the first three quarters of 2018, which represents a 15.1% increase from the nine months ended September 30, 2017, primarily from an increase in secondary market loan sales and resulting loan servicing fees.  Non-interest expense increased to $20.7 million for the nine months ended September 30, 2018, which is an increase of $1.9 million, or 10.2%, from the nine months ended September 30, 2017.  This increase was primarily related to previously discussed increases in employee compensation and benefits, occupancy, and information processing expenses.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.  The following tables reflect the components of net interest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$189,448	$1,289	2.72%	$111,306	$543	1.95%
Loans (2)	1,204,122	15,113	5.02%	1,104,259	13,070	4.73%
Interest bearing deposits due from other banks	62,560	249	1.59%	41,187	102	0.99%
Total interest-earning assets	$1,456,130	$16,651	4.57%	$1,256,752	$13,715	4.37%

Allowance for loan losses	(15,445)			(13,517)
Other assets	58,921			59,186
Total assets	$1,499,606			$1,302,421

Liabilities
Savings, NOW, money market, interest checking	$276,468	$907	1.31%	$224,819	$387	0.69%
Time deposits	830,168	4,073	1.96%	679,324	2,721	1.60%
Total interest-bearing deposits	$1,106,636	$4,980	1.80%	$904,143	$3,108	1.38%
Other borrowings	839	10	4.61%	1,384	20	5.82%
FHLB advances	92,443	401	1.74%	136,561	491	1.44%
Junior subordinated debentures	44,659	656	5.88%	15,506	135	3.48%
Total interest-bearing liabilities	$1,244,577	$6,047	1.94%	$1,057,594	$3,754	1.42%

Non-interest bearing deposits	97,947			96,717
Other liabilities	9,136			8,995
Total liabilities	$1,351,660			$1,163,306

Shareholders' equity	147,946			139,115
Total liabilities and equity	$1,499,606			$1,302,421

Net interest income		$10,604			$9,961
Interest rate spread (3)			2.63%			2.95%
Net interest margin (4)			2.89%			3.17%
Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.19
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$161,869	$3,074	2.53%	$114,528	$1,608	1.87%
Loans (2)	1,188,541	43,170	4.84%	1,070,840	36,952	4.60%
Interest bearing deposits due from other banks	77,190	863	1.49%	40,800	243	0.80%
Total interest-earning assets	$1,427,600	$47,107	4.40%	$1,226,168	$38,803	4.22%

Allowance for loan losses	(14,712)			(13,575)
Other assets	55,963			54,906
Total assets	$1,468,851			$1,267,499

Liabilities
Savings, NOW, money market, interest checking	$279,820	$2,355	1.12%	$239,365	$1,113	0.62%
Time deposits	797,459	11,021	1.84%	644,472	7,238	1.50%
Total interest-bearing deposits	$1,077,279	$13,376	1.66%	$883,837	$8,351	1.26%
Other borrowings	1,094	40	4.86%	1,618	71	5.84%
FHLB advances	110,009	1,342	1.63%	128,093	1,285	1.34%
Junior subordinated debentures	28,682	1,137	5.29%	15,482	380	3.27%
Total interest-bearing liabilities	$1,217,064	$15,895	1.74%	$1,029,030	$10,087	1.30%

Non-interest bearing deposits	98,393			93,323
Other liabilities	8,415			8,665
Total liabilities	$1,323,872			$1,131,018

Shareholders' equity	144,979			136,481
Total liabilities and equity	$1,468,851			$1,267,499

Net interest income		$31,212			$28,716
Interest rate spread (3)			2.66%			2.92%
Net interest margin (4)			2.92%			3.12%
Ratio of interest-earning assets to interest -bearing liabilities	1.17			1.19

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2018 v. 2017
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$477	$269	$746
Loans	1,225	818	2,043
Federal funds sold and interest-bearing deposits with banks	68	79	147
Total interest income	1,770	1,166	2,936
Interest Expense:
Savings, NOW, money market and interest checking	105	415	520
Time deposits	672	680	1,352
Other borrowings	(7)	(3)	(10)
FHLB advances	(250)	160	(90)
Junior subordinated debentures	—	521	521
Total interest expense	520	1,773	2,293
Net interest income	$1,250	$(607)	$643

	Nine Months Ended September 30, 2018 v. 2017
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)

Interest Income:
Investment securities	$791	$675	$1,466
Loans	4,206	2,012	6,218
Federal funds sold and interest-bearing deposits with banks	313	307	620
Total interest income	5,310	2,994	8,304
Interest Expense:
Savings, NOW, money market and interest checking	214	1,028	1,242
Time deposits	1,919	1,864	3,783
Other borrowings	(20)	(11)	(31)
FHLB advances	(107)	164	57
Junior subordinated debentures	1	756	757
Total interest expense	2,007	3,801	5,808
Net interest income	$3,303	$(807)	$2,496

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $1.0 million for the three months ended September 30, 2018 compared to a provision of $33 thousand for the three months ended September 30, 2017.  The increased provision is directly related to the $24.5 million increase in substandard performing and substandard impaired loans during the third quarter of 2018.  During the third quarter of 2018, we had no loan charge-offs, and recovered $21 thousand in loans that had been previously written-off.

For the nine months ended September 30, 2018, the provision for loan losses decreased to $1.6 million compared to $2.3 million for the nine months ended September 30, 2017, primarily as the result of net charge-offs in the first nine months of 2017 of $1.3 million and net recoveries of $1.3 million during the nine months ended September 30, 2018.

The specific reserve related to impaired loans increased 276.7% from $1.1 million at September 30, 2017 to $4.2 million at September 30, 2018.  In addition, non-performing assets have increased $16.3 million since September 30, 2017 to $35.7 million at September 30, 2018.  This increase in non-performing assets is primarily due to continued volatility in dairy market pricing, which has been further complicated by recent tariff discussions by the federal government and the response to such tariffs by other countries, which have affected our agricultural borrowers.  We anticipate additional stress in our agricultural portfolio for the remainder of the year and into 2019; however, management believes this increased risk is adequately captured by the existing agriculture qualitative factors in our allowance for loan losses methodology.  Additionally, management is encouraged by the proposed revision of the North American Free Trade Agreement among the U.S., Canada, and Mexico, called the United States Mexico Canada Agreement, which includes a pledge to curb protection for Canada’s dairy industry.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017; however, due to the increase in nonperforming loans, management did increase the qualitative factor to loans that migrate to nonperforming. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $16.1 million, or 1.34% of total loans, was appropriate as of September 30, 2018.  This is compared to an allowance for loan losses of $13.6 million, or 1.21% of total loans, at September 30, 2017, and $13.2 million, or 1.15% of total loans, at December 31, 2017.

Non-Interest Income

Non-interest income for the three months ended September 30, 2018 increased by 3.4% from the three months ended September 30, 2017 from $2.1 million to $2.2 million.  The increase was primarily the result of an increase in service charges on deposit accounts and income from other real estate owned, and was partially offset by a decrease in loan servicing rights.

For the nine months ended September 30, 2018, non-interest income increased $0.8 million, or 15.1%, to $6.5 million from $5.7 million for the nine months ended September 30, 2017, primarily due to an increases in loan servicing fees which was the result of higher volumes of loans being serviced compared to the nine months ended September 30, 2017.

Loan servicing rights are included in loan servicing fees, and income on other real estate owned is included in other, in our consolidated statement of operations.  The following table reflects the components of non-interest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)
Service charges	$394	$350	$1,204	$1,074
Gain on sale of loans, net	41	47	118	96
Loan servicing fees	1,521	1,469	4,459	4,316
Loan servicing rights	(46)	94	91	(278)
Income on other real estate owned	96	20	173	57
Other	151	107	468	394
Total non-interest income	$2,157	$2,087	$6,513	$5,659

Non-Interest Expense

Non-interest expense increased 11.6% for the three months ended September 30, 2018 to $7.0 million compared to $6.3 million for the three months ended September 30, 2017. The increase is primarily the result of increased employee compensation and benefits in connection with six new positions and the buy-out of an employment contract, which was partially offset by a decrease in professional fees.  In addition, increased occupancy and information processing expenses are directly related to the purchase of our new corporate headquarters in 2018.

For the nine months ended September 30, 2018, non-interest expense increased by 10.2% to $20.7 million from $18.8 million for the nine months ended September 30, 2017. In addition to the items noted above, an increase in other real estate owned expenses and write-down of OREO contributed to the increase year-over-year.

The following table reflects the components of our non-interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)
Employee compensation and benefits	$4,394	$3,845	$12,726	$11,735
Occupancy	332	162	814	519
Information processing	529	450	1,523	1,209
Professional fees	351	414	1,025	1,251
Business development	258	275	817	731
Other real estate owned expenses	46	50	338	157
Write-down of other real estate owned	81	7	185	85
Net loss (gain) on other real estate owned	(28)	39	(177)	(363)
Depreciation and amortization	302	323	940	988
Other	758	726	2,554	2,515
Total non-interest expense	$7,023	$6,291	$20,745	$18,827

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

Income tax expense for the three months ended September 30, 2018 and 2017, was $1.2 million and $2.1 million, respectively, which represents an effective tax rate of 25.9% and 37.0%, respectively.

Income tax expense for the nine months ended September 30, 2018 and 2017 was $3.9 million and $4.9 million, respectively, which represents an effective tax rate of 25.6% and 37.3%, respectively.  Our effective tax rate in the first three quarters of 2018 benefited from the reduction of the federal maximum corporate income tax rate from 35% in 2017 to 21% in 2018 as a result of the 2017 Tax Act which was enacted in December 2017.

Financial Condition

Total assets increased $117.9 million, or 8.4%, from $1.4 billion at December 31, 2017 to $1.5 billion at September 30, 2018.  Total loan growth amounted to $54.0 million, a 4.7% increase, since December 31, 2017.  Other significant changes from December 31, 2017 to September 30, 2018 included a $16.8 million decrease to cash and cash equivalents, an increase in securities available-for-sale of $64.2 million, and an increase in net premises and equipment of $6.4 million as the result of a building purchase in the first quarter of 2018 for the purpose of relocating our Manitowoc corporate headquarters.  That relocation was completed during the third quarter of 2018.

Total liabilities increased $110.9 million, or 8.8%, from $1.3 billion at December 31, 2017 to $1.4 billion at September 30, 2018.  This increase is primarily attributed to increased deposits of $98.7 million associated with our increased loan demand.  Core deposits defined as demand deposits, money market accounts, and certificates of deposit increased $33.2 million, or 4.9%, during the first three quarters of 2018. Also contributing to the increased liabilities was the $30.0 million subordinated note purchase agreement that was entered into during the second quarter of 2018 which was partially offset by a $19.1 million decrease in FHLB borrowings during the third quarter of 2018.

Shareholders’ equity increased $7.0 million, or 5.0%, to $148.0 million at September 30, 2018 from $141.0million at December 31, 2017.  This increase was due primarily to net income for the nine months ended September 30, 2018 of $11.4 million, and the exercise of 14,967 stock options during the first three quarters of 2018, which were partially offset by the payment of $1.4 million of dividends on common stock and increase in accumulated other comprehensive loss during nine months ended September 30, 2018.  The increase in accumulated other comprehensive loss was as a result of unrealized securities losses due to increases in interest rates.

Net Loans

Total net loans increased by $51.0 million, or 4.5%, to $1.2 billion at September 30, 2018 from December 31, 2017.  This increase was driven primarily by agricultural loans growing $27.8 million, or 4.1%, and an increase in multi-family loans (classified as residential real estate loans below) of $16.2 million, or 29.4%, during the first nine months of 2018.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$714,310	59.4%	$686,430	59.7%
Commercial real estate loans	292,142	24.3%	292,704	25.5%
Commercial loans	125,004	10.4%	114,332	10.0%
Residential real estate loans	71,368	5.9%	55,138	4.8%
Installment and consumer other	113	0.0%	347	0.0%
Total gross loans	$1,202,937	100.0%	$1,148,951	100.0%
Allowance for loan losses	(16,143)		(13,247)
Loans, net	$1,186,794		$1,135,704

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

At September 30, 2018 and December 31, 2017, the allowance for loan losses was $16.1 million and $13.2 million, respectively, which resulted in a ratio of the allowance to total loans of 1.34% and 1.15%, respectively.  The overall increase in the allowance for loan losses was largely the result of a $1.3 million recovery during the first quarter of 2018 and a $2.8 million increase in specific reserve related to impaired loans.

Charge-offs and recoveries by loan category for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)
Balance, beginning of period	$15,129	$13,503	$13,247	$12,645
Loans charged off:
Agriculture loans	—	—	—	—
Commercial real estate loans	—	—	42	575
Commercial loans	—	—	—	917
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total loans charged off	$—	$—	$42	$1,492
Recoveries:
Agriculture loans	—	42	1	43
Commercial real estate loans	10	44	1,261	80
Commercial loans	11	3	52	31
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	1	—
Total recoveries	21	89	1,315	154
Net loans charged-off (recovered)	$(21)	$(89)	$(1,273)	$1,338
Provision for loan losses	993	33	1,623	2,318
Allowance for loan losses, end of period	$16,143	$13,625	$16,143	$13,625

Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	0.00%	(0.01)%	(0.11)%	0.12%
Allowance for loan losses to total loans (end of period)	1.34%	1.21%	1.34%	1.21%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	40.62%	65.04%	40.62%	65.04%

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

Information about the loan servicing portfolio is shown below:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Total loans	$1,202,937	$1,148,951
Less: Nonqualified loan sales included below	(837)	(1,258)
Loans serviced:
Agricultural	610,777	575,328
Commercial	32,966	22,102
Commercial real estate	1,136	3,236
Total loans serviced	644,879	600,666
Total loans and loans serviced	$1,846,979	$1,748,359

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities and U.S. treasury securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $190.2 million at September 30, 2018 from $126.0 million at December 31, 2017.  During the nine months ended September 30, 2018, we recognized unrealized holding losses of $5.7 million before income taxes through other comprehensive income due to increases in interest rates.

There were no security sales during the nine months ended September 30, 2018.  During the nine months ended September 30, 2017, asset backed securities totaling $3.4 million were sold resulting in a pre-tax loss of $37.0 thousand.

The following table sets forth the amortized cost and fair values of our securities portfolio at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
U.S. government and agency securities	$4,483	$4,432	$4,874	$4,956
U.S. treasury securities	2,496	2,484	—	—
Municipal securities	37,422	36,391	33,949	33,765
Mortgage-backed securities	151,490	146,878	88,242	87,309
Total available for sale	$195,891	$190,185	$127,065	$126,030

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

Deposits grew 8.9% to $1.2 billion at September 30, 2018 from $1.1 billion at December 31, 2017.  Core deposit (demand deposits, money market accounts, and certificates of deposit) generation increased $15.1 million during the third quarter of 2018.  The core deposit strategies we implemented during the fourth quarter of 2017 are generating results and are expected to continue to show improvement for the remainder of 2018.

We also supplement our deposit needs by obtaining brokered deposits on an as-needed basis.  Brokered deposits and national certificates of deposit at September 30, 2018 were $490.7 million, which was an increase of $65.5 million, or 15.4%, from December 31, 2017, and an increase of $63.3 million, or 14.8%, from September 30, 2017.  However, we are committed to reducing our reliance on wholesale funding.  Due to our third quarter 2018 core deposit growth, we were able to reduce our brokered deposits, national certificates of deposits, and FHLB borrowing by a combined $22.6 million, or 3.7%, during the third quarter of 2018.

As of September 30, 2018 and December 31, 2017, the distribution by type of deposit account was as follows:

	September 30, 2018		December 31, 2017
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$103,862	8.7%	$125,584	11.3%
NOW accounts and interest checking	46,811	3.9%	51,613	4.6%
Savings	6,616	0.5%	6,751	0.6%
Money market accounts	208,233	17.2%	199,118	18.0%
Time deposits	352,531	29.2%	302,004	27.2%
Brokered deposits	317,291	26.2%	282,616	25.5%
National time deposits	173,440	14.3%	142,391	12.8%
Total deposits	$1,208,784	100.0%	$1,110,077	100.0%

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

As of September 30, 2018, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized gain of $232 thousand was recognized in accumulated other comprehensive income during the nine months ended September 30, 2018, with a corresponding amount reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There were no interest rate swaps designated as a cash flow hedge outstanding at December 31, 2017.

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

At September 30, 2018, advances from the FHLB were $102.4 million compared to $121.5 million at December 31, 2017.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago.  The Company also has a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line of credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line of credit also bears a non-usage fee of 0.275% per annum.  The line of credit did not have an outstanding balance as of September 30, 2018.

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

On September 17, 2018, the Company closed its offer to exchange (the “Exchange Offer”) up to $30,000,000 aggregate principal amount of its outstanding 5.875% fixed-to-floating rate subordinated notes due 2028, which were issued in a private placement to certain institutional investors, for a like principal amount of its new 5.875% fixed-to-floating rate subordinated notes due 2028 registered under the Securities Act of 1933, as amended.  One-hundred percent of the privately placed 5.875% fixed-to-floating rate subordinated notes due 2028 were tendered for exchange in the Exchange Offer.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $8.3 million and $11.4 million for the nine months ended September 30, 2018 and 2017, respectively.  Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $131.9 million and $89.9 million for the nine months ended September 30, 2018 and 2017, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $106.8 million and $107.6 million for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $184.5 million, or 12.32% of adjusted average total assets, which is above the minimum level to be well-capitalized of $74.9 million, or 5.0% of adjusted average total assets, and total risk-based capital of $201.2 million, or 14.96% of risk-weighted assets, which is above the minimum level to be well-capitalized of $134.4 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At September 30, 2018, there were $97.5 million of retained earnings available for the payment of dividends by the Bank to the Company.  Management believed liquidity to be sufficient as of September 30, 2018.

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

As of September 30, 2018, there were no other significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning September 30, 2018 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$57,700	28.51%	$110,300	26.93%
+200 bps	51,300	14.25%	98,500	13.35%
+100 bps	48,000	6.90%	92,500	6.44%
Base	44,900	0.00%	86,900	0.00%
-100 bps	41,700	(7.13)%	80,900	(6.90)%
-200 bps	37,800	(15.81)%	72,600	(16.46)%

As of September 30, 2018, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Our economic value of equity analysis as of September 30, 2018 is set forth below. The impact on our economic value of equity under all scenarios referenced in the table below are within policy guidelines.

Rate Shift (1)	Economic Value of Equity	% Change
	(dollars in thousands)
+400 bps	$219,000	10.61%
+200 bps	212,000	7.07%
+100 bps	206,000	4.04%
Base	198,000	0.00%
-100 bps	187,000	(5.56)%
-200 bps	170,000	(14.14)%
(1)	The calculated changes assume an immediate and proportional shock of the static yield curve.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A prolonged period of weakness in the agricultural economy could result in an increase in agricultural defaults and impaired assets.

The agricultural economy in the Midwest, including Wisconsin, has declined over the past several years.  In particular, milk prices have generally declined since 2014.  A prolonged period of weakness in the agricultural economy could result in a decrease in demand for loans or other products and services offered by us, an increase in agricultural loan delinquencies and defaults, an increase in impaired assets and foreclosures, a decline in the value of our loans secured by real estate, and an inability to sell foreclosed assets.  The effects of a prolonged period of a weakened agricultural economy could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended September 30, 2018.

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

County Bancorp, Inc.

Date: November 8, 2018	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: November 8, 2018	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)