Form 10-K
period 2018-12-31
County Bancorp, Inc.
filed 2019-03-14
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-36808

COUNTY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1850431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 S. 44th Street, Manitowoc, WI	54221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 686-9998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Emerging growth company ☒	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $142,291,600

As of March 14, 2019, 6,709,480 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of County Bancorp, Inc. for its 2019 annual meeting of shareholders are incorporated by reference into Part III hereof to the extent indicated in such Part.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

2018 FORM 10-K

PART I

ITEM 1. BUSINESS

General

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly owned subsidiary bank, Investors Community Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2018, we had total assets of approximately $1.5 billion. For additional financial information, see our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Investors Community Bank

Investors Community Bank is a Wisconsin state bank originally chartered in 1997, and headquartered in Manitowoc, Wisconsin. The Bank is an independent community bank offering a full range of financial services focusing on the needs of agricultural businesses statewide, with a primary focus on dairy-related lending with lending relationships in 59 of Wisconsin’s 72 counties.  We also serve business customers throughout Wisconsin but primarily are focused in northeastern and central Wisconsin.  Our customers are served from our full-service branches in Manitowoc, Appleton, Green Bay, and Stevens Point, and our loan production offices in Darlington, Eau Claire, Fond du Lac, and Sheboygan.

Subsidiaries

In addition to the Bank, we have three wholly owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, which are Delaware statutory trusts which were formed for the purpose of issuing trust preferred securities.  The Bank is the sole member of Investors Insurance Services, LLC, which provides crop insurance and milk margin products to the agricultural sector of Wisconsin, and ABS 1, LLC, which holds real estate and personal property for sale that was obtained through repossession, both of which are Wisconsin limited liability companies.  During 2017, the Bank dissolved ICB Investment Corp., its former subsidiary, and distributed its assets to the Bank.

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

Market

Our agricultural banking business, which is primarily dairy-related, extends throughout Wisconsin.  We had lending relationships in 59 of the state’s 72 counties as of December 31, 2018. We also serve business customers throughout Wisconsin with a focus on northeastern and central Wisconsin.

The economy in Wisconsin represents a diverse range of industries, including manufacturing, trade, agriculture, professional and business services, finance and insurance, and government industries.  According to the Bureau of Economic Analysis, the broader Wisconsin economy is growing at a pace on par with that of the United States as a whole, and the overall unemployment rate was a sixteen-year low and below the national rate of unemployment for all of 2018.

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

According to the Wisconsin Milk Marketing Board, since 1990, the average consumption of cheese has increased 43%, and the average consumption of yogurt has increased 277%.   According to the USDA, in 2016, Wisconsin was the home of 23% of all U.S. dairy farms. We believe the available customer base, the increasing demand for agricultural products and changing agricultural industry dynamics will continue to drive the need for agricultural banking services. Furthermore, the broader business banking environment in Wisconsin continues to grow. We believe the Bank is well positioned to continue serving the banking needs of agricultural and business banking customers throughout Wisconsin.

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

The revenues of the Bank are primarily derived from interest on loans and fees received in connection with loans, interest and dividends on its investment securities, and non-interest income primarily generated from loan sales and loan servicing rights. The principal sources of funds for the Bank’s lending activities are deposits (primarily consumer deposits and brokered deposits), loan repayments, and income on and proceeds from the sale of investment securities. The Bank’s principal expenses are interest paid on deposits and operating and general administrative expenses. The Bank also generates non-interest income from Investors Insurance Services, LLC, which is a wholly owned subsidiary of the Bank. Investors Insurance Services, LLC provides crop insurance and milk margin products to the agricultural sector of Wisconsin.

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

Lending Activities

Loans

A significant source of our revenues is the interest earned on the Bank’s loan portfolio.  At December 31, 2018, our total assets were $1.5 billion and our total loans were $1.2 billion, or 79.4% of total assets.  At December 31, 2017, our total assets were $1.4 billion and our total loans were $1.1 billion, or 82.2% of total assets.  At December 31, 2016, our total assets were $1.2 billion and our total loans were $1.0 billion, or 82.9% of total assets. The increase in total loans from December 31, 2017 to December 31, 2018 was $58.3 million, or 5.1%.  The increase in total loans from December 31, 2016 to December 31, 2017 was $118.5 million, or 11.5%.  For the periods indicated below, the net change in total loans (excluding the allowance for loan losses) was as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Total loans:
Balance, beginning of period	$1,148,951	$1,030,486	$748,189
Loan originations, net of repayments	126,319	149,201	244,542
Loans acquired, net of repayments	—	—	121,265
Less: Loans sold, net of repayments	(60,591)	(23,702)	(81,031)
Less: Loans charged-off, net	(1,280)	(1,904)	(1,670)
Less: Transfers to other real estate owned	(6,104)	(5,130)	(809)
Balance, end of period	$1,207,295	$1,148,951	$1,030,486

For more information about our loan portfolio, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2018 and 2017 —Net Loans.”

Lending activities are conducted pursuant to a written policy adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type, size, and risk classification, must be reviewed and approved by the management loan committee or the board loan committee.

The composition of our loan portfolio was as follows as of the dates indicated:

	As of December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agricultural loans	$724,508	60.0%	$686,430	59.7%	$624,632	60.6%
Commercial real estate loans	299,212	24.8%	292,704	25.5%	270,475	26.3%
Commercial loans	116,460	9.7%	114,332	10.0%	89,944	8.7%
Residential real estate loans	66,843	5.5%	55,138	4.8%	45,276	4.4%
Installment and consumer other	272	0.0%	347	0.0%	159	0.0%
Total loans	$1,207,295	100.0%	$1,148,951	100.0%	$1,030,486	100.0%
Less: Allowance for loan losses	(16,505)		(13,247)		(12,645)
Net loans	$1,190,790		$1,135,704		$1,017,841

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

We originate and maintain large credit relationships with a number of customers in the ordinary course of our business. We have established a formal, internal lending limit on loans to one borrower of $8 million, which is significantly lower than our legal lending limit of approximately $35.7 million as of December 31, 2018. Exceptions to this internal limit may be approved by the Board in the case of particularly strong credits. As of December 31, 2018, 27 relationships exceeded our internal lending limit with total combined credit risk exposure of $298.5 million, or 146% of total risk-based capital; and 15 of these relationships exceeded $10 million, with the largest being $20.8 million.

Loan Underwriting

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. We believe an important measurement for monitoring overall credit quality of our loan portfolio is the ratio of non-performing assets to total assets as nonperforming loans may ultimately progress to other real estate owned (“OREO”). Accordingly, the initial underwriting of loans is vital. Our ratios of non-performing assets to total assets as of December 31, 2018, December 31, 2017, and December 31, 2016 were 1.94%, 1.15%, and 1.84%, respectively. We have customized our loan underwriting to reflect the risks that are specific to each product type as described below.

Agricultural Lending. Our agricultural banking team consists of bankers who all grew up on farms in Wisconsin, which provides a solid understanding of the nuances of the industry. As of the date of this filing, we have eleven agricultural banking officers driving the relationships with our customers, as well as five crop insurance sales representatives. Our philosophy is to bring the Bank to the customer, and most contacts are made on the farm. We believe the deep relationships our team has with our agricultural customers, and the value each team member provides given his or her strong agricultural roots, creates a barrier to entry for our competitors. We believe this regular personal contact with our customers provides a high level of service and allows our bankers to monitor our credits more effectively.

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

Commercial Lending. Our commercial and industrial loans (“commercial loans”) are offered by business bankers who, as a group, have extensive experience in making commercial loans. Our commercial loan portfolio is comprised of conventional term loans, lines of credit and government guaranteed loans, primarily Small Business Administration (“SBA”) loans. These loans have either adjustable or fixed rates typically with terms of five years or less, although terms are generally longer with SBA guarantees. Commercial loans are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory, as well as personal guarantees of the principals. The availability of funds for the repayment of commercial loans is substantially dependent on the success of the business itself, which is subject to adverse economic conditions.

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

Consumer Lending. At this time, we do not originate consumer, personal, and residential real estate loans; however, we do continue to service legacy loans. These loans are most often collateralized by primary residences, secondary residences, automobiles and recreational vehicles. Consumer loans are priced at prevailing market rates and are made to the individuals responsible for making the scheduled payments. Consumer and personal loans generally have a term of five years or less, with amortizations that match the useful life of the assets being financed. Consumer loans represented less than 0.1% of our overall loan portfolio as of December 31, 2018.

Concentrations. Loan concentrations are defined as amounts loaned to multiple borrowers engaged in similar activities that could cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2018, 2017, and 2016, there was a concentration of agricultural real estate and agricultural production loans, which together comprised approximately 60.0%, 59.7%, and 60.6% of our loan portfolio on such dates, respectively.  There was also a concentration of commercial real estate loans at December 31, 2017 and 2016, which comprised approximately 25.5% and 26.3%, respectively, of our loan portfolio on such dates.  Other than as previously described, there were no concentrations of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 25% of total loans at December 31, 2018, 2017, or 2016.

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

The following table shows the total portfolio of loans and loans serviced as of the dates indicated below:

	As of December 31,
	2018	2017	2016
	(dollars in thousands)
Total loans:	$1,207,295	$1,148,951	$1,030,486
Less: Non-qualified loan sales included below	(827)	(1,258)	(1,963)
Loans serviced:
Agricultural	623,725	575,328	562,843
Commercial	35,832	22,102	11,038
Commercial real estate	1,700	3,236	3,083
Total loans serviced	661,257	600,666	576,964
Total loans and loans serviced	$1,867,725	$1,748,359	$1,605,487

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. OREO properties are recorded on the balance sheet at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. Our OREO increased during 2018; with the stress of the agricultural economy, we experienced default with four agricultural properties in 2018.  At December 31, 2018, December 31, 2017, and December 31, 2016, we had OREO of $6.6 million, $5.0 million, and $3.2 million, respectively.

Loans on nonaccrual status, OREO, and certain other related information was as follows as of the dates indicated:

	As of December 31,
	2018		2017		2016
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(dollars in thousands)
Total loans on nonaccrual status	$22,983	2.00%	$11,559	1.01%	$20,107	1.95%
Other real estate owned (1)	6,568	0.57%	4,565	0.40%	2,763	0.27%
Total non-performing assets	$29,551	2.57%	$16,124	1.40%	$22,870	2.22%
Loans past due 30-89 days	$1,429	0.12%	$1,540	0.13%	$670	0.07%
As a percent of total assets:
Total non-performing loans		1.64%		0.83%		1.62%
Total non-performing assets		2.11%		1.15%		1.84%
Allowance for loan losses as a percent of:
Total assets		1.09%		0.95%		1.02%
Non-performing loans		71.81%		114.60%		62.89%

(1)	2017 and 2016 exclude $0.4 million of bank property transferred from premises and equipment which is not considered a non-performing asset.

At December 31, 2018, loans 30 to 89 days delinquent consisted of three customer relationships, which totaled $1.4 million. Management continually evaluates the collectability of its non-performing loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off, and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of non-performing and past-due loans, and changes in the size and composition of the loan portfolio.

Provision for loan losses for the years ended December 31, 2018, 2017, and 2016 totaled $3.2 million, $2.3 million, and $3.0 million, respectively. For the year ended December 31, 2018, net loans recovered totaled $63 thousand.  For the years ended December 31, 2017 and 2016, net loans charged off totaled $1.7 million and $719 thousand, respectively.  At December 31, 2018, 2017, and 2016, we had non-performing loans (i.e., nonaccrual loans and loans 90 days or more past due) of $23.0 million, $11.6 million, and $20.1 million, respectively. Considering the nature of our loan portfolio, management believed that the allowance for loan losses at December 31, 2018 was adequate.

The activity in our allowance for loan losses was as follows as of the dates and for the periods indicated below:

	For the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$13,247	$12,645	$10,405
Actual charge-offs	(1,280)	(1,904)	(1,670)
Less: Recoveries	1,343	176	951
Net loan (charge-offs) recoveries	63	(1,728)	(719)
Provision for loan losses	3,195	2,330	2,959
Balance, end of period	$16,505	$13,247	$12,645

Deposit Activities

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. As of December 31, 2018, 2017, and 2016, the distribution by type of deposit accounts was as follows:

	As of December 31,
	2018		2017		2016
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Time deposits	$356,484	29.1%	$302,004	27.2%	$263,688	27.0%
National deposits	160,445	13.1%	142,391	12.8%	140,979	14.4%
Brokered deposits	308,504	25.2%	282,616	25.5%	193,613	19.8%
Money market accounts	218,929	17.9%	199,118	17.9%	206,435	21.1%
Demand, noninterest-bearing	121,436	9.9%	125,584	11.3%	118,657	12.1%
NOW accounts and interest checking	51,779	4.2%	51,613	4.6%	48,727	5.0%
Savings	5,770	0.5%	6,751	0.6%	5,419	0.6%
Total deposits	$1,223,347	100.0%	$1,110,077	100.0%	$977,518	100.0%

Our deposits increased during 2018, from $1.1 billion at December 31, 2017 to $1.2 billion at December 31, 2018, an increase of $113.3 million, or 10.2%, primarily the result of increased time, national, and brokered deposits as well as money market accounts.  Our deposits during 2017 increased $132.6 million, or 13.6%, to $1.1 billion at December 31, 2017 from December 312016, primarily as a result of increases in time and brokered deposits.

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Brokered and Other Deposits

We use various funding sources including: (i) core deposits consisting of traditional bank deposit products, such as demand deposits, money market accounts and certificates of deposit, and (ii) wholesale funds consisting of brokered deposits, national certificates of deposit and Federal Home Loan Bank of Chicago (the “FHLB”) advances. Wholesale funding is used to supplement normal deposit accumulation by us and to assist in asset liability management. We use brokered deposits to obtain non-putable deposits (except for death and incompetence) with maturities and options that assist in the management of various balance sheet interest rate risks. These deposits may have a higher or lower interest rate than deposits obtained locally.  Brokered deposit balances were $308.5 million, $282.6 million, and $193.6 million, at December 31, 2018, 2017, and 2016, respectively.

FDIC regulations limit the ability of certain insured depository institutions under certain conditions to accept, renew, or roll over brokered deposits at rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  As of December 31, 2018, 2017, and 2016, the Bank met the definition of a “well capitalized” depository institution.

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

The following table sets forth the maturity of time deposits, including brokered time deposits, as of December 31, 2018, 2017, and 2016:

	As of December 31,
	2018	2017	2016
	(dollars in thousands)
3 months or less	$93,881	$78,061	$88,237
Over 3 through 12 months	285,256	189,496	156,168
Over 1 year through 3 years	361,823	312,782	204,629
Over 3 years	64,214	126,161	147,531
Total	$805,174	$706,500	$596,565

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

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by our officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and locations of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.  Based on data from the FDIC, as of June 30, 2018 (the most recent data available), the Bank held 42.9% of deposits in Manitowoc County, 10.0% in Portage County, 3.3% in Outagamie County, and 0.8% in Brown County.

Employees

At March 1, 2019, we had 142 full-time employees and 24 part-time employees.  Our employees are not represented by a collective bargaining unit.  We consider our relations with our employees to be excellent.

Supervision and Regulation

General

FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Company’s primary regulator,  the Federal Reserve, the Bank’s state regulator, the WDFI, and its primary federal regulator, the FDIC, as well as the Consumer Financial Protection Bureau (“CFPB”), as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like the Company, and for large banks with assets of more than $50 billion that were considered systemically important under the Dodd-Frank Act solely because of size. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex.  For a discussion of capital requirements, see “—The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests, name a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects their earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks.  The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. While holding companies with consolidated assets of less than $3 billion, like the Company, are considered small bank holding companies for this purpose, the Company has securities registered with the SEC and that disqualifies us from taking advantage of the relief. Banking organizations became subject to the Basel III Rule on January 1, 2015 and its requirements were fully phased-in as of January 1, 2019.

The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased-in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

As of December 31, 2018: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

The Potential for Community Bank Capital Simplification.  Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided a potential Basel III “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion.  Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%.  On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized.  Under the proposal, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.

The Company is in the process of considering the CBLR proposal and will await the final regulation to determine whether it will elect the framework.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “--The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. The Company has been subject to the complex consolidated capital requirements of the Basel III Rule since the U.S. federal banking agencies approved its implementation effective January 1, 2015.  Only qualifying small bank holding companies were excluded from compliance with the Basel III Rule by virtue of the Federal Reserve’s “Small Bank Holding Company Policy Statement”. Prior to 2018, the Company’s assets were in excess of the maximum permitted in the definition of a small bank holding company for this purpose; however, the Regulatory Relief Act expanded the category of holding companies that may rely on the policy statement by raising the maximum amount of assets they may hold to $3 billion, and the Federal Reserve issued an interim final rule, effective August 30, 2018, to bring the policy statement in line with the law. As a result, qualifying holding companies with assets of less than $3 billion are not subject to the capital requirements of the Basel III Rule and are deemed to be “well-capitalized”. However, one of the qualifications for this treatment is that the holding company not have securities registered with the SEC. The Company is a publicly reporting company and has shares registered with the SEC.  As such, the Company does not meet the qualifications of the Small Bank Holding Company Policy Statement. For a discussion of capital requirements, see “—the “Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Wisconsin corporation, the Company is subject to the limitations of Wisconsin law, which allows it to pay dividends unless, after giving it effect, any of the following would occur: (i) the Company would not be able to pay the Company’s debts as they become due in the usual course of business or (ii) the total assets would be less than the sum of its total liabilities plus any amount that would be needed if the Company were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank

General. The Bank is a Wisconsin state-chartered bank.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category.  As a Wisconsin-chartered FDIC-insured bank, The Bank is subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act is based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.

Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency.  The amount of the assessment is calculated on the basis of the Bank’s total assets.  During the year ended December 31, 2018, the Bank paid supervisory assessments to the WDFI totaling approximately $66 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank.  Under Wisconsin law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount they consider expedient. The board of directors must provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the division.  The FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer.  See “—The Role of Capital” above.

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

Safety and Soundness Standards/Risk Management.  The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk, incentive compensation and cybersecurity are critical sources of risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.

Anti-Money Laundering. The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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

As of December 31, 2018, the Bank did not exceed these guidelines.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”  The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.

The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	any negative perception of our reputation or financial strength;
•	our ability to raise additional capital on acceptable terms when needed;
•	changes in laws or government regulations or policies affecting financial institutions, including increased costs of compliance with such laws and regulations;
•	changes in accounting policies and practices;
•	our ability to retain key members of our senior management team;

•	the failure or security breaches of computer systems on which we depend;
•	the ability of key third-party service providers to perform their obligations to us;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and
•	each of the factors and risks identified in the “Risk Factors” section included under Item 1A. of Part I of our most recent Annual Report on Form 10-K.

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

Risk Factors

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Forward-Looking Statements” above, you should carefully consider the risks described below. If any of the events highlighted in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC and this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

We are subject to specific market risks due to our focus on agricultural lending.

We primarily concentrate our lending activities in the state of Wisconsin, which has a significant agricultural economy. Historically, our senior management’s primary business lending experience has been in agricultural lending, with a specific expertise in and focus on dairy and dairy-related businesses. Although we attempt to maintain a diversified customer base and a diversified loan portfolio, we are more heavily dependent upon the agricultural economy than a typical commercial bank. At December 31, 2018, agricultural loans comprised $724.5 million, or approximately 60.0%, of our total loan portfolio, and the Bank also serviced an additional $624.7 million of agricultural loans, which generated approximately $6.1 million of servicing fee income.

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

•

Governmental Policies and Regulations. Our agricultural loans are dependent on the profitable operation and management of the farm properties securing the loans and their cash flows, and government policies and regulations (including the availability of price supports for crops and other agricultural products (in particular, milk), subsidies, tariffs, trade agreements, or government-sponsored crop insurance) are outside the control of our borrowers and may affect the successful operation of a farm.

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

Our lending is primarily to borrowers located or doing business in Wisconsin. Furthermore, at December 31, 2018, we had certain loan-type concentrations of credit risk, specifically in agricultural lending, which are described in more detail in the section of this Form 10-K entitled “Item 1 - Business—Lending Activities” and “Item 1 - Business—General—Market.” Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent upon agriculture, we could be disproportionately affected by changes in the agricultural industry relative to others because these high concentrations present a risk to our lending operations. If any of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans, our allowance for loan losses, and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2018, approximately 60.0% of our total loan portfolio was comprised of agricultural loans. Volatility in certain commodity prices, including milk, could adversely impact the ability of those borrowers to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated. For the 16-year period ended December 31, 2018, the per-year average Class III milk price (a weighted average price of all uses of milk in a particular milk order) in the United States paid to producers has ranged from an average low price of $11.36 per hundredweight (cwt) in 2009 to an average high price of $22.34 per cwt in 2014, according to the University of Wisconsin - Madison.  During 2018, the Class III milk price was an average of $14.61 per cwt.  “Hundredweight” or “cwt” is a measure equal to 100 pounds of milk shipped.  A decrease in milk prices may result in an increase in the number of non-performing loans in our agricultural portfolio, which could have a material adverse effect on our financial condition, earnings and capital.

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

Over the past year, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued and continue to threaten retaliatory tariffs against products from the United States, including agricultural products, and additional tariffs and retaliatory tariffs may be imposed in the future by these and other countries.  In particular, Mexico imposed retaliatory tariffs on cheese from the United States, among other goods. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products and dairy products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future.

Our business is significantly dependent on the real estate markets where we operate, as a large portion of our loan portfolio is secured by real estate.

At December 31, 2018, approximately 60.2% of our aggregate loan portfolio, comprising our agriculture real estate loans (including agricultural construction loans), commercial real estate loans and residential real estate loans, was primarily secured by interests in real estate predominantly located in Wisconsin.  Additionally, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in Wisconsin may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside our control and the control of our borrowers, including national and local economic conditions generally. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in Wisconsin could increase the credit risk associated with our loan portfolio and cause an increase in the number of loan delinquencies, defaults and charge-offs.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2018, $415.7 million, or approximately 34.4%, of our loan portfolio consisted of commercial real estate and commercial loans. Given their generally larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate.  For commercial real estate loans, the principal risk is that repayment is generally dependent on income from tenant leases being generated in amounts sufficient to cover operating expenses and debt service.  For commercial loans, the principal risk is that repayment is generally dependent upon the successful operation of the borrower’s business.  If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our operating results.

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

At December 31, 2018, our allowance for loan losses totaled $16.5 million, which represented 1.4% of gross loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, and could decrease our net income or reduce our capital.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2018, brokered deposits represented approximately 25.2% of our total deposits and equaled $308.5 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits.  In addition, banks not considered to be “well capitalized” are subject to a cap on interest rates paid to depositors as published by the FDIC. Such depositor interest rate caps could impede our ability to raise local deposits to replace brokered deposits no longer available if we were not considered to be “well capitalized.”  If brokered deposits become more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on the FHLB borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans, potentially at a time when pricing may be unfavorable, which may increase our funding costs and reduce our net interest income and net income.  There can be no assurance that brokered deposits will be available or, if available, sufficient to support our continued growth.

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

Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. These obligations increase our operating expenses and could divert management’s attention from other aspects of our business.  We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, Dodd-Frank

Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Market, except for such requirements that we may elect not to comply with during the period we are an emerging growth company, which could require us to further upgrade our systems and/or hire additional staff, which would increase our operating costs. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs may cause us to incur losses. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in Item 1 of this Form 10-K in the section captioned “Supervision and Regulation.” Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a bank holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies and to impose additional restrictions on the activities of bank and bank holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, additional restrictions on our activities, and/or damage to our reputation, which could have a material adverse effect on us.  Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

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

The Company’s only source of funds to pay dividends is dividends or other distributions it may receive directly from the Bank. The Company’s payment of dividends in the future, if any, will be subject to legal, regulatory and contractual restrictions (including with respect to junior subordinated debentures (and related trust preferred securities (“TruPS”)), which are senior to our shares of preferred and common stock and have a preference on dividends and with respect to our subordinated notes, which restrict the payment of dividends upon an event of default under the notes), and will also depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Dividends are payable on shares at the discretion of our board of directors, subject to the provisions of the Wisconsin Business Corporation Law, and any regulatory restrictions.

Our stock is relatively thinly traded.

Although our common stock is traded on the Nasdaq Global Market, the average daily trading volume of our common stock is relatively small compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively small trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, government shutdowns, trade wars, Brexit, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

Although the Company’s common stock is quoted on The Nasdaq Global Market, the volume of trades on any given day has been limited historically, as a result of which shareholders might not have been able to sell or purchase the Company’s common stock at the volume, price or time desired.  In June 2016, the Company’s common stock was added to the Russell 3000® Index based on the total market value of shares outstanding.  Inclusion in this index may have positively impacted the price, trading volume, and liquidity of the Company’s common stock, in part, because index funds or other institutional investors often purchase securities that are in this index. There can be no assurance that the Company’s common stock will remain in that index. If the Company’s common stock is removed from the Russell 3000® Index for any reason, including as a result of a decrease in the total market value of the Company’s outstanding shares, holders attempting to track the composition of that index will be required to sell the Company’s common stock, which could cause a material decrease in the price at which the Company’s common stock trades.

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

A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, including the recent partial shutdown of the U.S. government which ended on January 25, 2019.  Of particular impact to the Company are the operations pertaining to the SBA, the USDA Farm Service Agency (FSA) and the FDIC.  Any such failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA or FSA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.

In addition, many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters in Manitowoc, Wisconsin, and branches in Manitowoc, Stevens Point, and Green Bay, Wisconsin and leases its other locations.  The following table provides information related to our leased locations:

Location	Function	Lease Expiration Year
Appleton, WI	Full service banking location	2020
Darlington, WI	Loan production office	2021
Eau Claire, WI	Loan production office	2020
Fond du Lac, WI	Loan production office	2020
Sheboygan, WI	Loan production office	2020

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

Holders

We had approximately 305 shareholders of record at March 15, 2019.  The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We pay quarterly dividends on our common stock, and in 2018, our board of directors declared dividends totaling $0.28 per share.  On February 21, 2019, our Board of Directors declared a quarterly dividend totaling $0.05 per share for shareholders of record as of March 8, 2019.

Although we expect to pay dividends according to our dividend policy as of the date of this report, we may elect not to pay dividends. Any declarations of dividends will be at the discretion of our board of directors, therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Executive Overview

We are the holding company for Investors Community Bank, which is headquartered in Manitowoc, Wisconsin. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, residential real estate and installment and consumer loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our net income, net interest margin, efficiency ratio, return on average assets, return on average common shareholders’ equity, earnings per share, and non-performing assets to total assets. We must also maintain appropriate regulatory leverage and risk-based capital ratios. The following table sets forth the key financial metrics we use to measure our performance.

	For the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share data)
Net income	$14,251	$10,425	$10,694
Net interest margin	2.91%	3.11%	3.35%
Efficiency ratio (1)	54.42%	54.63%	53.72%
Return on average assets	0.96%	0.80%	0.98%
Return on average common shareholders' equity (1)	9.74%	7.77%	9.51%
Basic earnings per share	$2.06	$1.52	$1.65
Diluted earnings per share	$2.04	$1.49	$1.61
Non-performing asset to total assets (2)	1.94%	1.15%	1.84%
Adverse classified coverage (1)	57.12%	51.57%	32.08%
Dividend payout ratio	13.73%	16.11%	12.42%
Equity to assets ratio	10.00%	10.09%	10.56%

(1)	This measure is not recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See below for a reconciliation of this measure to its most directly comparable GAAP measure.
(2)	Non-performing assets consist of nonaccrual loans and other real estate owned.
	For the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$28,283	$25,992	$24,146
Less: net loss on sales and write-downs of OREO	(642)	(552)	(358)
Adjusted non-interest expense (non-GAAP)	$27,641	$25,440	$23,788

Net interest income	$41,955	$38,885	$35,567
Non-interest income	8,833	7,653	8,715
Less: net loss on sales of securities	—	31	—
Operating revenue	$50,788	$46,569	$44,282
Efficiency ratio	54.42%	54.63%	53.72%

	For the Year Ended December 31,
	2018	2017	2016
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	9.50%	7.58%	8.99%
Effect of excluding average preferred shareholders' equity	0.24%	0.19%	0.52%
Return on average common shareholders' equity	9.74%	7.77%	9.51%

	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Adverse classified asset ratio:
Substandard loans	$120,887	$83,226	$54,616
Less: Non-impaired restructured loans	(5,078)	(1,072)	(4,300)
Net substandard loans	$115,809	$82,154	$50,316
Other real estate owned	6,568	4,565	2,763
Substandard unused commitments	1,625	799	1,592
Less: Substandard government guarantees	(7,111)	(4,289)	(6,779)
Total adverse classified assets (non-GAAP)	$116,891	$83,229	$47,892

Total equity (Bank)	$185,458	$146,937	$135,777
Accumulated other comprehensive loss on available for sale securities	2,221	627	370
Allowance for loan losses	16,505	13,247	12,645
Allowance for unused commitments	475	564	485
Adjusted total equity (non-GAAP)	$204,659	$161,375	$149,277
Adverse classified asset ratio	57.12%	51.57%	32.08%

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Those significant accounting policies that we consider to be most critical are described below. Our policies with respect to the methodology for the determination of goodwill, allowance for loan losses, OREO and fair value of financial instruments involve a degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact our results of operations. These critical policies and their application are reviewed with the board of directors annually and prior to any change in policy.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and is included as an asset on the consolidated balance sheets. Goodwill is not amortized but is subject to impairment tests on at least an annual basis.

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Goodwill was $5.0 million at December 31, 2018 and 2017.

During the fourth quarter of 2018, the market value of our stock price dropped below our tangible book value.  We engaged a third party to assist the Company in determining the fair value of the Company as a single reporting unit pursuant to Step 1 of the

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35 (the “Step 1 Analysis”) as of December 31, 2018.  The Step 1 Analysis included an Income and Market Approaches.  The Income Approach used as discounted cash flow method.  This method estimates value by forecasting income for a forecast period and estimates the terminal value.  These amounts were then discounted back to December 31, 2018.  The Market Approach used the market value of equity to tangible book value multiple of similar  publicly traded commercial banks (e.g. total tangible assets, pre-tax return on average assets, located in the Midwest).  The Market Approach also includes the acquisition price/tangible book value multiple on similar sized banks in the Midwest occurring after January 1, 2017.  More weighting was placed on the Income Method.   Through the Step 1 Analysis it was determined there was no impairment charge to goodwill in the year ended December 31, 2018.   Goodwill is included on the consolidated balance sheets.  The future value of Goodwill could be impacted by the Company’s future earnings, largely related to unanticipated losses from the Company’s loan portfolio.

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

JOBS Act Transition Period

The Jumpstart Our Business Startups (JOBS) Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, as an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period.

Comparison of Financial Condition at December 31, 2018 and 2017

Total Assets.  Total assets increased $123.8 million, or 8.9%, from $1.4 billion at December 31, 2017 to $1.5 billion at December 31, 2018.  The increase was primarily the result of loan growth of $58.3 million and net security purchases of $69.9 million, which were partially the result of $30 million of subordinated notes that were issued by the Company on May 30, 2018.

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

Net Loans.  Total net loans increased by $55.1 million, or 4.9%, from $1.1 billion at December 31, 2017 to $1.2 billion at December 31, 2018.  The increase was the result of a 5.5% increase in our agricultural portfolio, a 2.2% increase in our commercial real estate portfolio, a 1.9% increase in our commercial portfolio, and a 21.2% increase in our residential real estate loans which include multi-family housing projects.

Total net loans increased by $117.9 million, or 11.6%, from $1.0 billion at December 31, 2016 to $1.1 billion at December 31, 2017.  The increase was primarily attributed to a 9.9% increase in our agricultural portfolio, an 8.2% increase in our commercial real estate portfolio, and a 27.1% increase in our commercial portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$724,508	60.0%	$686,430	59.7%	$624,632	60.6%	$499,320	66.8%	$415,164	64.1%
Commercial real estate loans	299,212	24.8%	292,704	25.5%	270,475	26.3%	161,741	21.6%	137,517	21.2%
Commercial loans	116,460	9.7%	114,332	10.0%	89,944	8.7%	51,978	6.9%	53,745	8.3%
Residential real estate loans	66,843	5.5%	55,138	4.8%	45,276	4.4%	34,631	4.6%	40,885	6.3%
Installment and consumer other	272	0.0%	347	0.0%	159	0.0%	519	0.1%	811	0.1%
Total gross loans	$1,207,295	100.0%	$1,148,951	100.0%	$1,030,486	100.0%	$748,189	100.0%	$648,122	100.0%
Allowance for loan losses	(16,505)		(13,247)		(12,645)		(10,405)		(10,603)
Net Loans	$1,190,790		$1,135,704		$1,017,841		$737,784		$637,519

The following table sets forth loan origination activity for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Total gross loans:
Balance, beginning of period	$1,148,951	$1,030,486	$748,189	$648,122	$569,138
Loan originations, net of repayments	126,319	149,201	244,542	170,144	96,117
Loans acquired, net of repayments	—	—	121,265	—	—
Less: Loans sold, net of repayments	(60,591)	(23,702)	(81,031)	(66,640)	(15,165)
Less: Loans charged-off, net	(1,280)	(1,904)	(1,670)	(1,907)	(647)
Less: Transfers to other real estate owned	(6,104)	(5,130)	(809)	(1,530)	(1,321)
Balance, end of period	$1,207,295	$1,148,951	$1,030,486	$748,189	$648,122

The majority of our loan participations and sales relate to agricultural customers. When customers request additional funding, generally for expansion of their operations, the existing loan participations are usually repurchased, with the consent of the participating institution, to allow for repackaging of the loans. This allows the new loans, including the additional funding, to be re-participated at a later time. The decision to re-participate a loan is dependent on many factors, including in-house lending limits and longer-term interest rate options provided to the borrower. As reflected by the balances of “Loans sold, net of repayments,” we increased the amount of loans we participated in 2018 in an effort to improve our loan-to-deposit ratio and reduce our reliance on wholesale funding.

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

The loan servicing portfolio is shown below:

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Total loans:	$1,207,295	$1,148,951	$1,030,486	$748,189	$648,122
Less: Non-qualified loan sales included below	(827)	(1,258)	(1,963)	(3,945)	(8,894)
Loans serviced:
Agricultural	623,725	575,328	562,843	480,133	413,933
Commercial	35,832	22,102	11,038	11,080	10,419
Commercial real estate	1,700	3,236	3,083	4,720	4,941
Total loans serviced	661,257	600,666	576,964	495,933	429,293
Total loans and loans serviced	$1,867,725	$1,748,359	$1,605,487	$1,240,177	$1,068,521

Loan Maturity. The following table sets forth certain information at December 31, 2018 regarding scheduled contractual maturities during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	As of December 31, 2018
	Due In One Year or Less	More Than One Year to Five Years	Due After Five Years	Total
	(dollars in thousands)
By Loan Portfolio Class:
Agricultural	$576,801	$101,881	$45,826	$724,508
Commercial real estate	72,038	147,814	79,360	299,212
Commercial	52,829	45,370	18,261	116,460
Residential real estate	16,098	44,919	5,826	66,843
Installment and consumer other	262	4	6	272
Total loans	$718,028	$339,988	$149,279	$1,207,295
By Interest Rate Type:
Fixed	$396,948	$295,920	$98,663	$791,531
Adjustable loans at floor	50	294	3	347
Adjustable	321,030	43,675	50,712	415,417
Total loans	$718,028	$339,889	$149,378	$1,207,295

Securities. Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, and U.S. Government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased by $69.9 million, or 55.5%, from $126.0 million at December 31, 2017 to $195.9 million at December 31, 2018, due to additional security purchases of $96.1 million, which was partially offset by $23.4 million of normal maturities and paydowns during 2018.

Securities increased to $126.0 million at December 31, 2017 from $123.4 million at December 31, 2016, primarily as the result of additional security purchases of $53.1 million, which were partially offset by $21.1 million of security sales and $28.1 million of normal maturities and paydowns during 2017.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31, 2018		December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$34,985	$34,520	$33,949	$33,765	$45,638	$45,456
Mortgage-backed securities	157,147	154,603	88,242	87,309	73,648	73,308
U.S. Government and agency securities	4,368	4,331	4,874	4,956	1,000	1,000
U.S. treasury securities	2,497	2,491	—	—	—	—
Asset-backed securities	—	—	—	—	3,761	3,673
Total available for sale	$198,997	$195,945	$127,065	$126,030	$124,047	$123,437

At December 31, 2018 and 2017, we had no investments in a single company or entity (other than the U.S. government or an agency of the U.S. government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2018. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2018
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Municipal securities	$5,849	1.25%	$8,616	1.53%	$4,089	2.21%	$16,431	2.60%	$34,985	2.07%
Mortgage-backed securities	38	3.35%	2,392	2.67%	46,575	2.53%	108,142	3.14%	157,147	2.95%
U.S. Government and agency securities	—	—	—	—	4,368	2.84%	—	—	4,368	2.84%
U.S. Treasury securities	—	—	2,497	2.48%	—	—	—	—	2,497	2.48%
Total	$5,887		$13,505		$55,032		$124,573		$198,997	2.61%

Deposits.  Deposits increased $113.3 million, or 10.2%, from December 31, 2017 to $1.2 billion at December 31, 2018.  Deposits increased $132.6 million, or 13.6%, to $1.1 billion at December 31, 2017 from $977.5 million at December 31, 2016.  The increase during the two-year time period was primarily the result of increased time and brokered deposits.

The changes in our deposit balance mix below reflect our long-term strategy focus on customer relationships in order to secure less volatile and less costly funding and reduce our reliance on wholesale funding (e.g. national time deposits, brokered deposits, FHLB advances).  Core deposit (demand deposits, money market accounts, and certificates of deposit) increased $69.3 million, or 10.1%, since December 31, 2017, which allowed us to decrease our reliance on brokered deposits by 0.3% of our total deposit balances from 25.5% to 25.2%, and reduce our wholesale FHLB funding by $32.1 million, or 26.4%, since December 31, 2017.

	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Time deposits	$516,929	42.3%	$444,395	40.0%	$404,667	41.4%
Brokered deposits	308,504	25.2%	282,616	25.5%	193,613	19.8%
Money market accounts	218,929	17.9%	199,118	18.0%	206,435	21.1%
Demand, noninterest-bearing	121,436	9.9%	125,584	11.3%	118,657	12.1%
NOW accounts and interest checking	51,779	4.2%	51,613	4.6%	48,727	5.0%
Savings	5,770	0.5%	6,751	0.6%	5,419	0.6%
Total deposits	$1,223,347	100.0%	$1,110,077	100.0%	$977,518	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products for the periods indicated.

	For the Year Ended December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$505,118	42.6%	1.90%	$419,918	41.8%	1.12%
Brokered deposits	315,378	26.6%	1.78%	241,866	24.1%	1.09%
Money market accounts	208,567	17.6%	1.30%	190,740	19.0%	0.49%
Demand, noninterest-bearing	100,819	8.5%	—	96,172	9.6%	—
NOW accounts and interest checking	49,610	4.2%	0.64%	49,124	4.9%	0.36%
Savings	5,965	0.5%	0.26%	5,987	0.6%	0.13%
Total deposits	$1,185,457	100.0%	1.57%	$1,003,807	100.0%	0.85%

	For the Year Ended December 31,
	2016
	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$361,944	43.5%	1.34%
Brokered deposits	184,179	22.1%	1.29%
Money market accounts	157,076	18.9%	0.51%
Demand, noninterest-bearing	85,199	10.2%	—
NOW accounts and interest checking	37,322	4.5%	0.44%
Savings	6,567	0.8%	0.23%
Total deposits	$832,287	100.0%	0.98%

The following table sets forth the maturity of time deposits of $100,000 or more, including brokered time deposits, as of the date indicated.

December 31, 2018
(dollars in thousands)
3 months or less	$75,624
Over 3 through 6 months	58,381
Over 6 months through 12 months	164,560
Over 12 months	339,990
Total	$638,555

Borrowings. The Bank had fixed rate advances outstanding from the FHLB-Chicago in the amount of $89.4 million and $121.5 million on December 31, 2018 and 2017, respectively. The terms of security agreements with the FHLB require the Bank to pledge collateral for such borrowings consisting of qualifying first mortgage loans, certain securities available for sale, and stock in the FHLB. We did not have overnight advances with the FHLB at December 31, 2018 or 2017.  The Bank decreased its FHLB borrowings as a result of the increase in core deposits.

As of December 31, 2018 and 2017, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of securities or pledged by the Bank as collateral. Our available credit due to our pledged loans totaled $143.4 million at December 31, 2018, and $8.6 million due to pledged securities at December 31, 2017.  No securities were pledged at December 31, 2018, and no loans were pledged at December 31, 2017.  We had no borrowings from the Federal Reserve Bank of Chicago as of December 31, 2018 or 2017.

On September 14, 2017, the Company entered into a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line-of-credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The non-usage fee for year ended December 31, 2018 and 2017 was $42 thousand and $5 thousand, respectively.  The line did not have an outstanding balance as of December 31, 2018 or 2017.

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

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	For the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
FHLB Advances:
Balance at end of period	$89,400	$121,500	$107,895
Average outstanding during the period	$105,218	$127,635	$112,722
Maximum outstanding at any month-end	$155,500	$143,300	$132,895
Weighted average interest rate during the period	1.67%	1.37%	1.14%
Weighted average interest rate at end of period	1.89%	1.44%	1.26%

Other Borrowings:
Balance at end of period	$827	$1,299	$2,152
Average outstanding during the period	$1,027	$1,545	$3,047
Maximum outstanding at any month-end	$1,278	$1,825	$3,930
Weighted average interest rate during the period	4.81%	5.77%	5.30%
Weighted average interest rate at end of period	4.51%	6.41%	5.32%

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

As a result of the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) in 2016, we acquired a wholly owned subsidiary business trust, Fox River Valley Capital I Trust (“FRV Trust I”) which was formed in 2003 by Fox River Valley for the purpose of issuing capital securities which qualify as Tier I capital. The trust issued at par $3.5 million of floating rate securities. The securities are non-voting, mandatorily redeemable in 2033 and are guaranteed by us.

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

On September 17, 2018, the Company closed its offer to exchange (the “Exchange Offer”) up to $30,000,000 aggregate principal amount of the Notes, which were issued in a private placement to certain institutional investors, for a like principal amount of its new 5.875% fixed-to-floating rate subordinated notes due 2028 registered under the Securities Act of 1933, as amended.

According to information provided by the exchange agent, U.S. Bank National Association, $30,000,000 aggregate principal amount, or 100% of the privately-placed Notes were tendered for exchange in the Exchange Offer.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

Net Income.  Net income increased $3.8 million, or 36.7%, for the year ended December 31, 2018 from the year ended December 31, 2017, which represented earnings per share in 2018 of $2.06 (basic) and $2.04 (diluted).  The increase in net income was primarily related to a $3.1 million increase in net interest income, a $0.6 million increase in loan servicing fees due to an increase in the volume of loans sold and serviced during 2018 and a decrease in income tax expense due to the lower corporate income tax rates as a result of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted into law on December 22, 2017.  Income tax expense was negatively impacted in 2017 by $1.0 million related to the revaluation of the deferred tax asset as a result of the Tax Act.  During 2018 non-interest expense increased by $2.3 million mostly due to an increase in salaries and benefits.

Interest Income. Total interest and dividend income increased by $11.2 million, or 21.0%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily as the result of average loan growth of $106.4 million.  The average loan yield increased by 28 basis points to 4.92% for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the Federal Reserve’s increases to the target federal funds rate during 2018.  During 2018, the Company increased its holdings of securities available for sale by $69.9 million as the result of the proceeds for the subordinated notes and increased core deposits.  For the year ended December 31, 2018, the average yield of our investment securities portfolio improved by 69 basis points to 2.61% compared to the year ended December 31, 2017.

Interest Expense. Total interest expense for the year ended December 31, 2018 increased by $8.1 million, or 57.1%, to $22.3 million from $14.2 million for the year ended December 31, 2017.  The increase was primarily due to both an increase in deposit rates and borrowing costs and an increase in the volume of interest-bearing liabilities.  The average cost of funds for the year ended December 31, 2018 was 1.82%, which was 47 basis points higher than the year ended December 31, 2017.  The increase interest expenses represented a 57.9% increase related to rate variances as the result of the increase in the target federal funds rate, and a 42.1% increase related to volume variances.

Income.  Net interest income for the year ended December 31, 2018 increased $3.1 million, or 7.9%, to $42.0 million compared to the year ended December 31, 2017.

Our average interest-earning assets increased by $188.0 million, or 15.0%, to $1.4 billion for the year ended December 31, 2018 compared to the same period of 2017.  Our net interest rate spread decreased to 2.64% for the year ended December 31, 2018 from 2.89% for the year ended December 31, 2017. Our net interest margin decreased to 2.91% for the year ended December 31, 2018 from 3.11% for the year ended December 31, 2017. The decreases in our interest rate spread and net interest margin reflect rates of interest bearing deposits increasing in response to target federal funds interest rate increases quicker than yields on interest-earning assets.

Provision for Loan Losses.  Based on our analysis of the components of the allowance for loan losses described in “Allowance for Loan Losses” below, we recorded a provision for loan losses of $3.2 million for the year ended December 31, 2018, as the result of continued growth in the loan portfolio and charge-offs taken during 2018 compared to a provision for loan losses of $2.3 million for the year ended December 31, 2017.  For the year ended December 31, 2018, we charged-off $1.3 million in loans, compared to $1.9 million the year ended December 31, 2017, and recovered previously charged-off loans of $1.3 million and $0.2 million for the same periods, respectively. Of the $1.3 million in loan recoveries for the year ended December 31, 2018, $1.2 million was from a single customer.  The total allowance for loan losses was $16.5 million, or 1.37% of total loans, and $13.2 million, or 1.15% of total loans, at December 31, 2018 and 2017, respectively.  Total non-performing loans, excluding performing troubled debt restructurings, were $23.0 million and $11.6 million at December 31, 2018 and 2017, respectively.  This $11.4 million increase was the result of the strained agricultural economy and the four-year sustained low prices of Class III milk.  The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses inherent in the loan portfolio at December 31, 2018.

Non-Interest Income.  Non-interest income increased by $1.1 million, or 15.4%, to $8.8 million for the year ended December 31, 2018 compared to $7.7 million for the same period of 2017.  The primary factor contributing to the annual fluctuation in non-interest income is the Bank’s volume and activity in loan servicing fees and loan servicing rights income. For the year ended December 31, 2018, loan servicing fees increased to $6.1 million from $5.5 million for the year ended December 31, 2017.

Non-Interest Expense.  Non-interest expense increased $2.3 million, or 8.8%, to $28.3 million for the year ended December 31, 2018, compared $26.0 million for the same period of 2017, primarily as the result of an increase in employee compensation and benefits of $1.3 million in connection with the addition of eight full-time equivalent employees, or 5.6%, to 152 for the year-ended December 31, 2018.  Also during 2018, there was a $0.4 million increase in occupancy expenses related to the relocation of our Company headquarters during the third quarter of 2018, and a $0.5 million increase in information processing expenses related to technology investments and implementations made throughout the year, which were included in other expenses.

Income Taxes. Income tax expense for the year ended December 31, 2018 was $5.1 million compared to $7.8 million for the year ended December 31, 2017.  The effective tax rates as a percent of pre-tax income were approximately 26% and 43% for the years ended December 31, 2018 and 2017, respectively.  The decrease in income tax expense and the effective tax rate for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to the reduction of the federal corporate income tax rate from 35% to 21% as a result of the Tax Act that was enacted late in the 4th quarter of 2017, as well as, the 2017 revaluation of our net deferred tax asset which resulted in $1.0 million of additional income tax expense.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and rates, income and expenses, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effects of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$169,302	$4,425	2.61%	$112,439	$2,158	1.92%	$108,549	$1,801	1.66%
Loans (2)	1,193,254	58,706	4.92%	1,086,836	50,395	4.64%	913,887	43,552	4.77%
Interest bearing deposits due from other banks	77,545	1,086	1.40%	52,786	499	0.95%	38,153	228	0.60%
Total interest-earning assets	$1,440,101	$64,217	4.46%	$1,252,061	$53,052	4.24%	$1,060,589	$45,581	4.30%
Allowance for loan losses	(15,037)			(13,550)			(11,687)
Other assets	59,291			56,615			42,649
Total assets	$1,484,355			$1,295,126			$1,091,551

Liabilities
Savings, NOW, money market, interest checking	$282,746	$3,398	1.20%	$245,851	$1,643	0.67%	$214,749	$1,066	0.50%
Time deposits	801,892	15,251	1.90%	661,784	10,172	1.54%	532,338	7,129	1.34%
Total interest-bearing deposits	$1,084,638	$18,649	1.72%	$907,635	$11,815	1.30%	$747,087	$8,195	1.10%
Other borrowings	1,027	50	4.81%	1,545	89	5.76%	3,047	161	5.30%
FHLB advances	105,218	1,759	1.67%	127,635	1,748	1.37%	112,722	1,284	1.14%
Junior subordinated debentures	32,721	1,804	5.51%	15,492	515	3.32%	14,628	374	2.56%
Total interest-bearing liabilities	$1,223,604	$22,262	1.82%	$1,052,307	$14,167	1.35%	$877,484	$10,014	1.14%
Non-interest bearing deposits	100,819			96,172			84,621
Other liabilities	9,883			9,059			8,276
Total liabilities	1,334,306			1,157,538			970,381

SBLF preferred stock (3)	—			—			2,184
Shareholders' equity	150,049			137,588			118,986
Total liabilities and equity	$1,484,355			$1,295,126			$1,091,551
Net interest income		41,955			38,885			35,567
Interest rate spread (4)			2.64%			2.89%			3.16%
Net interest margin (5)			2.91%			3.11%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities	1.18			1.19			1.21
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances and interest received on such loans.
(3)

The SBLF preferred stock refers to our Series C noncumulative perpetual preferred stock, Series C, issued to the U.S. Treasury through the U.S. Treasury’s Small Business Lending Fund program.  This stock was redeemed on February 23, 2016.

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

	Year Ended December 31, 2018 v. 2017			Year Ended December 31, 2017 v. 2016
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$1,322	$945	$2,267	$66	$291	$357
Loans	5,120	3,191	8,311	7,982	(1,139)	6,843
Federal funds sold and interest-bearing deposits with banks	290	297	587	108	163	271
Total interest income	6,732	4,433	11,165	8,156	(685)	7,471
Interest Expense:
Savings, NOW, money market and interest checking	$278	$1,477	$1,755	$170	$407	$577
Time deposits	2,394	2,685	5,079	1,893	1,150	3,043
Other borrowings	(26)	(13)	(39)	(88)	16	(72)
FHLB advances	(46)	57	11	183	281	464
Junior subordinated debentures	810	479	1,289	23	118	141
Total interest expense	$3,410	$4,685	$8,095	$2,181	$1,972	$4,153
Net interest income	$3,322	$(252)	$3,070	$5,975	$(2,657)	$3,318

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

Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. Generally, this occurs when the cash flows of the borrower are insufficient to service the loan under its original terms. We may modify the terms of a loan as a troubled debt restructuring by reducing the loan’s stated interest rate, extending the loan’s maturity or otherwise restructuring the loan terms to enable payment. We may consider permanently reducing the recorded investment in the loan or structuring a non-accruing secondary note in a troubled debt restructuring as well, but we generally do not make such concessions. Modifications involving a reduction of the stated interest rate of loans are typically for periods ranging from six months to one year. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Loans classified as troubled debt restructurings are rated “substandard” by the Bank. Once the borrower has demonstrated sustained performance with the modified terms, the loan may be removed from non-performing status. Any loans categorized as troubled debt restructurings will continue to retain that designation through the life of the loan.

Volatility in milk prices is a normal aspect of the dairy business.  The dairy industry is currently experiencing a four-year slump in milk prices.  Class III milk prices began declining in 2014 and bottomed out at $12.76 cwt in May 2016.  In June 2016, the Wisconsin dairy economy began to stabilize and recover slightly.  In June 2016, the Class III prices started to stabilize and averaged a price of $16.08 cwt for the 19 month period ending December 31, 2017; however, in 2018, Class III milk prices declined again averaging $14.61 cwt for the year ending December 31, 2018, and further declined to $13.89 in February 2019.  The amount a farmer actually receives is increased by the amount of fat, protein and other valuable components of the milk sold.  As milk prices ebb and flow, certain farmers may be adversely impacted by sustained periods of lower prices.  Due to the stressed dairy industry, we are experiencing an increase in troubled debt restructuring and non-performing loans; however, we are working closely with our customers as they work through the downturn and return to profitability so that they will be able to make payments on their loans.  Since its formation in 1997, the Bank has worked with distressed customers to work through several economic cycles, and in doing so has experienced less than $6.0 million of agricultural related charge-offs.  We believe that due to the growing market for dairy products, the collateral value of farm real estate will remain solid.  According to a 2018 report, the United States Department of Agriculture, National Agricultural Statistics Service reported the value of Wisconsin farm real estate increased by 2.3% during 2018.

The following table provides information with respect to our non-performing assets, as well as troubled debt restructurings and loans 90 days or more past due and still accruing at the dates indicated.

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Nonaccrual loans:
Agricultural loans	$19,173	$7,653	$12,323	$17,705	$1,293
Commercial loans	1,773	1,757	3,376	3,712	3,409
Commercial real estate loans	2,037	2,149	4,340	3,162	5,163
Residential real estate loans	—	—	68	—	1,690
Total nonaccrual loans	$22,983	$11,559	$20,107	$24,579	$11,555
Other real estate owned (1)	6,568	4,564	2,763	2,872	7,137
Total non-performing assets (2)	$29,551	$16,123	$22,870	$27,451	$18,692
Loans 90+ days past due and still accruing	—	—	—	—	—
Performing troubled debt restructured loans	19,389	9,019	4,300	610	846
Total non-performing assets and performing troubled debt restructurings	$48,940	$25,142	$27,170	$28,061	$19,538
Non-performing loans to total loans	1.90%	1.01%	1.95%	3.29%	1.78%
Non-performing loans and loans past due 90 days and still accruing to total loans	1.90%	1.01%	1.95%	3.29%	1.78%
Non-performing assets to total assets (2)(3)	1.94%	1.15%	1.84%	3.10%	2.42%
Total non-performing assets and performing troubled debt restructurings to total assets	3.22%	1.80%	2.19%	3.17%	2.53%
(1)	2017 and 2016 include $0.4 million of bank property transferred from premises and equipment which is not considered a non-performing asset and is not reflected in this table.
(2)	Non-performing assets are defined as nonaccrual loans plus OREO.
(3)	Loans are presented before allowance for loan losses and do not include deferred loan origination costs (fees).

Interest income that would have been recorded for the years ended December 31, 2018 and 2017, had nonaccrual loans been current according to their original terms, amounted to $2.0 million and $0.9 million, respectively. No income related to nonaccrual loans was included in interest income for the years ended December 31, 2018 or 2017.

Total nonaccrual loans increased by $11.4 million to $23.0 million at December 31, 2018 primarily due to the stressed agricultural economy discussed earlier.  Total nonaccrual loans decreased from December 31, 2016 to December 31, 2017 by $8.5 million to $11.6 million primarily due to collection activities, loan payoffs, and the completion of foreclosures and transfer of properties into OREO.

The Bank is actively managing its OREO portfolio.  As of December 31, 2018, OREO totaled $6.6 million compared to $5.0 million at December 31, 2017.  The increase in OREO at December 31, 2018 compared to December 31, 2017, was the result of transferring $6.1 million of properties to OREO, offset in part by sales of $3.8 million of OREO.  We expect the balance of the OREO in our portfolio and the related expenses to decline as we continue to sell properties.

Performing troubled debt restructured loans increased $10.4 million, or 115.0%, to $19.4 million at December 31, 2018.  The increase is primarily the result of loans within our agriculture portfolio that were modified to give the borrower an interest-only payment period to assist the borrower in working through the downturn in the agricultural economy discussed earlier.

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

“Special mention loans” show potential weakness that deserve the Bank’s management’s close attention.  If left uncorrected, the potential weaknesses may result in the further deterioration of the credit.  We have two categories of “substandard loans.”  “Substandard – performing” credits generally have a well-defined weakness; however, collateral coverage is adequate, the loans are not considered impaired, payments are being made, and the loans are on accrual status.  “Substandard – impaired” credits are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged. As such they have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful loans” have all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as “loss” is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. When management classifies a loan as substandard or doubtful, a specific allowance for probable and reasonably estimable loan losses is established. If management classifies a loan as loss, an amount equal to 100% of the portion of the loan classified as loss is charged to the allowance for loan losses.

The following table shows the aggregate amounts of our doubtful, substandard and special mention loans.

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Doubtful, Substandard, and Special mention loans:
Doubtful	$—	$—	$—	$—	$—
Substandard impaired	56,757	33,002	21,440	30,402	24,844
Substandard performing	64,130	50,224	28,876	—	—
Special mention	6,566	8,902	15,168	13,911	12,843
Total substandard and special mention loans	$127,453	$92,128	$65,484	$44,313	$37,687

Other than as disclosed in the above tables, there are no other loans for which management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

	Loans Delinquent For:
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Delinquent Loans 30-89 Days	Amount	% of Delinquent Loans 90 Days or more	Amount	% of Delinquent Loans
	(dollars in thousands)
As of December 31, 2018:
Agricultural loans	$1,429	100.0%	$7,968	75.1%	$9,397	78.1%
Commercial real estate loans	—	0.0%	2,037	19.2%	2,037	16.9%
Commercial loans	—	0.0%	600	5.7%	600	5.0%
Residential real estate	—	0.0%	—	0.0%	—	0.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$1,429	100.0%	$10,605	100.0%	$12,034	100.0%

As of December 31, 2017:
Agricultural loans	$476	30.9%	$6,819	70.9%	$7,295	65.4%
Commercial real estate loans	—	0.0%	2,149	22.4%	2,149	19.3%
Commercial loans	1,064	69.1%	642	6.7%	1,706	15.3%
Residential real estate	—	0.0%	—	0.0%	—	0.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$1,540	100.0%	$9,610	100.0%	$11,150	100.0%

As of December 31, 2016:
Agricultural loans	$12	1.8%	$9,680	64.1%	$9,692	35.5%
Commercial real estate loans	287	42.8%	2,710	18.0%	2,997	27.9%
Commercial loans	371	55.4%	2,695	17.9%	3,066	36.5%
Residential real estate	—	0.0%	—	0.0%	—	0.1%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$670	100.0%	$15,085	100.0%	$15,755	100.0%

As of December 31, 2015:
Agricultural loans	$983	80.5%	$2,405	29.0%	$3,388	8.4%
Commercial real estate loans	234	19.1%	2,418	29.1%	2,652	36.3%
Commercial loans	—	0.0%	3,476	41.9%	3,476	47.7%
Residential real estate	5	0.4%	—	0.0%	5	7.6%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$1,222	100.0%	$8,299	100.0%	$9,521	100.0%

As of December 31, 2014:
Agricultural loans	$364	88.3%	$238	3.5%	$602	9.5%
Commercial real estate loans	—	0.0%	2,592	38.5%	2,592	6.6%
Commercial loans	42	10.2%	3,366	50.0%	3,408	36.9%
Residential real estate	6	1.5%	534	8.0%	540	47.0%
Installment and consumer other	—	0.0%	—	0.0%	—	0.0%
Total	$412	100.0%	$6,730	100.0%	$7,142	100.0%

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

Our methodology for assessing the sufficiency of the allowance for loan losses consists three components: (a) a general component related to performing or “pass rated” credits (the significant majority of the loan portfolio), (b) a general component for classified, yet not impaired credits, and (c) a specific component relating to loans that are individually classified as impaired. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

As disclosed in the notes to the financial statements, our allowance for loan losses is comprised primarily of general reserves of $12.8 million with a limited amount of specific reserves totaling $3.7 million at December 31, 2018. This compares to general reserves of $11.8 million with a limited amount of specific reserves totaling $1.4 million at December 31, 2017.

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

Classified Component.. Loans that have been downgraded to special mention or substandard-performing, but are not currently impaired, are considered to have a higher inherent of risk of loss than pass rated loans. Management judgment is needed to estimate the additional risk of loss for these types of loans. Risk allocations on non-impaired special mention and substandard-performing loans reflect management’s assessment of the increased risk of loss associated with adversely graded loans. The allocated reserve for these loans is based upon management’s assessment of loss history and risk migration analysis. Additionally, in determining the allocation, management considers the credit attributes of individual loans, including loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes generally found in these groups of loans.

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

Discussion of Allowance for Loan Losses. At December 31, 2018, our allowance for loan losses was $16.5 million, or 1.4% of loans and 71.8% of nonaccrual loans.  At December 31, 2017, our allowance for loan losses was $13.2 million, or 1.2% of loans and 114.6% of nonaccrual loans.  Nonaccrual loans at December 31, 2018 were $23.0 million, or 1.9% of loans, compared to $11.6 million, or 1.0% of loans at December 31, 2017.

Many factors are evaluated in our analysis of the allowance for loan loss, including milk prices and unemployment rates, economic and business conditions and our most recent historical loss experience. Notwithstanding the improvement in the quantitative, qualitative and economic factors in recent years, we anticipate we will resume making provisions to the allowance for loan losses to support growth in the loan portfolio in the near future, as circumstances warrant.

The allowance for loan losses is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following tables set forth the breakdown of the allowance for loan losses (ALL) by loan category at the dates indicated.

	As of December 31, 2018			As of December 31, 2017			As of December 31, 2016
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$12,258	74.27%	1.69%	$9,712	73.31%	1.41%	$8,173	64.63%	1.31%
Commercial real estate loans	2,779	16.84%	0.93%	1,978	14.93%	0.68%	2,762	21.84%	1.02%
Commercial loans	1,414	8.57%	1.21%	1,508	11.38%	1.32%	1,239	9.80%	1.38%
Residential real estate	53	0.32%	0.08%	47	0.35%	0.09%	470	3.72%	1.04%
Installment and consumer other	1	0.01%	0.04%	2	0.02%	0.58%	1	0.01%	0.63%
Total	$16,505	100.0%	1.37%	$13,247	100.0%	1.15%	$12,645	100.0%	1.23%

	As of December 31, 2015			As of December 31, 2014
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$6,355	61.10%	1.27%	$3,456	32.59%	0.83%
Commercial real estate loans	2,237	21.50%	1.38%	3,326	31.37%	2.42%
Commercial loans	1,268	12.20%	2.44%	2,420	22.82%	4.50%
Residential real estate	533	5.10%	1.54%	1,392	13.13%	3.40%
Installment and consumer other	12	0.10%	2.31%	9	0.09%	1.11%
Total	$10,405	100.0%	1.39%	$10,603	100.0%	1.64%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance, beginning of period	$13,247	$12,645	$10,405	$10,603	$10,495
Provision for loan losses	3,195	2,330	2,959	(1,019)	589
Loans charged off:
Agriculture loans	1,238	—	1,142	1,145	115
Commercial real estate loans	42	987	242	162	141
Commercial loans	—	917	277	415	339
Residential real estate loans	—	—	5	178	52
Installment and consumer other	—	—	4	7	—
Total loans charged off	$1,280	$1,904	$1,670	$1,907	$647
Recoveries:
Agriculture loans	1	43	2	61	21
Commercial real estate loans	1,280	92	884	743	126
Commercial loans	61	41	65	1,197	18
Residential real estate loans	—	—	—	727	1
Installment and consumer other	1	—	—	—	—
Total recoveries	$1,343	$176	$951	$2,728	$166
Net loans charged off (recovered)	$(63)	$1,728	$719	$(821)	$481
Allowance for loan losses, end of period	$16,505	$13,247	$12,645	$10,405	$10,603
Net charge-offs (recoveries) to average loans	(0.01)%	0.16%	0.08%	(0.12)%	0.08%
Allowance for loan losses to total loans	1.37%	1.15%	1.23%	1.39%	1.64%

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.  At December 31, 2018, the Bank had fixed rate advances outstanding with FHLB of $89.4 million and no borrowings outstanding at the Federal Reserve Bank of Chicago.  The Bank had unused collateral of $90.8 million with FHLB, a $143.4 million line-of-credit available with the Federal Reserve Bank of Chicago, and a $15.0 million line-of-credit with U.S. Bank at December 31, 2018.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $26.2 million and $11.3 million, for the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $139.8 million and $131.5 million, for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances, and proceeds from the issuances of subordinated debentures, was $107.9 million and $144.3 million, for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with Tier 1 leverage capital of $187.7 million, or 12.44% of average total assets, which is above the required level to be considered well-capitalized of $75.4 million, or 5.0% of average total assets, and total risk-based capital of $204.3 million, or 15.35% of risk-weighted assets, which is above the required level to be considered well-capitalized of $133.2 million, or 10.0% of risk-weighted assets. The Bank had Tier 1 risk-based capital of $187.7 million, or 14.09% of risk-weighted assets, which is above the required level to be considered well-capitalized of $106.5 million, or 8.0% of risk-weighted assets, and Tier 1 common equity of $187.7 million, or 14.09% of risk-weighted assets, which is above the required level to be considered well-capitalized of $86.5 million, or 6.5% of risk-weighted assets at December 31, 2018.  For a discussion of certain other sources of liquidity, please see “Comparison of Financial Condition at December 31, 2018 and 2017—Borrowings.”

At the holding company level, our primary sources of liquidity are dividends from the Bank, and borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and interest and payment of dividends to preferred shareholders and common shareholders. There are certain restrictions on the payment of dividends by the Bank to us, which are described in the section captioned “Item I – Business - Supervision and Regulation—Supervision and Regulation of the Bank—Dividend Payments.” At December 31, 2018, there were up to $100.5 million of retained earnings available for the payment of dividends by the Bank to us provided that the Bank remain adequately capitalized. The Bank paid us $2.0 million and $1.1 million in dividends during the year ended December 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions include commitments to extend credit, standby and performance letters of credit, and commitments to originate loans.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the payment or the performance of a Bank customer to a third party. Both standby and performance letters of credit are generally issued for terms of one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments.  At December 31, 2018, the Company had commitments to extend credit and unused lines of credit, including unused credit card lines of $179.2 million and standby letters of credit of $5.6 million.

At December 31, 2018, we had outstanding commitments to originate loans and unadvanced funds on loans of $179.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2018 totaled $379.2 million. If a substantial portion of these deposits are not retained, we may utilize FHLB advances, wholesale deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2018, we had no irrevocable and stand-by-letters of credit from the FHLB.

For the years ended December 31, 2018 and 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2018:

	Payments Due by Period
	1 Year or less	1-3 Years	3-5 Years	More than 5 Years	Total
	(dollars in thousands)
Operating lease obligations	$283	$138	$—	$—	$421
Certificates of deposit	379,203	361,822	64,215	—	805,240
FHLB advances	45,000	36,400	8,000	—	89,400
Subordinated debentures	—	—	—	44,703	44,703
Other borrowings	—	—	—	827	827
Total contractual obligations	$424,486	$398,360	$72,215	$45,530	$940,591

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

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning December 31, 2018 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$58,600	26.29%	$112,700	23.57%
+200 bps	52,400	12.93%	101,800	11.62%
+100 bps	49,300	6.25%	96,300	5.59%
Base	46,400	0.00%	91,200	0.00%
-100 bps	43,200	-6.90%	85,200	-6.58%
-200 bps	39,300	-15.30%	76,900	-15.68%

As of December 31, 2018, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of County Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of County Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, the related statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the PCAOB. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 14, 2019

55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

County Bancorp, Inc. and Subsidiaries

Manitowoc, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of County Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CliftonLarsonAllen LLP

We have served as the Company’s auditor since 1996.

Milwaukee, Wisconsin

March 15, 2018

56

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$61,087	$66,771
Securities available for sale, at fair value	195,945	126,030
FHLB Stock	2,978	4,138
Loans held for sale	2,949	6,575
Loans, net of allowance for loan losses of $16,505 as of December 31, 2018; $13,247 as of December 31, 2017	1,190,790	1,135,704
Premises and equipment, net	16,075	9,662
Loan servicing rights	9,047	8,950
Other real estate owned, net	6,568	4,962
Cash surrender value of bank owned life insurance	17,842	17,389
Deferred tax asset, net	4,346	3,265
Goodwill	5,038	5,038
Core deposit intangible, net of amortization of $1,288 as of December 31, 2018; $882 as of December 31, 2017	513	919
Accrued interest receivable and other assets	7,849	7,642
Total assets	$1,521,027	$1,397,045

LIABILITIES
Deposits:
Noninterest-bearing	$121,436	$125,584
Interest-bearing	1,101,911	984,493
Total deposits	1,223,347	1,110,077
Other borrowings	827	1,299
Advances from FHLB	89,400	121,500
Subordinated debentures	44,703	15,523
Accrued interest payable and other liabilities	10,466	7,660
Total liabilities	1,368,743	1,256,059

SHAREHOLDERS' EQUITY
Preferred stock-$1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,153,174 shares issued and 6,709,480 shares outstanding as of December 31, 2018; 7,112,962 shares issued and 6,672,381 shares outstanding as of December 31, 2017	28	28
Surplus	53,162	52,230
Retained earnings	98,475	86,385
Treasury stock, at cost, 443,694 and 439,581 shares at December 31, 2018 and 2017, respectively	(5,030)	(5,030)
Accumulated other comprehensive loss	(2,351)	(627)
Total shareholders' equity	152,284	140,986
Total liabilities and shareholders' equity	$1,521,027	$1,397,045

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018 and 2017

	2018	2017
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$58,706	$50,395
Taxable securities	3,727	1,808
Tax-exempt securities	698	350
Federal funds sold and other	1,086	499
Total interest and dividend income	64,217	53,052

INTEREST EXPENSE
Deposits	18,649	11,815
FHLB advances and other borrowings	1,809	1,837
Subordinated debentures	1,804	515
Total interest expense	22,262	14,167
Net interest income	41,955	38,885
Provision for loan losses	3,195	2,330
Net interest income after provision for loan losses	38,760	36,555
NON-INTEREST INCOME
Services charges	1,674	1,406
Gain on sale of loans, net	172	118
Loan servicing fees	6,110	5,484
Other	877	645
Total non-interest income	8,833	7,653
NON-INTEREST EXPENSE
Employee compensation and benefits	16,785	15,437
Occupancy	1,059	654
Write-down of other real estate owned	873	905
Other	9,566	8,996
Total non-interest expense	28,283	25,992
Income before income taxes	19,310	18,216
Income tax expense	5,059	7,791
NET INCOME	$14,251	$10,425

NET INCOME PER SHARE:
Basic	$2.06	$1.52
Diluted	$2.04	$1.49
Dividends paid per share	$0.28	$0.24

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2018 and 2017

	2018	2017
	(dollars in thousands)
Net income	$14,251	$10,425
Other comprehensive income:
Unrealized loss on securities available-for-sale	(2,017)	(475)
Reclassification adjustments for losses included in net income	—	31
Income tax benefit	549	187
Total other comprehensive loss on securities available-for-sale	(1,468)	(257)
Unrealized loss on derivatives arising during the period	(179)	—
Income tax benefit	49	—
Total other comprehensive loss on derivatives	(130)	—
Total other comprehensive loss	(1,598)	(257)
Comprehensive income	$12,653	$10,168

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2018 and 2017

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2016	$8,000	$26	$50,553	$77,907	$(4,828)	$(370)	$131,288
Net income	—	—	—	10,425	—	—	10,425
Other comprehensive loss	—	—	—	—	—	(257)	(257)
Stock compensation expense	—	—	555	—	—	—	555
Purchase of treasury stock (7,668 shares)	—	—	—	—	(202)	—	(202)
Cash dividends declared on common stock	—	—	—	(1,594)	—	—	(1,594)
Cash dividends declared on preferred stock	—	—	—	(353)	—	—	(353)
Proceeds from sale of common stock (80,854 shares)	—	2	1,122	—	—	—	1,124
Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986
Net income	—	—	—	14,251	—	—	14,251
Other comprehensive loss	—	—	—	—	—	(1,598)	(1,598)
Stock compensation expense	—	—	473	—	—	—	473
Cash dividends declared on common stock	—	—	—	(1,874)	—	—	(1,874)
Cash dividends declared on preferred stock	—	—	—	(413)	—	—	(413)
Reclassification of stranded tax effects of rate change	—	—	—	126	—	(126)	-
Proceeds from sale of common stock (30,217 shares)	—	—	459	—	—	—	459
Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018 and 2017

	2018	2017
	(dollars in thousands)
Cash flows from operating activities
Net income	$14,251	$10,425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,255	1,010
Amortization of core deposit intangible	406	522
Amortization of subordinated debenture costs	122	72
Provision for loan losses	3,195	2,330
Realized loss on sales of securities available-for-sale	—	31
Realized gain on sales of other real estate owned	(231)	(353)
Write-down of other real estate owned	873	905
Realized (gain) loss on sales of premises and equipment	(1)	290
Increase in cash surrender value of bank owned life insurance	(453)	(441)
Deferred income tax expense (benefit)	(483)	2,263
Stock compensation expense	473	555
Net amortization of securities	818	839
Net change in:
Accrued interest receivable and other assets	(57)	(1,312)
Loans held for sale	3,626	(5,413)
Loan servicing rights	(97)	314
Accrued interest payable and other liabilities	2,479	(706)
Net cash provided by operating activities	26,176	11,331
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	23,386	28,116
Purchases of securities available for sale	(96,136)	(53,096)
Proceeds from sales of securities available-for-sale	—	21,093
Redemption of FHLB stock	1,160	1,550
Purchases of bank owned life insurance	—	(5,500)
Loan originations and principal collections, net	(64,385)	(125,323)
Proceeds from sales of premises and equipment	—	1,615
Purchases of premises and equipment	(7,667)	(2,758)
Proceeds from sales of other real estate owned	3,854	2,777
Net cash used in investing activities	(139,788)	(131,526)
Cash flows from financing activities
Net increase in demand and savings deposits	14,530	22,624
Net increase in certificates of deposits	98,740	109,936
Net change in other borrowings	(472)	(853)
Proceeds from FHLB advances	150,000	192,660
Repayment of FHLB advances	(182,100)	(179,055)
Payments to acquire treasury stock	—	(202)
Proceeds from issuance of common stock	459	1,124
Increase in subordinated debentures	29,058	—
Dividends paid on preferred stock	(413)	(353)
Dividends paid on common stock	(1,874)	(1,594)
Net cash provided by financing activities	107,928	144,287
Net change in cash and cash equivalents	(5,684)	24,092
Cash and cash equivalents, beginning of period	66,771	42,679
Cash and cash equivalents, end of period	$61,087	$66,771

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,621	$13,657
Income taxes	4,875	6,650
Noncash investing activities:
Transfer from loans to other real estate owned	$6,104	$5,130
Loans charged off	1,280	1,904

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Nature of Business and Significant Concentrations of Credit Risk

The Company is the sole shareholder of Investors Community Bank. The Bank is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies. The Company commenced operations in May of 1996; the Bank commenced operations in March of 1997. In July of 2010, the Bank formed Investors Insurance Services, LLC for the sole purpose of protecting the Bank from liability risk when selling crop insurance. Selling crop insurance had historically been a business function performed within the Bank. In August of 2011, the Bank formed ABS 1, LLC, for the sole purpose of holding real estate and personal property for sale which was obtained through repossession.  ICB Investment Corp. commenced operations in 2001.  In August of 2017, the Bank dissolved ICB Investment Corp., which was a wholly owned Nevada subsidiary, and distributed its assets to the Bank.

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

Agricultural loans, including agricultural operating, real estate and construction loans, represented 60.0% and 59.7% of our total loan portfolio at December 31, 2018 and 2017, respectively. Commercial real estate, including commercial construction loans, represented 24.8% and 25.5% of our total loan portfolio at December 31, 2018 and 2017, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has three wholly owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, that are Delaware statutory trusts which have not been consolidated in accordance with accounting guidance related to variable interest entities.

Use of Estimates in Preparing Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting procedures of the United States (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of the Company in its goodwill impairment assessment, and the valuation of investment securities available for sale, loan servicing rights, other real estate owned, financial instruments, and deferred tax assets. Actual results could differ from those estimates.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Chicago (“FHLB”), is required to maintain an investment in the capital stock of the FHLB based on the level of borrowings and other factors, and may invest additional amounts. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost which approximates fair value. It is periodically evaluated by management for impairment. Because it is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both stock and cash dividends are reported as income.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Gains and losses on loan sales (sale proceeds minus carrying value) are recorded in non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted for unearned income and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, non-refundable fees and direct loan origination costs on real estate and commercial loans are amortized over the life of the loan and accounted for as an adjustment of yield of the related loan categories.

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

Agricultural: Agricultural loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows.  Adverse economic conditions and trends influenced by Class III milk prices and other key economic indicators are closely correlated to the credit quality of these loans.

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Goodwill was $5.0 million at December 31, 2018 and 2017.  There was no impairment charge to goodwill or core deposit intangible related to the Fox River Valley acquisition at December 31, 2018.  The net book value of core deposit intangible was $0.5 million and $0.9 million at December 31, 2018 and December 31, 2017, respectively.  Goodwill and core deposit intangible are included on the consolidated balance sheets.

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

The Company files income taxes returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2015.

The Company recognizes interest and penalties on income taxes, if any, as a component of other non-interest expense.

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and interest rate swap contracts designed as hedges, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.  Accumulated comprehensive income includes unrealized losses on securities available for sale and unrealized losses on interest rate swap contracts of ($2,221) and ($130), respectively, net of tax of $831 and $49, respectively, as of December 31, 2018.  Accumulated comprehensive loss as of December 31, 2017 included only unrealized losses on securities available for sale, net of tax.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives consist of interest rate swap agreements that qualify for hedge accounting. We do not use derivatives for trading purposes.

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded.

We formally document the relationship between the derivative instrument and the hedged item, as well as the risk-management objective and the strategy for undertaking the hedge transaction. This documentation includes linking cash flow hedges to specific assets on the balance sheet. If designated as a hedge, we also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument that is used is highly effective in offsetting changes in cash flows of the hedged items. Ineffective hedge gains and losses would be recognized immediately in current earnings as noninterest income or expense.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  All grants and awards out of the equity incentive plan are newly issued shares.

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

New Accounting Pronouncements

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. Other than FHLB stock, the Company does not have any equity securities in its portfolio; the adoption of this ASU had no effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating it leases and determining the effect of this ASU, but does not believe the impact will be significant to the consolidated financial position or operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Entities should apply this amendment a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has engaged a third-party software consultant to assist in developing our loss model methodology, and is currently gathering historical data.  At this time, the Company is still assessing the impact of this standard on the consolidated financial statements.  The Company will be determining the appropriate model to utilize to implement the standard during 2019.  Further, the Company plans to validate historical data by loan pools and collateral classifications and anticipates the calculation of estimates for at least two quarters in 2019 on a test basis to confirm model processes and to determine the financial statement impact prior to adoption in 2020.  The Company is also developing internal control processes and disclosure documentation related to the adoption of this standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to reduce the existing diversity in practice in how certain cash receipts and payments are presented and classified on the statement of cash flows.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted including adoption in an interim period.  Entities should apply this amendment as of the beginning of the first reporting period in which the guidance is effective.  The adoption of this guidance did not have a material impact on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act (the “Tax Act”).  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted including adoption in an interim period.  The Company early adopted this amendment as of January 1, 2018 and included the impact of the reclassification from other comprehensive income to retained earnings in the consolidated statements of shareholders’ equity.

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

NOTE 2—RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2018 and 2017 these reserve balances amounted to approximately $4.3 million and $6.3 million, respectively.

NOTE 3—SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2018
U.S. government and agency securities	$4,368	$—	$(37)	$4,331
U.S treasury securities	2,497	—	(6)	2,491
Municipal securities	34,985	33	(498)	34,520
Mortgage-backed securities	157,147	203	(2,747)	154,603
	$198,997	$236	$(3,288)	$195,945
December 31, 2017
U.S. government and agency securities	$4,874	$82	$—	$4,956
Municipal securities	33,949	56	(240)	33,765
Mortgage-backed securities	88,242	64	(997)	87,309
	$127,065	$202	$(1,237)	$126,030

The amortized cost and fair value of securities at December 31, 2018 and 2017 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
December 31, 2018
Due in one year or less	$5,848	$5,843
Due from one to five years	11,113	10,974
Due from five to ten years	8,458	8,382
Due after ten years	16,431	16,143
Mortgage-backed securities	157,147	154,603
	$198,997	$195,945
December 31, 2017
Due in one year or less	$7,990	$7,980
Due from one to five years	10,494	10,470
Due from five to ten years	11,482	11,494
Due after ten years	8,857	8,777
Mortgage-backed securities	88,242	87,309
	$127,065	$126,030

Proceeds from the sale of securities available-for-sale were $21.1 million and the gross loss was $31,000 for the year ended December 31, 2017.  There were no sales for realized gains or losses of securities available for sale for the year ended December 31, 2018.

At December 31, 2018 and 2017 no securities were pledged to secure the FHLB advances besides FHLB stock of $3.0 million and $4.1 million, respectively. At December 31, 2017 the carrying amount of securities pledged to secure the Federal Reserve Bank Line of Credit was $8.6 million and $77.1 million pledged to secure municipal customer deposits.  At December 31, 2018, there were no securities pledged to secure the Federal Reserve Bank line of credit and $53.4 million pledged to secure municipal customer deposits.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2018
U.S. government and agency securities	$—	$—	$4,331	$(37)	$4,331	$(37)
U.S treasury securities	2,491	(6)	—	—	2,491	(6)
Municipal securities	4,291	(15)	25,377	(483)	29,668	(498)
Mortgage-backed securities	41,925	(208)	83,319	(2,539)	125,244	(2,747)
	$48,707	$(229)	$113,027	$(3,059)	$161,734	$(3,288)
December 31, 2017
Municipal securities	$25,280	$(224)	$1,354	$(16)	$26,634	$(240)
Mortgage-backed securities	54,278	(521)	16,466	(476)	70,744	(997)
	$79,558	$(745)	$17,820	$(492)	$97,378	$(1,237)

The unrealized loss on the investments at December 31, 2018 and 2017 was due to normal fluctuations and pricing inefficiencies. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2018 and 2017.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at December 31, 2018 or 2017.

At December 31, 2018, 156 debt securities had unrealized losses with aggregate depreciation of 2.03% from the Company’s amortized cost basis. At December 31, 2017, 127 debt securities had unrealized losses with aggregate depreciation of 1.27% from the Company’s amortized cost basis.  These unrealized losses related principally to Government National Mortgage Association mortgage-backed and municipal debt securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the intent and ability to hold debt securities until maturity for the foreseeable future if classified as available for sale, the decline is not deemed to be other-than-temporary.

NOTE 4—LOANS

The components of the loan portfolio were as follows:

	December 31,
	2018	2017
	(dollars in thousands)
Agricultural loans	$724,508	$686,430
Commercial real estate loans	299,212	292,704
Commercial loans	116,460	114,332
Residential real estate loans	66,843	55,138
Installment and consumer other	272	347
Total gross loans	1,207,295	1,148,951
Allowance for loan losses	(16,505)	(13,247)
Loans, net	$1,190,790	$1,135,704

The following table presents the aging of the recorded investment in past due loans at December 31, 2018 and 2017:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
December 31, 2018
Agricultural loans	$460	$969	$7,968	$9,397	$715,111	$724,508
Commercial real estate loans	—	—	2,037	2,037	297,175	299,212
Commercial loans	—	—	600	600	115,860	116,460
Residential real estate loans	—	—	—	—	66,843	66,843
Installment and consumer other	—	—	—	—	272	272
Total	$460	$969	$10,605	$12,034	$1,195,261	$1,207,295

December 31, 2017
Agricultural loans	$476	$—	$6,819	$7,295	$679,135	$686,430
Commercial real estate loans	—	—	2,149	2,149	290,555	292,704
Commercial loans	1,064	—	642	1,706	112,626	114,332
Residential real estate loans	—	—	—	—	55,138	55,138
Installment and consumer other	—	—	—	—	347	347
Total	$1,540	$—	$9,610	$11,150	$1,137,801	$1,148,951

The following table lists information on nonaccrual, restructured, and certain past due loans:

	December 31,
	2018	2017
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$10,605	$9,610
Nonaccrual loans 30-89 days past due	868	1,493
Nonaccrual loans, less than 30 days past due	11,510	456
Restructured loans not on nonaccrual status	19,389	9,019
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days on accrual by class of loan:

	December 31,
	2018	2017
	(dollars in thousands)
Agricultural loans	$19,173	$7,651
Commercial real estate loans	2,037	2,149
Commercial loans	1,773	1,759
Residential real estate loans	—	—
Total	$22,983	$11,559

All nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances are as follows:

	December 31,
	2018	2017
	(dollars in thousands)
Impaired loans without a specific allowance	$22,109	$10,755
Impaired loans with a specific allowance	34,648	22,247
Total impaired loans	56,757	33,002
Specific allowance related to impaired loans	$3,653	$1,436

The average recorded investment in total impaired loans for the years ended December 31, 2018 and 2017 amounted to approximately $44.9 million and $27.2 million, respectively.  Interest income recognized on total impaired loans for the years ended December 31, 2018 and 2017 amounted to approximately $4.1 million and $1.7 million, respectively. For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $2.0 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

The following tables present loans individually evaluated for impairment by class of loans at December 31, 2018 and 2017:

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$22,218	$21,654	$—
Commercial real estate loans	—	—	—
Commercial loans	455	455	—
Residential real estate loans	—	—	—
	$22,673	$22,109	$—

With an allowance recorded
Agricultural loans	$33,090	$31,293	$2,325
Commercial real estate loans	2,037	2,037	583
Commercial loans	1,326	1,318	745
Residential real estate loans	—	—	—
	36,453	34,648	3,653
Total	$59,126	$56,757	$3,653

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$9,300	$7,868	$—
Commercial real estate loans	3,506	2,465	—
Commercial loans	621	422	—
Residential real estate loans	—	—	—
	$13,427	$10,755	$—

With an allowance recorded
Agricultural loans	$33,224	$20,876	$1,026
Commercial real estate loans	—	—	—
Commercial loans	1,381	1,371	410
Residential real estate loans	—	—	—
	34,605	22,247	1,436
Total	$48,032	$33,002	$1,436

Changes in the allowance for loan losses were as follows:

	December 31,
	2018	2017
	(dollars in thousands)
Balance, beginning of year	$13,247	$12,645
Provision for loan losses	3,195	2,330
Loans charged off	(1,280)	(1,904)
Recoveries	1,343	176
Balance, end of period	$16,505	$13,247

Changes in the allowance for loan losses by portfolio segment were as follows:

	December 31, 2018
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$9,712	$3,783	$(1,238)	$1	$12,258
Commercial real estate loans	1,978	(437)	(42)	1,280	2,779
Commercial loans	1,508	(155)	—	61	1,414
Residential real estate loans	47	6	—	—	53
Installment and consumer other	2	(2)	—	1	1
Total	$13,247	$3,195	$(1,280)	$1,343	$16,505

	December 31, 2017
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$8,173	$1,496	$—	$43	$9,712
Commercial real estate loans	2,762	111	(987)	92	1,978
Commercial loans	1,239	1,145	(917)	41	1,508
Residential real estate loans	470	(423)	—	—	47
Installment and consumer other	1	1	—	—	2
Total	$12,645	$2,330	$(1,904)	$176	$13,247

The following tables present the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	December 31, 2018
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$2,325	$9,933	$12,258
Commercial real estate loans	583	2,196	2,779
Commercial loans	745	669	1,414
Residential real estate loans	—	53	53
Installment and consumer other	—	1	1
Total ending allowance for loan losses	3,653	12,852	16,505
Loans:
Agricultural loans	52,947	671,561	724,508
Commercial real estate loans	2,037	297,175	299,212
Commercial loans	1,773	114,687	116,460
Residential real estate loans	—	66,843	66,843
Installment and consumer other	—	272	272
Total loans	56,757	1,150,538	1,207,295
Net loans	$53,104	$1,137,686	$1,190,790

	December 31, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,026	$8,686	$9,712
Commercial real estate loans	—	1,978	1,978
Commercial loans	410	1,098	1,508
Residential real estate loans	—	47	47
Installment and consumer other	—	2	2
Total ending allowance for loan losses	1,436	11,811	13,247
Loans:
Agricultural loans	28,744	657,686	686,430
Commercial real estate loans	2,465	290,239	292,704
Commercial loans	1,793	112,539	114,332
Residential real estate loans	—	55,138	55,138
Installment and consumer other	—	347	347
Total loans	33,002	1,115,949	1,148,951
Net loans	$31,566	$1,104,138	$1,135,704

Troubled Debt Restructurings

The Company had allocated $2.0 million and $0.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2018 and 2017, respectively. The Company had no additional lending commitments at December 31, 2018 and 2017 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and recent performance according to the modified terms of the loan. Once this assurance is reached, the TDR is classified as a restructured loan.  At December 31, 2018, there were $31.5 million TDR loans, of which $12.1 million were classified as nonaccrual and $19.4 million were classified as restructured and accruing, and there were $0.3 million unfunded commitments on these loans. At December 31, 2017, there were $13.4 million TDR loans, of which $4.4 million were classified as nonaccrual and $9.0 million were classified as restructured and accruing. There were $0.1 million unfunded commitments on these loans.

The following table provides the number of loans modified in a troubled debt restructuring investment by class for the year ended December 31, 2018 and 2017:

	Year ended December 31, 2018		Year ended December 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	32	$21,261	18	$7,755
Commercial loans	1	92	—	—
Total	33	$21,353	18	$7,755

During the years ended December 31, 2018 and 2017, there were no troubled debt restructurings which defaulted that were modified within twelve months of their default.

The following table provides the troubled debt restructurings for the year ended December 31, 2018 and 2017 grouped by type of concession:

	Year ended December 31, 2018		Year ended December 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	10	$4,284	9	$5,834
Extension of interest-only payments	22	16,977	7	1,176
Combination of extension of term and interest rate concessions	—	—	2	745
Commercial loans
Extension of interest-only payments	1	92	—	—

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows:

	As of December 31, 2018
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$495,418	$133,582	$564	$41,997	$52,947	$724,508
Commercial real estate loans	253,853	18,968	4,642	19,712	2,037	299,212
Commercial loans	95,842	15,237	1,360	2,248	1,773	116,460
Residential real estate loans	62,787	3,883	—	173	—	66,843
Installment and consumer other	272	—	—	—	—	272
Total	$908,172	$171,670	$6,566	$64,130	$56,757	$1,207,295

	As of December 31, 2017
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$503,292	$115,374	$3,443	$35,577	$28,744	$686,430
Commercial real estate loans	225,898	50,043	4,574	9,724	2,465	292,704
Commercial loans	93,347	13,384	885	4,923	1,793	114,332
Residential real estate loans	50,917	4,221	—	—	—	55,138
Installment and consumer other	347	—	—	—	—	347
Total	$873,801	$183,022	$8,902	$50,224	$33,002	$1,148,951

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,		Estimated
	2018	2017	Useful Life
	(dollars in thousands)
Land	$2,240	$1,316	N/A
Construction in process	1,593	250	N/A
Bank premises	12,810	8,554	35-40 years
Furniture, fixtures, and equipment	5,686	4,781	3-7 years
	22,329	14,901
Accumulated depreciation and amortization	(6,254)	(5,239)
	$16,075	$9,662

Depreciation and amortization expense charged to operations for the years ended December 31, 2018 and 2017 totaled, $1.3 million and $1.0 million, respectively.

NOTE 6—LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. The unpaid principal balances of mortgage and other loans serviced for others were approximately $661.3 million and $600.7 million at December 31, 2018 and 2017, respectively.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	December 31,
	2018	2017
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$8,950	$9,264
Additions	2,879	2,431
Impairment	(597)	(564)
Amortization	(2,185)	(2,181)
Balance, end of period	$9,047	$8,950

The fair values of these rights were approximately $13.2 million and $12.5 million at December 31, 2018 and 2017, respectively. The fair value of servicing rights was determined using an assumed discount rate of 20% and prepayment speeds primarily ranging from 4% to 9%, depending upon the stratification of the specific right, and nominal anticipated credit losses.

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLE

The excess of the purchase price in an acquisition over the fair value of net assets acquired consists primarily of goodwill and the core deposit intangible. Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis. Core deposit intangible, which arose from value ascribed to the deposit base of a bank acquired, has an estimated finite life and is amortized on an accelerated basis to expense over a 66-month period to match the expected benefits of the low benefit acquired.

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. There was no impairment charge to goodwill or core deposit intangible in the years ended December 31, 2018 or 2017.

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley on May 13, 2016.  The carrying amount of goodwill was $5.0 million at December 31, 2018 and 2017.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million.

Accumulated amortization on core deposit intangible was $1.3 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,288)	(882)
Net book value	$513	$919

NOTE 8—OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Year Ended December 31,
	2018	2017
	(dollars in thousands)
Balance, beginning of period	$4,962	$3,161
Assets foreclosed	6,104	5,130
Write-down of other real estate owned	(873)	(905)
Net gain on sales of other real estate owned	231	353
Proceeds from sale of other real estate owned	(3,856)	(2,777)
Balance, end of period	$6,568	$4,962

Expenses applicable to other real estate owned include the following:

	For the Year Ended December 31,
	2018	2017
	(dollars in thousands)
Net gain on sales of other real estate owned	$231	$353
Write-down of other real estate owned	(873)	(905)
Operating expenses, net of rental income	(188)	101
	$(830)	$(451)

NOTE 9—DEPOSITS

Deposits are summarized as follows:

	December 31,
	2018	2017
	(dollars in thousands)
Demand deposits	$121,436	$125,584
Savings, NOW, and money market accounts	296,671	277,993
Certificates of deposit	805,240	706,500
Total deposits	$1,223,347	$1,110,077

Certificates of deposit in amounts of more than $250,000 at December 31, 2018 and 2017 were approximately $394.1 million and $345.3 million, respectively.

The scheduled maturities of certificates of deposit were as follows:

	December 31,
	2018	2017
	(dollars in thousands)
1 year or less	$377,588	$267,557
1 to 2 years	259,722	157,559
2 to 3 years	103,715	155,223
3 to 4 years	41,259	84,685
Over 4 years	22,956	41,476
	$805,240	$706,500

NOTE 10—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $89.4 million and $121.5 million on December 31, 2018 and 2017, respectively. These advances, rates, and maturities were as follows:

			Amount outstanding as of December 31,
	Maturity	Rate	2018	2017
			(dollars in thousands)
Loan Type
Fixed rate, fixed term	01/02/2018	1.23%	$—	$1,000
Fixed rate, fixed term	01/12/2018	0.85%	—	8,000
Fixed rate, fixed term	02/12/2018	0.91%	—	5,000
Fixed rate, fixed term	04/23/2018	1.07%	—	2,300
Fixed rate, fixed term	06/18/2018	0.93%	—	10,000
Fixed rate, fixed term	07/16/2018	1.21%	—	762
Fixed rate, fixed term	07/16/2018	1.21%	—	1,038
Fixed rate, fixed term	07/19/2018	1.41%	—	15,000
Fixed rate, fixed term	08/20/2018	1.15%	—	1,000
Fixed rate, fixed term	08/20/2018	1.15%	—	800
Fixed rate, fixed term	08/20/2018	1.27%	—	2,200
Fixed rate, fixed term	11/09/2018	1.47%	—	10,000
Fixed rate, fixed term	12/31/2018	1.65%	—	3,000
Fixed rate, fixed term	01/02/2019	2.54%	3,000	—
Fixed rate, fixed term	01/04/2019	2.55%	12,000	—
Fixed rate, fixed term	02/27/2019	1.47%	5,000	5,000
Fixed rate, fixed term	03/08/2019	1.54%	10,000	10,000
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/12/2019	2.24%	5,000	—
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	—
			$89,400	$121,500

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At December 31, 2018 and 2017, the Bank had pledged qualifying mortgage loans $453.8 million and $326.9 million, respectively.

The Bank had no irrevocable letters of credit with the FHLB as of December 31, 2018 and 2017.

Future maturities of borrowings were as follows:

	December 31,
	2018	2017
	(dollars in thousands)
1 year or less	$45,000	$60,100
1 to 2 years	18,400	25,000
2 to 3 years	18,000	18,400
3 to 4 years	8,000	18,000
	$89,400	$121,500

As of December 31, 2018 and 2017, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount collateral pledged by the Company, which totaled $143.4 million in loans at December 31, 2018, and $8.6 million in securities at December 31, 2017.  There were no outstanding advances included in other borrowings at December 31, 2018 or 2017, respectively.

On September 14, 2017, the Company entered into a credit agreement with U.S. Bank, National Association for a $15.0 million revolving line-of-credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The non-usage fee for year ended December 31, 2018 and 2017 was $42 thousand and $5 thousand, respectively.  The line did not have an outstanding balance as of December 31, 2018 or 2017.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At December 31, 2018 and 2017, the amounts of these borrowings were $0.8 thousand and $1.3 million, respectively.

Also included in other borrowings is the capital lease for our full service banking location in Appleton, Wisconsin that was assumed in connection with our acquisition of Fox River Valley.  Under the terms of the current triple-net lease the Company is obligated to pay monthly rent of $15 thousand.  As of December 31, 2017, liability remaining under the capital lease was $41 thousand, and the amortization related to the lease was $148 thousand and was included in other non-interest expense.  During the third quarter of 2018, the term of the lease was extended to April 2020, and the Company is obligated to pay monthly rent of $16 thousand.  The renegotiation of terms resulted in the extended term being classified as an operating lease, and the rent expense is included in occupancy expense.

The following table sets forth information concerning balances and interest rates on other borrowings as of the dates and for the periods indicated:

	December 31,
	2018	2017
	(dollars in thousands)
Balance outstanding at end of period	$827	$1,299
Average amount outstanding during the period	1,027	1,545
Maximum amount outstanding at any month end	1,278	1,825
Weighted average interest rate during the period	4.81%	5.77%
Weighted average interest rate at end of period	4.51%	6.41%

NOTE 11—SUBORDINATED DEBENTURES

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

The capital securities carry an interest rate identical to that of the related debentures. For Trust II, holders of capital securities are entitled to receive cumulative cash distributions at a rate based on the three month LIBOR plus 1.53% thereafter through maturity, which was 4.27% as of December 31, 2018. For Trust III, holders of capital securities are entitled to receive cumulative cash distributions at a rate based on the three month LIBOR plus 1.69% through maturity, which was 4.43% as of December 31, 2018.  Interest was current through the most recent interest payment date of December 15, 2018.

The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity dates of the debentures. The capital securities are subject to mandatory redemption upon payment of the debentures. Trust II and III mature on September 15, 2035 and June 15, 2036, respectively, and may be redeemed if certain conditions are met or at any time within 180 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of Trust II and Trust III, the debentures, or the capital securities. If the debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest.

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

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. Interest was current through the most recent interest payment date of November 28, 2018.

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

The FRV Trust I debentures carry an interest rate equal to 5-year LIBOR plus 3.40%, which resets every five years. The current rate is equal to 6.40% through November 30, 2023. Interest payments are due quarterly.

On May 30, 2018, the Company entered into a Subordinated Note Purchase Agreement with certain institutional investors pursuant to which the Company sold and issued $30.0 million in aggregate principal amount of its 5.875% fixed-to-floating rate subordinated notes due 2028 (the “Notes”).  The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. The Notes have a stated maturity of June 1, 2028, are redeemable, in whole or in part, on or after June 1, 2023, and at any time upon the occurrences of certain events. The Notes will bear interest at a fixed rate of 5.875% per year, from and including May 30, 2018 to, but excluding, June 1, 2023. From and including June 1, 2023 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 2.88%.  The notes qualify as Tier II capital of the Company.  The Company incurred $0.9 million of costs related to the issuance of the Notes.  These costs have been capitalized are being amortized over the life of the Notes.

On September 17, 2018, the Company closed its offer to exchange (the “Exchange Offer”) up to $30,000,000 aggregate principal amount of Notes, which were issued in a private placement to certain institutional investors, for a like principal amount of its new 5.875% fixed-to-floating rate subordinated notes due 2028 registered under the Securities Act of 1933, as amended.  All of the privately-placed Notes were tendered for exchange in the Exchange Offer.

NOTE 12—PREFERRED STOCK

The Company has 15,000 shares of non-cumulative, nonparticipating preferred stock authorized with a $1,000 per share stated value.  This preferred stock pays a quarterly dividend at a variable rate equivalent to prime rate plus fifty basis points with a minimum dividend of 4.0%.  The variable rate at December 31, 2018 was 6.00%.  There were 8,000 shares issued and outstanding at both December 31, 2018 and 2017.

NOTE 13—INCOME TAXES

Allocation of income tax expense between current and deferred portions consisted of the following:

	December 31,
	2018	2017
	(dollars in thousands)
Current
Federal income tax	$3,713	$4,665
State income tax	1,829	863
Total current	5,542	5,528
Deferred income tax expense	(483)	2,263
	$5,059	$7,791

For the year ended December 31, 2017, the value of our net deferred tax asset was reduced by $0.9 million and recorded as additional income tax expense as a result of the Tax Act that was enacted on December 22, 2017.

The reasons for the difference between income tax expense and the amount computed by applying the statutory tax rates to income before taxes were as follows:

	December 31,
	2018	2017
	(dollars in thousands)
Statutory federal tax rate	21%	34%
Income tax at statutory federal rate	$4,055	$6,194
Increase (reduction) resulting from:
State income taxes, net of federal income tax benefit	1,191	917
Tax exempt interest	(193)	(207)
Increase in cash surrender value	(95)	(183)
Tax reform expense	—	1,000
Other	101	70
Income tax expense	$5,059	$7,791
Effective tax rate	26%	43%

The tax reform expense was due to a reduction in the value of our net deferred tax asset which was recorded as additional income tax expense as a result of the Tax Act.

The components of the net deferred tax asset were as follows:

	December 31,
	2018	2017
	(dollars in thousands)
Deferred tax assets:
Management salary continuation accrued	$555	$540
Allowance for loan losses	4,314	3,290
Deferred compensation	481	306
Interest on nonaccrual loans	—	365
Other real estate owned	720	406
Acquired assets	—	(483)
Net operating loss	1,475	1,660
Available for sale investment securities	831	282
Interest rate swap contracts	49	—
Other	151	296
Total deferred tax assets	$8,576	$6,662
Deferred tax liabilities
Loan servicing rights	2,465	2,438
Deferred loan costs	289	216
Depreciation and amortization	1,057	457
FHLB stock dividend	37	73
Other	382	213
Total deferred tax liabilities	$4,230	$3,397
Net deferred tax assets	$4,346	$3,265

The Company has federal net operating loss carryforwards of approximately $4.2 million as of December 31, 2018.  These losses begin to expire in 2035.  The Company also has state net operating loss carryforwards totaling approximately $9.5 million as of December 31, 2018 and begin to expire in 2032.  These net operating loss carryforwards may be applied against future taxable income.

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

Financial instruments with contract amounts representing credit risk as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(dollars in thousands)
Commitments to extend credit and unused lines of credit, including unused credit card lines	$179,179	$235,807
Standby letters of credit	5,635	5,357

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

NOTE 15—HEDGING ACTIVITIES

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

As of December 31, 2018, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million.  Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $0.2 million was recognized in accumulated other comprehensive income for the year ended December 31, 2018, and there was no ineffective portion of this hedge.  There were no interest rate swaps designated as a cash flow hedge outstanding at December 31, 2017.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contains language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $150 thousand of cash as collateral to the counterparty as of December 31, 2018.

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. The Company’s contributions are based upon the discretion of the board of directors. Total expense was $0.7 million for each of the years ended December 31, 2018 and 2017, respectively.

On May 1, 2006, the Company entered into salary continuation agreements with five key employees. Under these agreements, the key employees will receive $60,000 per year beginning on the later of attaining age 65 or their separation from service, and continuing for 15 years.  During 2011, the Company entered into a salary continuation agreement with an additional key employee. Under this agreement, the key employee will receive amounts ranging between $36,000 and $60,000 annually, depending on the employee’s age at separation, commencing upon retirement and continuing for 15 years.  Each of these agreements allow for early retirement opportunities or modifications which may reduce the annual payment.

As of December 31, 2018 and 2017, Company had accrued $2.0 million in conjunction with these salary continuation agreements.  The payouts under these agreements for the years ending December 31, 2018 and 2017 were $105 thousand in each year.

NOTE 17—EQUITY INCENTIVE PLAN

In 2016, the shareholders’ approved the Company’s 2016 Equity Incentive Compensation Plan (the “Plan”), which replaced the Company’s 2012 Equity Incentive Compensation Plan.  Under the Plan, the Company may grant options and stock awards to its directors, officers and employees for shares of common stock. Both qualified and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units may be granted and issued, respectively, under the Plan.  As of December 31, 2018, 209,714 shares remained available under the Plan.

The exercise price of options is no less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods for options and restricted stock range from one to five years from the date of grant.

The Company grants restricted stock awards and restricted stock units to certain members of management and directors.  The shares and units are allotted a grant date value equal to the Nasdaq Official Closing Price on the grant date.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2018	2017
Risk-free interest rates	2.59-2.91%	2.08-2.27%
Dividend yields	1.03%-1.61%	0.74%-0.99%
Expected volatility	36.00%	35.00%
Weighted-average expected life of options	7.00 years	7.00 years

The expected volatility is based on historical volatility. The risk free rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history of declaring dividends on its common stock.

The activity of the Company’s outstanding stock options for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	228,318	$17.24		291,059	$15.18
Granted	22,675	25.19		29,653	26.27
Exercised	(30,217)	15.19		(87,526)	12.41
Forfeited/expired	(11,788)	21.55		(4,868)	21.69
Outstanding, end of period	208,988	$18.15	$209	228,318	$17.24	$2,859
Options exercisable at period-end	159,456	$16.54	$19	142,724	$15.08	$2,095
Weighted-average fair value of options granted during the period (2)		$9.41			$9.54

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2018 and 2017. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2018 and 2017 was as follows:

	December 31, 2018
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.00	45,680	1.52 Years	$12.00	45,680	$12.00
13.02-14.83	36,220	4.70 Years	13.88	32,770	13.78
17.15-19.88	85,396	6.71 Years	19.58	71,623	19.63
20.92-24.98	10,714	8.45 Years	23.34	4,101	22.37
25.24-27.31	30,978	8.78 Years	26.50	5,282	26.63
Outstanding, end of period	208,988		$18.15	159,456	$16.54

	December 31, 2017
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.00	63,110	2.20 Years	$12.00	63,110	$12.00
13.02-15.19	39,511	5.77 Years	13.99	29,140	13.72
17.15-19.88	96,097	7.62 Years	19.60	48,452	19.68
20.17-24.46	11,191	8.97 Years	22.35	2,022	20.61
25.56-27.31	18,409	9.23 Years	26.73	—	—
Outstanding, end of period	228,318		$17.24	142,724	$15.08

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options, December 31, 2016	113,446	$4.48
Granted	29,653	9.54
Vested	(37,791)	4.54
Forfeited/exercised	(19,714)	3.10
Nonvested options, December 31, 2017	85,594	$6.04
Granted	22,675	25.19
Vested	(40,681)	20.23
Forfeited/exercised	(18,056)	20.82
Nonvested options, December 31, 2018	49,532	$23.33

Activity in restricted stock awards and restricted stock units during 2018 and 2017 was as follows:

	December 31, 2018
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	41,217	$18.35
Granted	6,611	27.15
Vested	(15,014)	15.71
Forfeited/expired	(4,113)	23.51
Outstanding, end of period	28,701	$21.02

	December 31, 2017
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	38,593	$17.27
Granted	5,988	27.31
Vested	(2,416)	19.77
Forfeited/expired	(948)	27.31
Outstanding, end of period	41,217	$18.35

	December 31, 2018
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	8,691	$25.53
Granted	9,840	27.46
Vested	(4,036)	24.25
Forfeited/expired	(2,723)	27.41
Outstanding, end of period	11,772	$27.15

	December 31, 2017
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	—	$—
Granted	8,691	25.53
Vested	—	—
Forfeited/expired	—	—
Outstanding, end of period	8,691	$25.53

For the years ended December 31, 2018 and 2017, share-based compensation expense, including options, restricted stock awards, and restricted stock units, applicable to the Plan was $0.5 million and $0.7 million, respectively, and the recognized tax benefit related to this expense was $0.1 million and $0.1 million, respectively.

As of December 31, 2018, unrecognized share-based compensation expense related to nonvested options and restricted stock amounted to $0.5 million and is expected to be recognized over a weighted average period of 1.49 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations), and of Tier 1 Common Equity (as defined) to risk-weighted assets. Management believed, as of December 31, 2018 and 2017, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2018, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Tier 1 Common Equity ratios as set forth in the following table.  There were no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes(a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018
Total Capital (to risk weighted assets):
Consolidated	210,768	15.81%	131,664	9.875%	Not applicable
Bank	204,327	15.35%	131,488	9.875%	$133,153	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	164,675	12.35%	104,998	7.875%	Not applicable
Bank	187,679	14.09%	104,858	7.875%	106,522	8.00%
Tier 1 Capital (to average assets):
Consolidated	164,675	11.09%	59,374	4.00%	Not applicable
Bank	187,679	12.44%	60,330	4.00%	75,413	5.00%
Tier 1 Common Equity (to risk weighted assets):
Consolidated	141,085	10.58%	84,999	6.375%	Not applicable
Bank	187,679	14.09%	84,885	6.375%	86,549	6.50%

December 31, 2017
Total Capital (to risk weighted assets):
Consolidated	165,174	13.08%	116,775	9.25%	Not applicable
Bank	161,375	12.79%	116,719	9.25%	$126,183	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	151,363	11.99%	91,526	7.25%	Not applicable
Bank	147,564	11.69%	91,483	7.25%	100,946	8.00%
Tier 1 Capital (to average assets):
Consolidated	151,363	11.03%	54,914	4.00%	Not applicable
Bank	147,564	10.76%	54,875	4.00%	68,594	5.00%
Tier 1 Common Equity (to risk weighted assets):
Consolidated	127,840	10.13%	72,590	5.75%	Not applicable
Bank	147,564	11.69%	72,555	5.75%	82,019	6.50%

(a)	The ratios for December 31, 2018 and 2017 include a capital conservation buffer of 1.875% and 1.25%, respectively.

The Basel III Rule implemented a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2018 and 2017 was 1.875% and 1.25%, respectively.  As of December 31, 2018 and 2017, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

NOTE 19—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates.

Activity consisted of the following:

	December 31,
	2018	2017
	(dollars in thousands)
Balance, beginning of period	$6,969	$6,475
New loans	4,055	1,679
Repayments	(5,387)	(1,185)
Balance, end of period	$5,637	$6,969

Deposits from related parties held by the Bank at December 31, 2018 and 2017 amounted to $5.2 million and $19.5 million, respectively.

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

Hedging Activities

Interest rate swap agreements are measured at fair value on a recurring basis.  We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Accrued Interest

The carrying amounts approximate fair value.

Commitments to Extend Credit and Standby Letters of Credit

As of December 31, 2018 and 2017, the carrying and fair values of the commitment to extend credit and standby letters of credit are not considered significant.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2018
Securities available for sale:
U.S. government and agency securities	$—	$4,331	$—	$4,331
U.S treasury securities	—	2,491	—	2,491
Municipal securities	—	34,520	—	34,520
Mortgage-backed securities	—	154,603	—	154,603
Total assets at fair value	$—	$195,945	$—	$195,945
Derivative instruments, interest rate swaps	$—	$179	$—	$179
Total liabilities at fair value	$—	$179	$—	$179
December 31, 2017
Securities available for sale:
U.S. government and agency securities	$—	$4,956	$—	$4,956
Municipal securities	—	$33,765	—	33,765
Mortgage-backed securities	—	87,309	—	87,309
Total assets at fair value	$—	$126,030	$—	$126,030

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
December 31, 2018
Impaired loans	$—	$—	$30,995
Other real estate owned	—	—	6,568
Total assets at fair value	$—	$—	$37,563
December 31, 2017
Impaired loans	$—	$—	$20,811
Other real estate owned	—	—	4,962
Total assets at fair value	$—	$—	$25,773

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2018
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	16%-54% (32%)

December 31, 2017
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	0%-39% (14%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$61,087	$61,087	$66,771	$66,771	1
FHLB Stock	2,978	2,978	4,138	4,138	2
Securities available for sale	195,945	195,945	126,030	126,030	2
Loans, net of allowance for loan losses	1,190,790	1,187,330	1,135,704	1,135,861	3
Loans held for sale	2,949	2,949	6,575	6,575	3
Accrued interest receivable	3,878	3,878	3,793	3,793	2
Loan servicing rights	9,047	13,198	8,950	12,194	3
Financial liabilities:
Deposits:
Time	805,240	801,267	706,500	709,219	2
Other deposits	418,107	418,107	403,577	401,503	1
Other borrowings	827	827	1,299	1,299	3
Advances from FHLB	89,400	88,725	121,500	121,793	2
Subordinated debentures	44,703	44,703	15,523	15,523	3
Accrued interest payable	4,013	4,013	2,389	2,389	2
Derivative instruments, interest rate swaps	179	179	—	—	2

NOTE 21—EARNINGS PER SHARE

Earnings per common share (“EPS”) was computed based on the following:

	For the Year Ended
	December 31,
	2018	2017
	(dollars in thousands except share data)
Net income from continuing operations	$14,251	$10,425
Less: preferred stock dividends	413	353
Income available to common shareholders for basic EPS	$13,838	$10,072

Average number of common shares issued	7,177,212	7,334,307
Less: weighted average treasury shares	442,206	433,976
Less: weighted average nonvested equity incentive plan shares	30,955	264,948
Weighted average number of common shares outstanding	6,704,051	6,635,383
Effect of dilutive options	68,876	111,463
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,772,927	6,746,846

NOTE 22—DIVIDEND AND CAPITAL RESTRICTIONS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Cash dividends paid to the Company by the Bank were $2.0 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively.

NOTE 23—SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2018, but prior to issuance that provided additional evidence about conditions that existed at December 31, 2018, have been recognized in the financial statements for the year ended December 31, 2018. Events or transactions that provided evidence about conditions that did not exist at December 31, 2018, but arose before the consolidated financial statements were issued have not been recognized in the consolidated financial statements for the year ended December 31, 2018.

NOTE 24 – UNAUDITED INTERIM FINANCIAL DATA

Unaudited quarterly financial data for the periods indicated is summarized below:

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$17,110	$16,651	$15,763	$14,693
Interest expense	6,367	6,047	5,425	4,423
Net interest income	10,743	10,604	10,338	10,270
Provision for loan losses	1,572	993	533	97
Net interest income after provision for loan losses	9,171	9,611	9,805	10,173
Non-interest income	2,320	2,157	2,316	2,040
Non-interest expense	7,538	7,023	6,937	6,785
Income tax expense	1,123	1,228	1,334	1,374
Net income	$2,830	$3,517	$3,850	$4,054

Basic earnings per share	$0.41	$0.51	$0.56	$0.59
Diluted earnings per share	$0.40	$0.50	$0.55	$0.58
Dividends declared per share	$0.07	$0.07	$0.07	$0.07

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$14,249	$13,715	$12,952	$12,136
Interest expense	4,080	3,754	3,395	2,938
Net interest income	10,169	9,961	9,557	9,198
Provision for loan losses	12	33	1,524	761
Net interest income after provision for loan losses	10,157	9,928	8,033	8,437
Non-interest income	1,994	2,087	1,856	1,716
Non-interest expense	7,165	6,291	6,641	5,895
Income tax expense	2,855	2,120	1,190	1,626
Net income	$2,131	$3,604	$2,058	$2,632

Basic earnings per share	$0.31	$0.53	$0.30	$0.39
Diluted earnings per share	$0.30	$0.52	$0.29	$0.38
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

NOTE 25 – COUNTY BANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$4,490	$87
Investment in bank subsidiary	185,458	146,937
Goodwill	5,038	5,038
Other assets	2,344	4,667
Total assets	$197,330	$156,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$343	$221
Subordinated debentures	44,703	15,523
Shareholders' equity	152,284	140,985
Total liabilities and shareholders' equity	$197,330	$156,729

CONDENSED STATEMENTS OF OPERATIONS

	December 31, 2018	December 31, 2017
	(dollars in thousands)
INTEREST AND DIVIDEND INCOME	$2,112	$1,135

EXPENSES
Interest expense	1,804	515
Other operating expenses	1,409	1,609
Total expenses	3,213	2,124
Income before income taxes and equity in undistributed net income of subsidiary	(1,101)	(989)
Income tax benefit	837	553
Equity in undistributed net income of subsidiary	14,515	10,861
NET INCOME	$14,251	$10,425

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2018	December 31, 2017
	(dollars in thousands)
Cash flows from operating activities
Net income	$14,251	$10,425
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiary	(14,515)	(10,861)
Amortization of core deposit intangible	406	522
Amortization of subordinated debenture costs	122	—
Other assets	1,967	(992)
Other liabilities	(58)	735
Net cash provided by (used in) operating activities	2,173	(171)
Cash flows from investing activities
Investment in subsidiary	(25,000)	—
Net cash used in investing activities	(25,000)	—
Cash flows from financing activities
Payments to acquire treasury stock	—	(202)
Proceeds from issuance of common stock	459	1,123
Increase in subordinated debentures	29,058	72
Dividends paid on preferred stock	(413)	(353)
Dividends paid on common stock	(1,874)	(1,594)
Net cash provided by (used in) financing activities	27,230	(954)
Net change in cash and cash equivalents	4,403	(1,125)
Cash and cash equivalents, beginning of period	87	1,212
Cash and cash equivalents, end of period	$4,490	$87

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting: There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

REPORT BY COUNTY BANCORP, INC.’S MANAGEMENT

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believed that as of December 31, 2018, the Company maintained effective internal control over financial reporting based on those criteria.  Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act as we availed ourselves of the exemptions available to us under the JOBS Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be included in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters” and is incorporated herein by reference. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of  Shareholders under the captions “Executive Compensation,” “Proposal 1: Election of Directors” and “Corporate Governance Matters” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 will be included in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the captions “Corporate Governance Matters” and “Certain Relationships and Related Party Transactions” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements listed on the Index included under “Item 8. Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Articles of Incorporation of County Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of County Bancorp, Inc.’s annual report on Form 10-K filed on March 15, 2018)

3.2

Third Amended and Restated Bylaws of County Bancorp, Inc. as of November 20, 2018 (Incorporated by reference to Exhibit 3.1 of County Bancorp, Inc.’s current report on Form 8-K filed on November 27, 2018)

4.1

Instruments Definition the Rights of Security Holders, Including Indentures.

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

4.2

Form of Common Stock Certificate of County Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 of County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

4.3

Indenture, dated May 30, 2018, by and between County Bancorp, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on May 30, 2018)

4.4

Forms of 5.875% Fixed to Floating Rate Subordinated Note due June 1, 2028 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on May 30, 2018)

10.1+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Timothy J. Schneider, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.2 of County Bancorp, Inc.’s quarterly report on From 10-Q filed on August 8, 2017)

10.2+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Mark R. Binversie, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.3 of County Bancorp, Inc. quarterly report on Form 10-Q filed on August 8, 2017)

10.3+	Transition Plan of Wayne Mueller (Incorporated by reference to Exhibit 10.5 of County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

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

10.6+

County Bancorp, Inc. 2016 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.4 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.7+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Stock Appreciation Right Award Agreement (Incorporated by reference to Exhibit 4.5 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.8+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Incentive Stock Option Award Agreement (Incorporated by reference to Exhibit 4.6 of County Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-213536) filed on September 8, 2016)

10.9+

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
10.12+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Deferred Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on February 24, 2017)

10.13+

First Amendment to the County Bancorp, Inc. 2016 Long Term Incentive Plan, effective November 15, 2016 (Incorporated by reference to Exhibit 10.16 of County Bancorp, Inc.’s annual report on Form 10-K filed on March 23, 2017)

10.14+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and David A. Coggins, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.4 of County Bancorp, Inc.’s quarterly report on Form 10-Q filed on August 8, 2017)

10.15+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Glen L. Stiteley, dated as of August 15, 2017 (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on July 20, 2017)

10.16

Real Estate Purchase and Sale Agreement, dated as of December 8, 2017, by and between The Manitowoc Company, Inc. and Investors Community Bank (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on January 16, 2018)

10.17

First Amendment to Real Estate Purchase and Sale Agreement, dated as of December 19, 2017, by and between The Manitowoc Company, Inc. and Investors Community Bank (Incorporated by reference to Exhibit 10.2 of County Bancorp, Inc.’s current report on Form 8-K filed on January 16, 2018)

10.18

Credit Agreement, dated as of September 14, 2017, by and between County Bancorp, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on September 18, 2017)

10.19

Form of Subordinated Note Purchase Agreement, dated May 30, 2018, by and among County Bancorp, Inc. and the purchasers identified therein (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on May 30, 2018)

10.20

Form of Registration Rights Agreement, dated May 30, 2018, by and among County Bancorp, Inc. and the purchasers identified therein (Incorporated by reference to Exhibit 10.2 of County Bancorp, Inc.’s current report on Form 8-K filed on May 30, 2018)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Plante Moran PLLC (Filed herewith)

23.2	Consent of CliftonLarsonAllen LLP (Filed herewith)

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1	Certification of the President pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schena Document (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (Filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

Exhibit Number	Exhibit Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith)
+	Indicates a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTY BANCORP, INC

Date:	March 14, 2019	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy J. Schneider Timothy J. Schneider	President (principal executive officer) and Director	March 14, 2019

/s/ Glen L. Stiteley	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 14, 2019
Glen L. Stiteley
/s/ William C. Censky	Chairman of the Board and Director	March 14, 2019
William C. Censky
	Director	March 14, 2019
Mark R. Binversie
/s/ Lynn D. Davis	Director	March 14, 2019
Lynn D. Davis
/s/ Edson P. Foster, Jr.	Director	March 14, 2019
Edson P. Foster, Jr.
/s/ Vicki L. Leinbach	Director	March 14, 2019
Vicki L. Leinbach
/s/ Robert E. Matzke	Director	March 14, 2019
Robert E. Matzke
/s/ Wayne D. Mueller	Director	March 14, 2019
Wayne D. Mueller
/s/ Patrick J. Roe	Director	March 14, 2019
Patrick J. Roe
/s/ Kathi P. Seifert	Director	March 14, 2019
Kathi P. Seifert
/s/ Andrew J. Steimle	Director	March 14, 2019
Andrew J. Steimle
	Director	March 14, 2019
Gary Ziegelbauer