Form 10-Q
period 2019-03-31
County Bancorp, Inc.
filed 2019-05-09
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 001-36808

COUNTY BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1850431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 South 44th Street Manitowoc, WI	54221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 686-9998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	ICBK	Nasdaq Global Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 9, 2019, the registrant had 6,714,254 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$62,426	$61,087
Securities available-for-sale, at fair value	192,210	195,945
FHLB Stock, at cost	2,998	2,978
Loans held for sale	2,750	2,949
Loans, net of allowance for loan losses of $17,493 as of March 31, 2019; $16,505 as of December 31, 2018	1,165,470	1,190,790
Premises and equipment, net	15,965	16,075
Loan servicing rights	9,275	9,047
Other real estate owned, net	5,019	6,568
Cash surrender value of bank owned life insurance	17,953	17,842
Deferred tax asset, net	2,905	4,346
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $1,371 as of March 31, 2019; $1,288 as of December 31, 2018	430	513
Accrued interest receivable and other assets	8,949	7,849
Total assets	$1,491,388	$1,521,027

LIABILITIES
Deposits:
Noninterest-bearing	$101,434	$121,436
Interest-bearing	1,074,843	1,101,911
Total deposits	1,176,277	1,223,347
Other borrowings	1,412	827
Advances from FHLB	100,400	89,400
Subordinated debentures	44,742	44,703
Accrued interest payable and other liabilities	10,540	10,466
Total liabilities	1,333,371	1,368,743

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,153,174 shares issued and 6,709,254 shares outstanding at March 31, 2019; 7,153,174 shares issued and 6,709,480 shares outstanding as of December 31, 2018	28	28
Surplus	53,280	53,162
Retained earnings	101,785	98,475
Treasury stock, at cost; 443,920 shares at March 31, 2019; 443,694 shares at December 31, 2018	(5,030)	(5,030)
Accumulated other comprehensive loss	(46)	(2,351)
Total shareholders' equity	158,017	152,284
Total liabilities and shareholders' equity	$1,491,388	$1,521,027

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$15,501	$13,691
Taxable securities	1,186	632
Tax-exempt securities	175	157
Federal funds sold and other	264	213
Total interest and dividend income	17,126	14,693

INTEREST EXPENSE
Deposits	5,424	3,796
FHLB advances and other borrowed funds	464	484
Subordinated debentures	678	143
Total interest expense	6,566	4,423
Net interest income	10,560	10,270
Provision for loan losses	752	97
Net interest income after provision for loan losses	9,808	10,173
NON-INTEREST INCOME
Services charges	353	365
Gain (loss) on sale of loans, net	(1)	32
Loan servicing fees	1,747	1,462
Other	651	181
Total non-interest income	2,750	2,040
NON-INTEREST EXPENSE
Employee compensation and benefits	4,482	4,218
Occupancy	389	204
Information processing	563	465
Other	1,871	1,898
Total non-interest expense	7,305	6,785
Income before income taxes	5,253	5,428
Income tax expense	1,491	1,374
NET INCOME	$3,762	$4,054

NET INCOME PER SHARE:
Basic	$0.54	$0.59
Diluted	$0.54	$0.58
Dividends paid per share	$0.05	$0.07

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net income	$3,762	$4,054
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	3,652	(2,543)
Income tax benefit (expense)	(995)	658
Total other comprehensive income (loss) on securities available-for-sale	2,657	(1,885)
Unrealized loss on derivatives arising during the period	(481)	—
Income tax benefit	129	—
Total other comprehensive loss on derivatives	(352)	—
Total other comprehensive income (loss)	2,305	(1,885)
Comprehensive income	$6,067	$2,169

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986
Net income	—	—	—	4,054	—	—	4,054
Other comprehensive loss	—	—	—	—	—	(1,885)	(1,885)
Stock compensation expense	—	—	117	—	—	—	117
Cash dividends declared on common stock	—	—	—	(468)	—	—	(468)
Cash dividends declared on preferred stock	—	—	—	(97)	—	—	(97)
Reclassification of par value to surplus	—	(21)	21	—	—	—	—
Reclassification of stranded tax effects of rate change	—	—	—	126	—	(126)	—
Proceeds from exercise of common stock options (2,952 shares)	—	—	107	—	—	—	107
Balance at March 31, 2018	$8,000	$7	$52,475	$90,000	$(5,030)	$(2,638)	$142,814

Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284
Net income	—	—	—	3,762	—	—	3,762
Other comprehensive income	—	—	—	—	—	2,305	2,305
Stock compensation expense	—	—	118	—	—	—	118
Cash dividends declared on common stock	—	—	—	(335)	—	—	(335)
Cash dividends declared on preferred stock	—	—	—	(117)	—	—	(117)
Balance at March 31, 2019	$8,000	$28	$53,280	$101,785	$(5,030)	$(46)	$158,017

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	March 31, 2019	March 31, 2018
	(dollars in thousands)
Cash flows from operating activities
Net income	$3,762	$4,054
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	342	271
Amortization of core deposit intangible	83	113
Amortization of subordinated debentures discount	39	17
Provision for loan losses	752	97
Realized gain on sales of other real estate owned	(136)	—
Realized gain on sales of premises and equipment	—	(1)
Increase in cash surrender value of bank owned life insurance	(111)	(112)
Deferred income tax expense (benefit)	398	(187)
Stock compensation expense, net	118	117
Net amortization of securities	153	234
Net change in:
Accrued interest receivable and other assets	(1,250)	(64)
Loans held for sale	199	168
Loan servicing rights	(228)	(9)
Accrued interest payable and other liabilities	(228)	77
Net cash provided by operating activities	3,893	4,775
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	-	6,948
Purchases of securities available-for-sale	7,234	(25,055)
Redemption (purchase) of FHLB stock	(20)	230
Loan originations and principal collections, net	23,421	(18,723)
Purchases of premises and equipment	(84)	(5,067)
Proceeds from sales of other real estate owned	2,832	—
Net cash provided by (used in) investing activities	33,383	(41,667)
Cash flows from financing activities
Net decrease in demand and savings deposits	(14,388)	(28,144)
Net increase (decrease) in certificates of deposits	(32,682)	90,457
Net change in other borrowings	585	(58)
Proceeds from FHLB advances	94,000	63,000
Repayment of FHLB advances	(83,000)	(64,000)
Proceeds from issuance of common stock	—	107
Dividends paid on preferred stock	(117)	(97)
Dividends paid on common stock	(335)	(468)
Net cash provided by (used for) financing activities	(35,937)	60,797
Net change in cash and cash equivalents	1,339	23,905
Cash and cash equivalents, beginning of period	61,087	66,771
Cash and cash equivalents, end of period	$62,426	$90,676

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,135	$4,187
Income taxes	$—	$—
Noncash investing activities:
Transfer from loans to other real estate owned	$1,147	$4,417
Loans charged off	$390	$42

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2019.  The results of operations for the three months ended March 31, 2019 may not necessarily be indicative of the results to be expected for the year ending December 31, 2019, or for any other period.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Entities should apply this amendment a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has engaged a third-party software consultant and is currently testing the model’s methodology in parallel to current loss model calculations.  At this time, the effect this ASU will have on its consolidated financial statements is still being quantified as the Company ensures data, assumptions, and methods all comply with the requirements of ASU 2016-13.

In March 2017, the FASB issued updated guidance codified within ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs, which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities.  The amendment became effective January 1, 2019; however, the Company has no callable debt securities; therefore, this amendment has no effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provided an additional and optional transition method with which to adopt the new leases standard.  The updated ASU allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The amendment became effective January 1, 2019, and was adopted by the Company retrospectively to the beginning of the adoption period.  Since all of the Company’s leases are operating leases, there was no impact to the Statement of Operations, however, a right-of-use asset of $0.2 million and a corresponding liability were recorded on the Company’s balance sheet as of the effective date of the amendment.

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

	For the Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Net income from continuing operations	$3,762	$4,054
Less: preferred stock dividends	117	97
Income available to common shareholders for basic earnings per common share	$3,645	$3,957

Weighted average number of common shares issued	7,153,174	7,106,685
Less: weighted average treasury shares	443,729	439,833
Plus: weighted average of participating restricted stock units	16,260	11,309
Weighted average number of common shares and participating securities outstanding	6,725,705	6,678,161
Effect of dilutive options	21,323	90,804
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,747,028	6,768,965
Weighted average of anti-dilutive options	134,824	—

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of March 31, 2019 and December 31, 2018 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2019
U.S. government and agency securities	$3,964	$—	$(35)	$3,929
U.S. treasury securities	2,497	2	—	2,499
Municipal securities	31,615	333	(75)	31,873
Mortgage-backed securities	153,534	1,353	(978)	153,909
	$191,610	$1,688	$(1,088)	$192,210
December 31, 2018
U.S. government and agency securities	$4,368	$—	$(37)	$4,331
U.S. treasury securities	2,497	—	(6)	2,491
Municipal securities	34,985	33	(498)	34,520
Mortgage-backed securities	157,147	203	(2,747)	154,603
	$198,997	$236	$(3,288)	$195,945

The amortized cost and fair value of securities at March 31, 2019 and December 31, 2018, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
March 31, 2019
Due in one year or less	$3,270	$3,269
Due from one to five years	10,387	10,355
Due from five to ten years	8,659	8,694
Due after ten years	15,760	15,983
Mortgage-backed securities	153,534	153,909
	$191,610	$192,210
December 31, 2018
Due in one year or less	$5,848	$5,843
Due from one to five years	11,113	10,974
Due from five to ten years	8,458	8,382
Due after ten years	16,431	16,143
Mortgage-backed securities	157,147	154,603
	$198,997	$195,945

There were no security sales for the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, no securities were pledged to secure the Federal Home Loan Bank (“FHLB”) advances besides FHLB stock of $3.0 million.  There were no securities pledged to secure the Federal Reserve Bank line of credit at March 31, 2019 and December 31, 2018; however, there were $33.5 million and $53.4 million of securitied pledged to secure municipial customer deposts at March 31, 2019 and December 31, 2019, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2019
U.S. government and agency securities	$—	$—	$3,929	$(35)	3,929	(35)
U.S. treasury securities	—	—	—	—	—	—
Municipal securities	—	—	11,723	(75)	11,723	(75)
Mortgage-backed securities	285	(1)	79,778	(977)	80,063	(978)
	$285	$(1)	$95,430	$(1,087)	$95,715	$(1,088)
December 31, 2018
U.S. government and agency securities	$—	$—	$4,331	$(37)	4,331	(37)
U.S. treasury securities	2,491	(6)	—	—	2,491	(6)
Municipal securities	4,291	(15)	25,377	(483)	29,668	(498)
Mortgage-backed securities	41,925	(208)	83,319	(2,539)	125,244	(2,747)
	$48,707	$(229)	$113,027	$(3,059)	$161,734	$(3,288)

The unrealized losses on the investments at March 31, 2019 and December 31, 2018 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2019 and December 31, 2018.

NOTE 4 – LOANS

The components of loans were as follows:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Agricultural loans	$722,107	$724,508
Commercial real estate loans	289,824	299,212
Commercial loans	113,666	116,460
Residential real estate loans	57,146	66,843
Installment and consumer other	220	272
Total gross loans	1,182,963	1,207,295
Allowance for loan losses	(17,493)	(16,505)
Net loans	$1,165,470	$1,190,790

Changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
March 31, 2019
Balance, beginning of year	$12,258	$2,779	$1,414	$53	$1	$16,505
Provision for loan losses	(135)	1,138	(214)	(37)	—	752
Loans charged off	—	(390)	—	—	—	(390)
Recoveries	—	625	1	—	—	626
Balance, end of period	$12,123	$4,152	$1,201	$16	$1	$17,493

March 31, 2018
Balance, beginning of year	$9,712	$1,978	$1,508	$47	$2	$13,247
Provision for loan losses	1,537	(1,118)	(319)	(2)	(1)	97
Loans charged off	—	(42)	—	—	—	(42)
Recoveries	1	1,240	68	—	1	1,310
Balance, end of period	$11,250	$2,058	$1,257	$45	$2	$14,612

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  March 31, 2019 and December 31, 2018:

	March 31, 2019
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$2,691	$9,432	$12,123
Commercial real estate loans	2,472	1,680	4,152
Commercial loans	648	553	1,201
Residential real estate loans	—	16	16
Installment and consumer other	—	1	1
Total ending allowance for loan losses	5,811	11,682	17,493
Loans:
Agricultural loans	54,251	667,856	722,107
Commercial real estate loans	6,031	283,793	289,824
Commercial loans	1,135	112,531	113,666
Residential real estate loans	—	57,146	57,146
Installment and consumer other	—	220	220
Total loans	61,417	1,121,546	1,182,963
Net loans	$55,606	$1,109,864	$1,165,470

	December 31, 2018
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$2,325	$9,933	$12,258
Commercial real estate loans	583	2,196	2,779
Commercial loans	745	669	1,414
Residential real estate loans	—	53	53
Installment and consumer other	—	1	1
Total ending allowance for loan losses	3,653	12,852	16,505
Loans:
Agricultural loans	52,947	671,561	724,508
Commercial real estate loans	2,037	297,175	299,212
Commercial loans	1,773	114,687	116,460
Residential real estate loans	—	66,843	66,843
Installment and consumer other	—	272	272
Total loans	56,757	1,150,538	1,207,295
Net loans	$53,104	$1,137,686	$1,190,790

The following table presents the aging of the recorded investment in past due loans at March 31, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
March 31, 2019
Agricultural loans	$3,269	$167	$7,048	$10,484	$711,623	$722,107
Commercial real estate loans	1,012	3,998	—	5,010	284,814	289,824
Commercial loans	110	—	—	110	113,556	113,666
Residential real estate loans	—	—	—	—	57,146	57,146
Installment and consumer other	—	—	—	—	220	220
Total	$4,391	$4,165	$7,048	$15,604	$1,167,359	$1,182,963

December 31, 2018
Agricultural loans	$460	$969	$7,968	$9,397	$715,111	$724,508
Commercial real estate loans	—	—	2,037	2,037	297,175	299,212
Commercial loans	—	—	600	600	115,860	116,460
Residential real estate loans	—	—	—	—	66,843	66,843
Installment and consumer other	—	—	—	—	272	272
Total	$460	$969	$10,605	$12,034	$1,195,261	$1,207,295

The following table lists information on nonaccrual, troubled debt restructured, and certain past due loans at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$7,048	$10,605
Nonaccrual loans 30-89 days past due	5,010	868
Nonaccrual loans, less than 30 days past due	13,822	11,510
Troubled debt restructured loans not on nonaccrual status	21,111	19,389
90 days or more past due and still accruing	—	—
Total	$46,991	$42,372

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days on accrual by class of loan:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Agricultural loans	$19,735	$19,173
Commercial real estate loans	5,010	2,037
Commercial loans	1,135	1,773
Total	$25,880	$22,983

The following table presents the average recorded investment and interest income recognized on impaired loans by portfolio segment for three months ended March 31, 2019 and 2018:

	As of and for the Three Months Ended March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$56,844	$54,251	$2,691	$53,599	$1,173
Commercial real estate loans	6,031	6,031	2,472	4,034	24
Commercial loans	1,142	1,135	648	1,454	2
Total	$64,017	$61,417	$5,811	$59,087	$1,199

	As of and for the Three Months Ended March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$35,980	$35,545	$2,419	$32,145	$646
Commercial real estate loans	582	575	—	1,520	—
Commercial loans	1,163	1,153	273	1,473	1
Residential real estate loans	114	114	—	57	1
Total	$37,839	$37,387	$2,692	$35,195	$648

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.6 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

Troubled Debt Restructurings

The Company has allocated approximately $2.6 million and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2019 and December 31, 2018, respectively.  The Company had no additional lending commitments at March 31, 2019 or December 31, 2018 to customers with outstanding loans that are classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  The following table presents the TDRs by loan class at March 31, 2019 and December 31, 2018:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
March 31, 2019
Agricultural loans	$11,056	$20,090	$31,146
Commercial real estate loans	—	1,021	1,021
Commercial loans	1,135	—	1,135
Total	$12,191	$21,111	$33,302

December 31, 2018
Agricultural loans	$12,034	$19,389	$31,423
Commercial loans	92	—	92
Total	$12,126	$19,389	$31,515

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019		March 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	8	$1,704	7	$2,842
Commercial real estate loans	1	1,021	—	—
Commercial loans	2	1,046	—	—
Total	11	$3,771	7	$2,842

The following table provides the troubled debt restructurings for the three months ended March 31, 2019 and 2018 grouped by type of concession:

	For the Three Months Ended
	March 31, 2019		March 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	1	$262	6	$2,751
Extension of interest-only payments	7	1,442	1	91
Commercial real estate loans
Payment concessions	1	1,021	—	—
Commercial loans
Combination of extension of term and interest rate concessions	2	1,046	—	—
Total	11	$3,771	7	$2,842

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$479,399	$156,910	$540	$31,007	$54,251	$722,107
Commercial real estate loans	258,101	10,303	2,593	12,796	6,031	289,824
Commercial loans	101,882	7,181	1,368	2,100	1,135	113,666
Residential real estate loans	56,726	248	—	172	—	57,146
Installment and consumer other	220	—	—	—	—	220
Total	$896,328	$174,642	$4,501	$46,075	$61,417	$1,182,963

	As of December 31, 2018
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$495,418	$133,582	$564	$41,997	$52,947	$724,508
Commercial real estate loans	253,853	18,968	4,642	19,712	2,037	299,212
Commercial loans	95,842	15,237	1,360	2,248	1,773	116,460
Residential real estate loans	62,787	3,883	—	173	—	66,843
Installment and consumer other	272	—	—	—	—	272
Total	$908,172	$171,670	$6,566	$64,130	$56,757	$1,207,295

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $675.3 million and $661.3 million at March 31, 2019 and December 31, 2018, respectively.  The fair value of these rights were approximately $13.3 million and $13.2 million at March 31, 2019 and December 31, 2018.  The fair value of servicing rights was determined using an assumed discount rate of 20 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$9,047	$8,950
Additions	851	2,879
Impairment	(73)	(597)
Amortization	(550)	(2,185)
Balance, end of period	$9,275	$9,047

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

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at March 31, 2019 and December 31, 2018.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,371)	(1,288)
Net book value	$430	$513

NOTE 7 – DEPOSITS

Deposits are summarized as follows at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Demand deposits	$101,434	$121,436
NOW and interest checking	49,902	51,779
Savings	6,210	5,770
Money market accounts	225,975	218,929
National time deposits	146,805	160,445
Brokered deposits	269,917	308,504
Certificates of deposit	376,034	356,484
Total deposits	$1,176,277	$1,223,347

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $100.4 million and $89.4 million on March 31, 2019 and December 31, 2018, respectively. These advances, rates, and maturities were as follows:

			March 31,	December 31,
	Maturity	Rate	2019	2018
			(dollars in thousands)
Fixed rate, fixed term	01/02/2019	2.54%	$—	$3,000
Fixed rate, fixed term	01/04/2019	2.55%	—	12,000
Fixed rate, fixed term	02/27/2019	1.47%	—	5,000
Fixed rate, fixed term	03/08/2019	1.54%	—	10,000
Fixed rate, fixed term	04/10/2019	2.58%	9,000	—
Fixed rate, fixed term	04/18/2019	2.59%	12,000	—
Fixed rate, fixed term	04/25/2019	2.56%	10,000	—
Fixed rate, fixed term	06/06/2019	2.61%	10,000	—
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/12/2019	2.24%	5,000	5,000
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	8,000
			$100,400	$89,400

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At March 31, 2019 and December 31, 2018, the Bank had pledged qualifying mortgage loans of $434.4 million and $453.8 million, respectively.

The Bank had no irrevocable letters of credit with the FHLB as of March 31, 2019 and December 31, 2018.

Future maturities of FHLB borrowings as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
1 year or less	$61,000	$45,000
1 to 2 years	13,400	18,400
2 to 3 years	18,000	18,000
3 to 4 years	8,000	8,000
	$100,400	$89,400

As of March 31, 2019 and December 31, 2018, the Bank also had a line of credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $137.4 million and $143.4 million in loans at March 31, 2019 and December 31, 2018, respectively.  There were no outstanding advances included in other borrowings at March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company had a credit agreement with U.S. Bank National Association for a $15.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of March 31, 2019 and December 31, 2018.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At March 31, 2019 and December 31, 2018, the amounts of these borrowings were $1.4 million and $0.8 million, respectively.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Balance outstanding at end of period	$1,412	$827
Average amount outstanding during the period	844	1,027
Maximum amount outstanding at any month end	1,412	1,278
Weighted average interest rate during the period	5.27%	4.81%
Weighted average interest rate at end of period	5.22%	4.51%

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of March 31, 2019, 180,230 options or shares of restricted stock remain available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of March 31, 2019 and changes in the Plan during the three months ended March 31, 2019 were as follows:

	March 31, 2019
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	208,988	$18.15
Granted	14,237	18.06
Exercised	—	—
Forfeited/expired	(1,678)	19.88
Outstanding, end of period	221,547	$18.13	$392
Options exercisable at period-end	170,038	$17.02	$382
Weighted-average fair value of options granted during the period (2)		$6.31

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the three months ended March 31, 2019 was as follows:

	March 31, 2019
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	28,701	$21.02
Granted	—	—
Vested	(11,552)	19.19
Forfeited/expired	(226)	27.15
Outstanding, end of period	16,923	$22.19

	March 31, 2019
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	11,772	$27.15
Granted	18,178	18.11
Issued	—	—
Forfeited/expired	(375)	18.11
Outstanding, end of period	29,575	$21.91

For the three months ended March 31, 2019 and 2018, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $118 thousand and $117 thousand, respectively.

As of March 31, 2019, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.8 million and is expected to be recognized over a weighted average period of 1.88 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of March 31, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  The Bank has not elected to be subject to this new definition.

As of March 31, 2019, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2019
Total Capital (to risk weighted assets)	$208,042	15.87%	$137,632	10.50%	$131,078	10.00%
Tier 1 Capital (to risk weighted assets)	191,643	14.62%	111,417	8.50%	104,863	8.00%
Tier 1 Capital (to average assets)	191,643	12.83%	59,761	4.00%	74,701	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets)	191,643	14.62%	91,755	7.00%	85,201	6.50%

December 31, 2018
Total Capital (to risk weighted assets):
Consolidated	$210,768	15.81%	$131,664	9.875%	Not applicable
Bank	204,327	15.35%	131,488	9.875%	$133,153	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	164,675	12.35%	104,998	7.875%	Not applicable
Bank	187,679	14.09%	104,858	7.875%	106,522	8.00%
Tier 1 Capital (to average assets):
Consolidated	164,675	11.09%	59,374	4.00%	Not applicable
Bank	187,679	12.44%	60,330	4.00%	75,413	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	141,085	10.58%	84,999	6.375%	Not applicable
Bank	187,679	14.09%	84,885	6.375%	86,549	6.50%
(a)	The ratios for March 31, 2019 and December 31, 2018 include a capital conservation buffer of 2.5% and 1.875%, respectively.

The rules of the Basel III regulatory capital framework implemented a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased in on January 1, 2019 at 2.5%.  The ratios for the Company and the Bank are sufficient to meet the conservation buffer.

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

Assets measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
March 31, 2019
Securities available for sale:
U.S. government and agency securities	$—	$3,929	$—	$3,929
U.S. treasury Securities	—	2,499	—	2,499
Municipal securities	—	31,873	—	31,873
Mortgage-backed securities	—	153,909	—	$153,909
Total assets at fair value	$—	$192,210	$—	$192,210
Derivative instruments, interest rate swaps	—	660	—	$660
Total liabilities at fair value	$—	$660	$—	$660
December 31, 2018
Securities available for sale:
U.S. government and agency securities	$—	$4,331	$—	$4,331
U.S. treasury Securities	—	2,491	—	2,491
Municipal securities	—	34,520	—	34,520
Mortgage-backed securities	—	154,603	—	$154,603
Total assets at fair value	$—	$195,945	$—	$195,945
Derivative instruments, interest rate swaps	—	179	—	$179
Total liabilities at fair value	$—	$179	$—	$179

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
March 31, 2019
Impaired loans	$—	$—	$55,606
Other real estate owned	—	—	5,019
Total assets at fair value	$—	$—	$60,625
December 31, 2018
Impaired loans	$—	$—	$30,995
Other real estate owned	—	—	6,568
Total assets at fair value	$—	$—	$37,563

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

March 31, 2019
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	3%-70% (31%)

December 31, 2018
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	16%-39% (14%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	March 31,		December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$62,426	$62,426	$61,087	$61,087	1
Securities available for sale	192,210	192,210	195,945	195,945	2
FHLB Stock	2,998	2,998	2,978	2,978	2
Loans, net of allowance for loan losses	1,165,470	1,164,369	1,190,790	1,187,330	3
Loans held for sale	2,750	2,750	2,949	2,949	3
Accrued interest receivable	4,020	4,020	3,878	3,878	2
Loan servicing rights	9,275	13,320	9,047	13,198	3
Financial liabilities:
Deposits:
Time	772,967	772,053	805,240	801,267	2
Other deposits	403,310	403,310	418,107	418,107	1
Other borrowings	1,412	1,412	827	827	3
Advances from FHLB	100,400	100,016	89,400	88,725	2
Subordinated debentures	44,742	44,742	44,703	44,703	3
Accrued interest payable	5,215	5,215	4,013	4,013	2
Derivative instruments, interest rate swaps	660	660	179	179	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Balance, beginning of period	$6,568	$4,962
Assets foreclosed	1,147	4,417
Net gain on sales of other real estate owned	136	—
Proceeds from sale of other real estate owned	(2,832)	—
Balance, end of period	$5,019	$9,379

Income (expenses) applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Net gain on sales of other real estate owned	$136	$—
Operating expenses, net of rental income	(25)	(108)
	$111	$(108)

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at March 31, 2019 and December 31, 2018.  Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $0.5 thousand was recognized in accumulated other comprehensive income for the three months ended March 31, 2019, and there was no ineffective portion of this hedge.  There were no interest rate swaps designated as a cash flow hedge outstanding at March 31, 2018.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contains language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $0.5 million of cash as collateral to the counterparty as of March 31, 2019.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after March 31, 2019, but prior to May 9, 2019, that provided additional evidence about conditions that existed at March 31, 2019.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, and residential real estate loans.  Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets, earnings per share, and ratio of non-performing assets to total assets.  We also utilize non-GAAP metrics, such as efficiency ratio, return on average common shareholders’ equity, tangible book value per share, ratio of tangible common equity to tangible assets, and adverse classified asset ratio to evaluate the Company’s performance.  We are required to maintain appropriate regulatory leverage and risk-based capital ratios.

Operational Overview

•	Net income for the three months ended March 31, 2019 was $3.8 million compared to $4.1 million for the three months ended March 31, 2018.
•	Net interest income increased by $0.3 million from $10.3 million for the three months ended March 31, 2018, to $10.6 million for the three months ended March 31, 2019.
•	Total loans decreased $24.3 million, or 2.0%, from December 31, 2018 to $1.2 billion at March 31, 2019 and increased $18.4 million, or 1.6%, from March 31, 2018.
•

Participated loans that we continue to service totaled $675.3 million at March 31, 2019, an increase of $14.0 million, or 2.1%, since December 31, 2018, and an increase of $63.9 million, or 10.5%, since March 31, 2018.

•	Non-performing assets increased $1.3 million since December 31, 2018 to $30.9 million at March 31, 2019, an increase of 4.6%, and have increased $4.2 million, or 15.6%, since March 31, 2018.
•

Our reliance on wholesale funding (brokered deposits, national time deposits, and FHLB borrowings) decreased $41.2 million, or 7.4%, since December 31, 2018 to $517.1 million at March 31, 2019, and decreased $105.6 million, or 17.0%, since March 31, 2018.

Selected Financial Data

	As of and for		As of and for
	Three Months Ended		Year Ended
	March 31, 2019	March 31, 2018	December 31, 2018
	(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$17,126	$14,693	$64,217
Interest expense	6,566	4,423	22,262
Net interest income	10,560	10,270	41,955
Provision for loan losses	752	97	3,195
Net interest income after provision for loan losses	9,808	10,173	38,760
Non-interest income	2,750	2,040	8,833
Non-interest expense	7,305	6,785	28,283
Income tax expense	1,491	1,374	5,059
Net income	$3,762	$4,054	$14,251

Per Common Share Data:
Basic earnings per common share	$0.54	$0.59	$2.06
Diluted earnings per common share	$0.54	$0.58	$2.04
Cash dividends per common share	$0.05	$0.07	$0.28
Book value per share, end of period	$22.36	$20.17	$21.50
Tangible book value per share, end of period (1)	$21.54	$19.29	$20.65
Weighted average common shares - basic	6,725,705	6,678,161	6,712,551
Weighted average common shares - diluted	6,747,028	6,768,965	6,757,667
Common shares outstanding, end of period	6,709,254	6,684,923	6,709,480

Selected Balance Sheet Data:
Total assets	$1,491,388	$1,460,257	$1,521,027
Securities available-for-sale	192,210	141,360	195,945
Total loans	1,182,963	1,164,525	1,207,295
Allowance for loan losses	(17,493)	(14,612)	(16,505)
Total deposits	1,176,277	1,172,390	1,223,347
Other borrowings and FHLB advances	101,812	121,741	90,227
Subordinated debentures	44,742	15,540	44,703
Total shareholders' equity	158,017	142,814	152,284

Performance Ratios:
Return on average assets (annualized)	1.00%	1.15%	0.96%
Return on average shareholders' equity (annualized)	9.78%	11.62%	7.58%
Return on average common shareholders' equity (1)	9.99%	12.04%	9.74%
Equity to assets ratio	10.60%	9.78%	10.00%
Net interest margin	2.94%	3.01%	2.91%
Interest rate spread	2.64%	2.78%	2.62%
Non-interest income to average assets (annualized)	0.73%	0.58%	0.58%
Non-interest expense to average assets (annualized)	1.95%	1.92%	1.87%
Net overhead ratio (annualized) (2)	1.22%	1.34%	1.29%
Efficiency ratio (1)	55.91%	55.12%	54.42%
Dividend payout ratio	9.26%	12.07%	13.73%

Asset Quality Ratios:
Adverse classified asset ratio (1)	48.59%	53.44%	57.12%
Non-performing loans to total loans (3)	2.19%	1.52%	1.90%
Allowance for loan losses to:
Total loans	1.48%	1.25%	1.37%
Non-performing loans	67.59%	82.34%	71.81%
Net recoveries to average loans	(0.02)%	(0.11)%	(0.01)%
Non-performing assets to total assets (3)	2.07%	1.83%	1.94%

	March 31, 2019	March 31, 2018	December 31, 2018
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	10.06%	9.23%	9.49%
Total capital to risk-weighted assets (Bank)	15.87%	12.89%	15.35%
Tangible common equity to tangible assets (1)	9.73%	8.87%	9.15%
(1)

Tangible book value per share, return on average common shareholders’ equity, the efficiency ratio, tangible common equity to tangible assets, and adverse classified asset ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of these financial measures to their most comparable GAAP measures.

(2)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(3)	Non-performing loans consist of nonaccrual loans. Non-performing assets consist of nonaccrual loans and other real estate owned.

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

	Three Months Ended		Year Ended
	March 31, 2019	March 31, 2018	December 31, 2018
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$7,305	$6,785	$28,283
Plus (less): net gain (loss) on sales and write-downs of OREO	136	—	(642)
Adjusted non-interest expense (non-GAAP)	$7,441	$6,785	$27,641

Net interest income	$10,560	$10,270	$41,955
Non-interest income	2,750	2,040	8,833
Operating revenue	$13,310	$12,310	$50,788
Efficiency ratio	55.91%	55.12%	54.42%

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

	Three Months Ended		Year Ended
	March 31, 2019	March 31, 2018	December 31, 2018
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	9.78%	11.62%	9.50%
Effect of excluding average preferred shareholders' equity	0.21%	0.42%	0.24%
Return on average common shareholders' equity	9.99%	12.04%	9.74%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	March 31, 2019	March 31, 2018	December 31, 2018
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$150,017	$134,814	$144,284
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	430	806	513
Tangible common equity	$144,549	$128,970	$138,733
Common shares outstanding	6,709,254	6,684,923	6,673,381
Tangible book value per share	$21.54	$19.29	$20.79

Total assets	$1,491,238	$1,460,257	$1,521,027
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	430	806	513
Tangible assets	$1,485,770	$1,454,413	$1,515,476
Tangible common equity to tangible assets	9.73%	8.87%	9.15%

Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allows management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	March 31, 2019	March 31, 2018	December 31, 2018
	(dollars in thousands, except per share data)
Adverse classified asset ratio:
Substandard loans	$107,492	$82,648	$120,887
Less: Impaired performing restructured loans	(6,382)	(1,164)	(5,078)
Net substandard loans	101,110	81,484	115,809
Other real estate owned	5,019	8,982	6,568
Substandard unused commitments	976	2,309	1,625
Less: Substandard government guarantees	(5,864)	(3,605)	(7,111)
Total adverse classified assets (non-GAAP)	$101,241	$89,170	$116,891

Total equity (Bank)	$191,287	$149,105	$185,458
Accumulated other comprehensive loss (gain) on available-for-sale securities	(436)	2,603	2,221
Allowance for loan losses	17,493	14,612	16,505
Allowance for unused commitments	—	553	475
Adjusted total equity (non-GAAP)	$208,344	$166,873	$204,659
Adverse classified asset ratio	48.59%	53.44%	57.12%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 2.8% to $10.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily attributable to loan growth of 1.5% and a 0.47% improvement in average loan yield between the same periods which was partially offset by a 0.51% increase in average rates paid interest-bearing deposits.

Interest income increased to $17.1 million for the first quarter of 2019 compared to $14.7 million for the first quarter of 2018 primarily as the result of increased volume of loans and an increase in loan yield from 4.67% for the first quarter of 2018 to 5.14% for the first quarter of 2019.  The increase in interest income was partially offset by an increase in interest expense from $4.4 million for the first quarter of 2018 to $6.6 million for the first quarter of 2019, which was primarily the result of increases in rates paid on deposits, and the issuance of $30.0 million in junior subordinated notes in the second quarter of 2018.

Non-interest income for the three months ended March 31, 2019 increased 34.8% to $2.8 million from $2.0 million for the three months ended March 31, 2018, primarily due to the reduction of the allowance for unused commitments of $0.5 million that caused an increase to other non-interest income.  The Company evaluated the need for this allowance during the first quarter of 2019 and concluded there was no longer sufficient evidence of credit loss inherent in these commitments to substantiate the necessity of this reserve at March 31, 2019 and concluded that this allowance could be eliminated.  The Company will continue to evaluate credit risk on these off-balance sheet commitments going forward and make appropriate adjustments to an allowance as necessary.  Also during the first quarter of 2019, the Company reduced a valuation allowance on its loan servicing rights portfolio which resulted in an increase of $0.2 million of loan servicing rights.  The reduction of the valuation allowance is expected to continue throughout the remainder of 2019.

Non-interest expense increased 7.7% to $7.3 million for the three months ended March 31, 2019 compared to $6.8 million for the same period in 2018.  This increase was primarily the result of increased employee compensation and benefits in connection with a 24.1% increase in the premium cost of employee health insurance benefits.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.  The following table reflects the components of net interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$192,963	$1,361	2.82%	$136,722	$789	2.31%
Loans (2)	1,207,240	15,501	5.14%	1,172,786	13,691	4.67%
Interest bearing deposits due from other banks	36,227	264	2.92%	55,784	213	1.53%
Total interest-earning assets	$1,436,430	$17,126	4.77%	$1,365,292	$14,693	4.30%

Allowance for loan losses	(17,005)			(13,722)
Other assets	78,654			62,000
Total assets	$1,498,079			$1,413,570

Liabilities
Savings, NOW, money market, interest checking	$295,418	$1,184	1.60%	$282,313	$640	0.91%
Time deposits	797,476	4,240	2.13%	742,465	3,156	1.70%
Total interest-bearing deposits	$1,092,894	$5,424	1.99%	$1,024,778	$3,796	1.48%
Other borrowings	844	11	5.27%	1,286	16	4.97%
FHLB advances	92,900	453	1.95%	121,067	468	1.55%
Junior subordinated debentures	44,606	678	6.08%	15,529	143	3.68%
Total interest-bearing liabilities	$1,231,244	$6,566	2.13%	$1,162,660	$4,423	1.52%

Non-interest bearing deposits	101,532			103,669
Other liabilities	11,362			7,743
Total liabilities	$1,344,138			$1,274,072

Shareholders' equity	153,941			139,498
Total liabilities and equity	$1,498,079			$1,413,570

Net interest income		$10,560			$10,270
Interest rate spread (3)			2.64%			2.78%
Net interest margin (4)			2.94%			3.01%
Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.17
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2019 v. 2018
	Increase (Decrease) Due to Change in Average
	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$371	$201	$572
Loans	413	1,397	1,810
Federal funds sold and interest-bearing deposits with banks	(33)	84	51
Total interest income	751	1,682	2,433
Interest Expense:
Savings, NOW, money market and interest checking	31	513	544
Time deposits	247	837	1,084
Other borrowings	(6)	1	(5)
FHLB advances	114	(129)	(15)
Junior subordinated debentures	397	138	535
Total interest expense	783	1,360	2,143
Net interest income	$(32)	$322	$290

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $0.8 million for the three months ended March 31, 2019 compared to a provision of $0.1 million for the three months ended March 31, 2018.  The increased provision is directly related to the $24.8 million increase in substandard performing and substandard impaired loans from the first quarter of 2018 compared to the first quarter of 2019.  During the first quarter of 2019, we charged-off $0.4 million in loans, and recovered $0.6 million in loans that had been previously written-off.

The specific reserve related to impaired loans increased 115.8% from $2.7 million at March 31, 2018 to $5.8 million at March 31, 2019 due to a 64.3% increase in substandard impaired loans from $37.4 million at March 31, 2018 to $61.4 million at March 31, 2019.  In addition, non-performing assets have increased $4.2 million since March 31, 2018 to $30.9 million at March 31, 2019.  This increase in non-performing assets is primarily due to the continued depressed dairy market pricing, which has been further complicated by recent tariff discussions by the federal government and the response to such tariffs by other countries, which have affected our agricultural borrowers.  Despite the recent increase in Class III milk prices, we anticipate some additional stress in our agricultural portfolio will continue throughout 2019 due to the length of the depressed prices that our agricultural borrowers endured; however, management believes this increased risk is adequately captured by the existing agriculture qualitative factors in our allowance for loan losses methodology.  Additionally, management is encouraged by the proposed revision of the North American Free Trade Agreement among the U.S., Canada, and Mexico, called the United States Mexico Canada Agreement, which has been signed but not ratified by the United States, which includes a pledge to curb protection for Canada’s dairy industry.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.   Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $17.5 million, or 1.48% of total loans, was appropriate as of March 31, 2019.  This is compared to an allowance for loan losses of $14.6 million, or 1.25% of total loans, at March 31, 2018, and $16.5 million, or 1.37% of total loans, at December 31, 2018.

Non-Interest Income

Non-interest income for the three months ended March 31, 2019 increased by 34.8% to $2.8 million from $2.0 million for the three months ended March 31, 2018.  During the first quarter of 2019, the Company eliminated the allowance for unused commitments of $0.5 million after concluding that there was no longer sufficient evidence of credit loss inherent in these commitments to substantiate the necessity of this reserve at March 31, 2019.  The elimination of this reserve resulted in an increase of other non-interest income.  The Company will continue to evaluate credit risk on these off-balance sheet commitments going forward and make appropriate adjustments to an allowance as necessary.  In addition, the Company also reduced a valuation allowance on its loan servicing rights portfolio which resulted in an increase of $0.2 million of loan servicing rights which are included in loan servicing fees in our consolidated statement of operations.  The reduction of the valuation allowance is expected to continue throughout the remaining quarters of 2019.

The following table reflects the components of non-interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Service charges	$353	$365
Gain (loss) on sale of loans, net	(1)	32
Loan servicing fees	1,519	1,452
Loan servicing right origination	228	10
Income on other real estate owned	26	32
Other	625	149
Total non-interest income	$2,750	$2,040

Non-Interest Expense

Non-interest expense increased 7.7% for the three months ended March 31, 2019 to $7.3 million compared to $6.8 million for the three months ended March 31, 2018. The increase is primarily the result of increased employee compensation and benefits related to a 24.1% increase in the premium cost of employee benefits.  In addition, increased occupancy and information processing expenses are directly related to the new corporate headquarters which the Company moved into during the third quarter of 2018.

The following table reflects the components of our non-interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Employee compensation and benefits	$4,482	$4,218
Occupancy	389	204
Information processing	563	465
Professional fees	399	315
Business development	325	299
Other real estate owned expenses	51	140
Net gain on other real estate owned	(136)	—
Depreciation and amortization	337	314
Other	895	830
Total non-interest expense	$7,305	$6,785

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

Income tax expense for the three months ended March 31, 2019 and 2018, was $1.5 million and $1.4 million, respectively, which represents an effective tax rate of 28.4% and 25.3%, respectively.  The increase in the effective tax rate year-over-year is primarily the result of the exercise of stock options during the first quarter of 2018 that resulted in additional permanent tax deductions.  There were no stock option exercises during the first quarter of 2019.

Financial Condition

Total assets decreased $29.6 million, or 1.9%, from December 31, 2018 to $1.5 billion at March 31, 2019.  Total loans decreased by $24.3 million, or 2.0%, since December 31, 2018 as the result of normal pay-downs and $14.0 million in loan sales and participations.

Total liabilities decreased $35.4 million, or 2.6%, from $1.4 billion at December 31, 2018 to $1.3 billion at March 31, 2019.  This decrease is primarily attributed to a decrease in brokered deposits and national certificates of deposits of $52.2 million in the first quarter of 2019, which was partially offset by $11.0 million of additional FHLB borrowings.  Client deposits, defined as demand deposits, money market accounts, and certificates of deposit, increased $5.2 million, or 0.7%, since December 31, 2018.

Shareholders’ equity increased $5.7 million, or 3.8%, to $158.0 million at March 31, 2019 from $152.3 million at December 31, 2018.  This increase was due primarily to net income for the three months ended March 31, 2019 of $3.8 million and a $2.7 million tax-effected increase to the fair market value of the investment portfolio, which was partially offset by the payment of $0.5 million of dividends on common and preferred stock during the three months ended March 31, 2019.

Net Loans

Total net loans decreased by $25.3 million, or 2.1%, to $1.2 billion at March 31, 2019 from December 31, 2018.  This decrease was driven primarily by normal pay-downs and $14.0 million of loan sales and participations that took place during the first quarter.  The proceeds from the loan sales and participations were used to pay-off some brokered and national time deposits and reduce our reliance on wholesale funding which is a long-term strategy of the Company.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$722,107	61.0%	$724,508	60.0%
Commercial real estate loans	289,824	24.5%	299,212	24.8%
Commercial loans	113,666	9.7%	116,460	9.7%
Residential real estate loans	57,146	4.8%	66,843	5.5%
Installment and consumer other	220	0.0%	272	0.0%
Total gross loans	$1,182,963	100.0%	$1,207,295	100.0%
Allowance for loan losses	(17,493)		(16,505)
Loans, net	$1,165,470		$1,190,790

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

At March 31, 2019 and December 31, 2018, the allowance for loan losses was $17.5 million and $16.5 million, respectively, which resulted in a ratio of the allowance to total loans of 1.48% and 1.37%, respectively.  The overall increase in the allowance for loan losses was largely the result of a $2.2 increase in specific reserve primarily related to a commercial real estate relationship that lost its anchor tenant which was offset by lower general reserve due to the lower substandard loan balances and a $0.6 million recovery that was collected during the first quarter of 2019.

Charge-offs and recoveries by loan category for three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Balance, beginning of period	$16,505	$13,247
Loans charged off:
Agriculture loans	—	—
Commercial real estate loans	390	42
Commercial loans	—	—
Residential real estate loans	—	—
Installment and consumer other	—	—
Total loans charged off	$390	$42
Recoveries:
Agriculture loans	—	1
Commercial real estate loans	625	1,240
Commercial loans	1	68
Residential real estate loans	—	—
Installment and consumer other	—	1
Total recoveries	626	1,310
Net loans recovered	$(236)	$(1,268)
Provision for loan losses	752	97
Allowance for loan losses, end of period	$17,493	$14,612

Selected loan quality ratios:
Net recoveries to average loans	(0.02)%	(0.11)%
Allowance for loan losses to total loans (end of period)	1.48%	1.25%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	33.63%	39.26%

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

Information about the loan servicing portfolio is shown below:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Total loans	$1,182,963	$1,207,295
Less: Nonqualified loan sales included below	(1,412)	(827)
Loans serviced:
Agricultural	624,673	623,725
Commercial	44,587	35,832
Commercial real estate	6,008	1,700
Total loans serviced	675,268	661,257
Total loans and loans serviced	$1,856,819	$1,867,725

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities and U.S. treasury securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $192.2 million at March 31, 2019 from $195.9 million at December 31, 2018.  During the three months ended March 31, 2019, we recognized unrealized holding gains of $3.6 million before income taxes through other comprehensive income due to decreases in interest rates.

There were no security sales during the three months ended March 31, 2019 or 2018.

The following table sets forth the amortized cost and fair values of our securities portfolio at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
U.S. government and agency securities	$3,964	$3,929	$4,368	$4,331
U.S. treasury securities	2,497	2,499	2,497	2,491
Municipal securities	31,615	31,873	34,985	34,520
Mortgage-backed securities	153,534	153,909	157,147	154,603
Total available for sale	$191,610	$192,210	$198,997	$195,945

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

Deposits decreased $47.1 million, or 3.8%, from December 31, 2018 to $1.2 billion at March 31, 2019 which was primarily the result of a $52.2 million decrease in brokered deposits and national time deposits since December 31, 2018, partially offset by a $5.2 million increase in client deposit (demand deposits, money market accounts, and certificates of deposit) generation.

Reducing our reliance on wholesale funding is a key strategic focus for 2019.  Brokered deposits and national certificates of deposit at March 31, 2019 were $416.7 million, which was a decrease of $52.2 million, or 11.1%, from December 31, 2018, and a decrease of $85.5 million, or 17.0%, from March 31, 2018.  Because of the reduction in brokered deposits and national certificates of deposit in the first quarter of 2019, we increased FHLB borrowings by $11.0 million.

As of March 31, 2019 and December 31, 2018, the distribution by type of deposit account was as follows:

	March 31, 2019		December 31, 2018
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$101,434	8.7%	$121,436	9.9%
NOW accounts and interest checking	49,902	4.2%	51,779	4.2%
Savings	6,210	0.5%	5,770	0.5%
Money market accounts	225,975	19.2%	218,929	18.0%
Certificates of deposit	376,034	32.0%	356,484	29.1%
Brokered deposits	269,917	22.9%	308,504	25.2%
National time deposits	146,805	12.5%	160,445	13.1%
Total deposits	$1,176,277	100.0%	$1,223,347	100.0%

Hedging Activities

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

As of March 31, 2019, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized loss of $0.5 million was recognized in accumulated other comprehensive income during the three months ended March 31, 2019, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.  There were no interest rate swaps designated as a cash flow hedge outstanding at March 31, 2018.

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

At March 31, 2019, advances from the FHLB were $100.4 million compared to $89.4 million at December 31, 2018.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago.  The Company also has a credit agreement with U.S. Bank National Association for a $15.0 million revolving line of credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line of credit also bears a non-usage fee of 0.275% per annum.  The line of credit did not have an outstanding balance as of March 31, 2019.

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

On September 17, 2018, the Company closed its offer to exchange (the “Exchange Offer”) up to $30,000,000 aggregate principal amount of its outstanding 5.875% fixed-to-floating rate subordinated notes due 2028, which were issued in a private placement to certain institutional investors, for a like principal amount of its new 5.875% fixed-to-floating rate subordinated notes due 2028 registered under the Securities Act.  One hundred percent of the privately placed 5.875% fixed-to-floating rate subordinated notes due 2028 were tendered for exchange in the Exchange Offer.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.9 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively.  Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $33.4 million and ($41.7) million for the three months ended March 31, 2019 and 2018, respectively.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was ($35.9) million and $60.8 million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $191.6 million, or 12.83% of adjusted average total assets, which is above the minimum level to be well-capitalized of $74.7 million, or 5.0% of adjusted average total assets, and total risk-based capital of $208.0 million, or 15.87% of risk-weighted assets, which is above the minimum level to be well-capitalized of $131.1 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At March 31, 2019, there were $103.5 million of retained earnings available for the payment of dividends by the Bank to the Company, but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, there were no other significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning March 31, 2019 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$56,700	26.56%	$108,800	23.36%
+200 bps	50,700	13.17%	98,400	11.56%
+100 bps	47,600	6.25%	93,000	5.44%
Base	44,800	0.00%	88,200	0.00%
-100 bps	41,800	(6.70)%	82,600	(6.35)%
-200 bps	38,200	(14.73)%	75,000	(14.97)%

As of March 31, 2019, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in “Risk Factors” in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended March 31, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment Agreement among County Bancorp, Inc., Investors Community Bank and Mark A. Miller, dated as of August 7, 2017 (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: May 9, 2019	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: May 9, 2019	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)