Form 10-Q
period 2019-06-30
County Bancorp, Inc.
filed 2019-08-08
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, the registrant had 6,727,908 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$116,251	$61,087
Securities available-for-sale, at fair value	158,561	195,945
FHLB Stock	2,178	2,978
Loans held for sale	7,448	2,949
Loans, net of allowance for loan losses of $16,258 as of June 30, 2019; $16,505 as of December 31, 2018	1,131,574	1,190,790
Premises and equipment, net	15,713	16,075
Loan servicing rights	9,621	9,047
Other real estate owned, net	8,693	6,568
Cash surrender value of bank owned life insurance	18,067	17,842
Deferred tax asset, net	1,942	4,346
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $1,447 as of June 30, 2019; $1,288 as of December 31, 2018	354	513
Accrued interest receivable and other assets	9,206	7,849
Total assets	$1,484,646	$1,521,027

LIABILITIES
Deposits:
Noninterest-bearing	$111,022	$121,436
Interest-bearing	1,094,155	1,101,911
Total deposits	1,205,177	1,223,347
Other borrowings	809	827
Advances from FHLB	59,400	89,400
Subordinated debentures	44,781	44,703
Accrued interest payable and other liabilities	11,755	10,466
Total liabilities	1,321,922	1,368,743

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,161,828 shares issued and 6,717,908 shares outstanding at June 30, 2019; 7,153,174 shares issued and 6,709,480 shares outstanding as of December 31, 2018	28	28
Surplus	53,484	53,162
Retained earnings	105,035	98,475
Treasury stock, at cost; 443,920 shares at June 30, 2019; 443,694 shares at December 31, 2018	(5,030)	(5,030)
Accumulated other comprehensive gain (loss)	1,207	(2,351)
Total shareholders' equity	162,724	152,284
Total liabilities and shareholders' equity	$1,484,646	$1,521,027

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$15,484	$14,366	$30,985	$28,057
Taxable securities	1,177	982	2,363	1,614
Tax-exempt securities	82	14	257	171
Federal funds sold and other	465	401	729	614
Total interest and dividend income	17,208	15,763	34,334	30,456

INTEREST EXPENSE
Deposits	5,678	4,600	11,102	8,396
FHLB advances and other borrowed funds	415	487	879	971
Subordinated debentures	683	338	1,361	481
Total interest expense	6,776	5,425	13,342	9,848
Net interest income	10,432	10,338	20,992	20,608
Provision for loan losses	876	533	1,628	630
Net interest income after provision for loan losses	9,556	9,805	19,364	19,978
NON-INTEREST INCOME
Services charges	407	445	760	810
Gain on sale of loans, net	26	45	25	77
Loan servicing fees	1,909	1,613	3,656	3,075
Other	545	213	1,196	394
Total non-interest income	2,887	2,316	5,637	4,356
NON-INTEREST EXPENSE
Employee compensation and benefits	4,199	4,114	8,681	8,332
Occupancy	283	278	672	482
Information processing	591	529	1,154	994
Write-down of other real estate owned	250	104	250	104
Other	2,123	1,912	3,994	3,810
Total non-interest expense	7,446	6,937	14,751	13,722
Income before income taxes	4,997	5,184	10,250	10,612
Income tax expense	1,293	1,334	2,784	2,708
NET INCOME	$3,704	$3,850	$7,466	$7,904

NET INCOME PER SHARE:
Basic	$0.53	$0.56	$1.07	$1.15
Diluted	$0.53	$0.55	$1.07	$1.14
Dividends paid per share	$0.05	$0.07	$0.10	$0.14

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$3,704	$3,850	$7,466	$7,904
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	2,717	(373)	6,369	(2,772)
Income tax benefit (expense)	(740)	80	(1,735)	594
Reclassification for realized gains on securities	(341)	—	(341)	—
Income tax benefit (expense)	93	—	93	—
Total other comprehensive income (loss) on securities available-for-sale	1,729	(293)	4,386	(2,178)
Unrealized gain (loss) on derivatives arising during the period	(653)	51	(1,137)	51
Income tax benefit (expense)	180	(14)	309	(14)
Total other comprehensive income (loss) on derivatives	(476)	37	(828)	37
Total other comprehensive income (loss)	1,253	(256)	3,558	(2,141)
Comprehensive income	$4,957	$3,594	$11,024	$5,763

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986
Net income	—	—	—	4,054	—	—	4,054
Other comprehensive loss	—	—	—	—	—	(1,885)	(1,885)
Stock compensation expense	—	—	117	—	—	—	117
Cash dividends declared on common stock	—	—	—	(468)	—	—	(468)
Cash dividends declared on preferred stock	—	—	—	(97)	—	—	(97)
Reclassification of par value to surplus	—	(21)	21	—	—	—	—
Reclassification of stranded tax effects of rate change	—	—	—	126	—	(126)	—
Proceeds from exercise of common stock options (2,952 shares)	—	—	107	—	—	—	107
Balance at March 31, 2018	$8,000	$7	$52,475	$90,000	$(5,030)	$(2,638)	$142,814
Net income	—	—	—	3,850	—	—	3,850
Other comprehensive loss	—	—	—	—	—	(256)	(256)
Stock compensation expense	—	—	142	—	—	—	142
Cash dividends declared on common stock	—	—	—	(469)	—	—	(469)
Cash dividends declared on preferred stock	—	—	—	(99)	—	—	(99)
Reclassification of par value from surplus	—	21	(21)	—	—	—	—
Proceeds from exercise of common stock options (9,640 shares)	—	—	100	—	—	—	100
Balance at June 30, 2018	$8,000	$28	$52,696	$93,282	$(5,030)	$(2,894)	146,082

Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284
Net income	—	—	—	3,762	—	—	3,762
Other comprehensive income	—	—	—	—	—	2,305	2,305
Stock compensation expense	—	—	118	—	—	—	118
Cash dividends declared on common stock	—	—	—	(335)	—	—	(335)
Cash dividends declared on preferred stock	—	—	—	(117)	—	—	(117)
Balance at March 31, 2019	$8,000	$28	$53,280	$101,785	$(5,030)	$(46)	$158,017
Net income	—	—	—	3,704	—	—	3,704
Other comprehensive income	—	—	—	—	—	1,253	1,253
Stock compensation expense	—	—	144	—	—	—	144
Cash dividends declared on common stock	—	—	—	(336)	—	—	(336)
Cash dividends declared on preferred stock	—	—	—	(118)	—	—	(118)
Proceeds from exercise of common stock options (5,000 shares)	—	—	60	—	—	—	60
Balance at June 30, 2019	$8,000	$28	$53,484	$105,035	$(5,030)	$1,207	$162,724

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Cash flows from operating activities
Net income	$7,466	$7,904
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	687	560
Amortization of core deposit intangible	159	218
Amortization of subordinated debentures discount	78	34
Provision for loan losses	1,628	630
Realized gain on sales of securities available-for-sale	(341)	—
Realized gain on sales of other real estate owned	(127)	(149)
Write-down of other real estate owned	250	104
Realized gain on sales of premises and equipment	(2)	(1)
Increase in cash surrender value of bank owned life insurance	(225)	(225)
Deferred income tax expense (benefit)	762	(373)
Stock compensation expense, net	262	259
Net amortization of securities	243	445
Net change in:
Accrued interest receivable and other assets	(1,357)	(1,057)
Loans held for sale	(4,499)	(4,893)
Loan servicing rights	(574)	(137)
Accrued interest payable and other liabilities	462	839
Net cash provided by operating activities	4,872	4,158
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	14,149	11,958
Purchases of securities available-for-sale	—	(76,684)
Proceeds from sales of securities available-for-sale	29,361	—
Redemption of FHLB stock	800	784
Loan originations and principal collections, net	52,295	(37,425)
Proceeds from sales of premises and equipment	4	—
Purchases of premises and equipment	(327)	(5,464)
Proceeds from sales of other real estate owned	3,044	2,107
Net cash provided by (used in) investing activities	99,326	(104,724)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	13,319	(27,247)
Net increase (decrease) in certificates of deposits	(31,489)	127,602
Net change in other borrowings	(18)	(458)
Proceeds from FHLB advances	115,000	63,000
Repayment of FHLB advances	(145,000)	(76,300)
Proceeds from issuance of subordinated debt	—	29,168
Proceeds from issuance of common stock	60	207
Dividends paid on common stock	(671)	(937)
Dividends paid on preferred stock	(235)	(196)
Net cash provided by (used for) financing activities	(49,034)	114,839
Net change in cash and cash equivalents	55,164	14,273
Cash and cash equivalents, beginning of period	61,087	66,771
Cash and cash equivalents, end of period	$116,251	$81,044

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,346	$9,538
Income taxes	$—	$1,975
Noncash investing activities:
Transfer from loans to other real estate owned	$5,292	$6,104
Loans charged off	$3,584	$42

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2019.  The results of operations for the three and six months ended June 30, 2019 may not necessarily be indicative of the results to be expected for the year ending December 31, 2019, or for any other period.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Entities should apply this amendment by a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has engaged a third-party software consultant and is currently testing the model’s methodology in parallel to current loss model calculations.  At this time, the effect this ASU will have on its consolidated financial statements is still being quantified as the Company ensures data, assumptions, and methods all comply with the requirements of ASU 2016-13.  In July 2019, the FASB made a tentative decision to delay the effective date for the credit losses standard to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies.  As a smaller reporting company, the Company would be eligible for the proposed delay.  The Company is currently evaluating the impact of the proposed delay on its implementation project plan.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to permit entities to better portray the economic results of their hedging strategies in their financial statements.  In addition, the amendments make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.  The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period.  The Company has chosen to early adopt this amendment in connection with the interest rate swap that commenced on June 15, 2018, and it had no material impact on the Company’s results of operation, financial position, or liquidity.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provided an additional and optional transition method with which to adopt the new leases standard.  The updated ASU allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The amendment became effective January 1, 2019, and was adopted by the Company retrospectively to the beginning of the adoption period.  Since all of the Company’s leases are operating leases, there was no impact to the consolidated statements of operations; however, a right-of-use asset of $0.2 million and a corresponding liability were recorded on the Company’s balance sheet as of the effective date of the amendment.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income from continuing operations	$3,704	$3,850	$7,466	$7,904
Less: preferred stock dividends	118	99	235	196
Income available to common shareholders for basic earnings per common share	$3,586	$3,751	$7,231	$7,708

Weighted average number of common shares issued	7,159,072	7,351,985	7,156,139	7,349,923
Less: weighted average treasury shares	443,920	442,102	443,825	440,974
Plus: weighted average of participating restricted stock units	30,483	219,315	23,411	224,550
Weighted average number of common shares and participating securities outstanding	6,745,635	6,690,568	6,735,725	6,684,399
Effect of dilutive options	20,731	79,368	21,170	77,518
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,766,366	6,769,936	6,756,895	6,761,917
Weighted average of anti-dilutive options	133,147	-	131,729	-

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of June 30, 2019 and December 31, 2018 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2019
U.S. government and agency securities	$3,731	$—	$(32)	$3,699
U.S. treasury securities	2,498	9	—	2,507
Mortgage-backed securities	149,356	3,263	(264)	152,355
	$155,585	$3,272	$(296)	$158,561
December 31, 2018
U.S. government and agency securities	$4,368	$—	$(37)	$4,331
U.S. treasury securities	2,497	—	(6)	2,491
Municipal securities	34,985	33	(498)	34,520
Mortgage-backed securities	157,147	203	(2,747)	154,603
	$198,997	$236	$(3,288)	$195,945

The amortized cost and fair value of securities at June 30, 2019 and December 31, 2018, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
June 30, 2019
Due in one year or less	$2,498	$2,507
Due from one to five years	—	—
Due from five to ten years	3,731	3,699
Due after ten years	—	—
Mortgage-backed securities	149,356	152,355
	$155,585	$158,561
December 31, 2018
Due in one year or less	$5,848	$5,843
Due from one to five years	11,113	10,974
Due from five to ten years	8,458	8,382
Due after ten years	16,431	16,143
Mortgage-backed securities	157,147	154,603
	$198,997	$195,945

Proceeds from the sale of available-for-sale securities were $29.4 million which resulted in a gain of $0.3 million for the six months ended June 30, 2019.  There were no security sales for the six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, no securities were pledged to secure the Federal Home Loan Bank (“FHLB”) advances besides FHLB stock of $2.2 million and $3.0 million, respectively.  There were no securities pledged to secure the Federal Reserve Bank line of credit at June 30, 2019 and December 31, 2018; however, there were $45.5 million and $53.4 million of securities pledged to secure municipial customer deposts at June 30, 2019 and December 31, 2018, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2019
U.S. government and agency securities	$—	$—	$3,699	$(32)	3,699	(32)
Mortgage-backed securities	—	—	29,945	(264)	29,945	(264)
	$—	$—	$33,644	$(296)	$33,644	$(296)
December 31, 2018
U.S. government and agency securities	$—	$—	$4,331	$(37)	4,331	(37)
U.S. treasury securities	2,491	(6)	—	—	2,491	(6)
Municipal securities	4,291	(15)	25,377	(483)	29,668	(498)
Mortgage-backed securities	41,925	(208)	83,319	(2,539)	125,244	(2,747)
	$48,707	$(229)	$113,027	$(3,059)	$161,734	$(3,288)

The unrealized losses on the investments at June 30, 2019 and December 31, 2018 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018.

NOTE 4 – LOANS

The components of loans were as follows:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Agricultural loans	$713,602	$724,508
Commercial real estate loans	268,544	299,212
Commercial loans	114,998	116,460
Residential real estate loans	50,436	66,843
Installment and consumer other	252	272
Total gross loans	1,147,832	1,207,295
Allowance for loan losses	(16,258)	(16,505)
Net loans	$1,131,574	$1,190,790

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019 and 2018 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
For the Three Months Ended June 30, 2019
Balance, beginning of period	$12,123	$4,152	$1,201	$16	$1	$17,493
Provision for loan losses	1,509	(1,003)	367	3	—	876
Loans charged off	—	(2,234)	(960)	—	—	(3,194)
Recoveries	15	967	101	—	—	1,083
Balance, end of period	$13,647	$1,882	$709	$19	$1	$16,258
For the Six Months Ended June 30,2019
Balance, beginning of year	$12,258	$2,779	$1,414	$53	$1	$16,505
Provision for loan losses	1,374	135	153	(34)	—	1,628
Loans charged off	—	(2,624)	(960)	—	—	(3,584)
Recoveries	15	1,592	102	—	—	1,709
Balance, end of period	$13,647	$1,882	$709	$19	$1	$16,258

For the Three Months Ended June 30, 2018
Balance, beginning of period	$11,250	$2,058	$1,257	$45	$2	$14,612
Provision for loan losses	378	(166)	322	(1)	—	533
Loans charged off	—	—	—	—	—	—
Recoveries	—	11	(27)	—	—	(16)
Balance, end of period	$11,628	$1,903	$1,552	$44	$2	$15,129
For the Six Months Ended June 30,2018
Balance, beginning of year	$9,712	$1,978	$1,508	$47	$2	$13,247
Provision for loan losses	1,915	(1,284)	3	(3)	(1)	630
Loans charged off	—	(42)	—	—	—	(42)
Recoveries	1	1,251	41	—	1	1,294
Balance, end of period	$11,628	$1,903	$1,552	$44	$2	$15,129

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  June 30, 2019 and December 31, 2018:

	June 30, 2019
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,415	$10,232	$13,647
Commercial real estate loans	5	1,877	1,882
Commercial loans	290	419	709
Residential real estate loans	—	19	19
Installment and consumer other	—	1	1
Total ending allowance for loan losses	3,710	12,548	16,258
Loans:
Agricultural loans	59,876	653,726	713,602
Commercial real estate loans	1,022	267,522	268,544
Commercial loans	532	114,466	114,998
Residential real estate loans	—	50,436	50,436
Installment and consumer other	—	252	252
Total loans	61,430	1,086,402	1,147,832
Net loans	$57,720	$1,073,854	$1,131,574

	December 31, 2018
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$2,325	$9,933	$12,258
Commercial real estate loans	583	2,196	2,779
Commercial loans	745	669	1,414
Residential real estate loans	—	53	53
Installment and consumer other	—	1	1
Total ending allowance for loan losses	3,653	12,852	16,505
Loans:
Agricultural loans	52,947	671,561	724,508
Commercial real estate loans	2,037	297,175	299,212
Commercial loans	1,773	114,687	116,460
Residential real estate loans	—	66,843	66,843
Installment and consumer other	—	272	272
Total loans	56,757	1,150,538	1,207,295
Net loans	$53,104	$1,137,686	$1,190,790

The following table presents loans individually evaluated for impairment by class of loans at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)

With no related allowance:
Agricultural loans	$20,020	$19,986	$—
Commercial real estate loans	—	—	—
Commercial loans	—	—	—
Residential real estate loans	—	—	—
	$20,020	$19,986	$—

With an allowance recorded
Agricultural loans	$42,251	$39,890	$3,415
Commercial real estate loans	1,022	1,022	5
Commercial loans	539	532	290
Residential real estate loans	—	—	—
	43,812	41,444	—
Total	$63,832	$61,430	$3,710

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$22,218	$21,654	$—
Commercial real estate loans	—	—	—
Commercial loans	455	455	—
Residential real estate loans	—	—	—
	$22,673	$22,109	$—

With an allowance recorded
Agricultural loans	$33,090	$31,293	$2,325
Commercial real estate loans	2,037	2,037	583
Commercial loans	1,326	1,318	745
Residential real estate loans	—	—	—
	36,453	34,648	3,653
Total	$59,126	$56,757	$3,653

The following table presents the aging of the recorded investment in past due loans at June 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
June 30, 2019
Agricultural loans	$1,221	$580	$5,959	$7,760	$705,842	$713,602
Commercial real estate loans	2,823	—	—	2,823	265,721	268,544
Commercial loans	28	155	446	629	114,369	114,998
Residential real estate loans	63	—	—	63	50,373	50,436
Installment and consumer other	—	—	—	—	252	252
Total	$4,135	$735	$6,405	$11,275	$1,136,557	$1,147,832

December 31, 2018
Agricultural loans	$460	$969	$7,968	$9,397	$715,111	$724,508
Commercial real estate loans	—	—	2,037	2,037	297,175	299,212
Commercial loans	—	—	600	600	115,860	116,460
Residential real estate loans	—	—	—	—	66,843	66,843
Installment and consumer other	—	—	—	—	272	272
Total	$460	$969	$10,605	$12,034	$1,195,261	$1,207,295

The following table lists information on nonaccrual, troubled debt restructured, and loans 90 days or more past due and still accruing at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$6,405	$10,605
Nonaccrual loans 30-89 days past due	549	868
Nonaccrual loans, less than 30 days past due	13,143	11,510
Troubled debt restructured loans not on nonaccrual status	28,892	19,389
90 days or more past due and still accruing	—	—
Total	$48,989	$42,372

The following table presents the recorded investment in nonaccrual loans and loans 90 days or more past due and still accruing by class of loan:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Agricultural loans	$19,565	$19,173
Commercial real estate loans	-	2,037
Commercial loans	532	1,773
Total	$20,097	$22,983

The following table presents the average recorded investment and interest income recognized on impaired loans by portfolio segment for the six months ended June 30, 2019 and 2018:

	As of and for the Three Months Ended June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,271	$59,876	$3,415	$57,064	$1,531
Commercial real estate loans	539	1,022	5	3,527	7
Commercial loans	1,022	532	290	834	1
Total	$63,832	$61,430	$3,710	$61,425	$1,539

	As of and for the Six Months Ended June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,271	$59,876	$3,415	$56,412	$2,704
Commercial real estate loans	539	1,022	5	1,530	31
Commercial loans	1,022	532	290	1,153	3
Total	$63,832	$61,430	$3,710	$59,095	$2,738

	As of and for the Three Months Ended June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$43,374	$42,838	$2,855	$39,192	$771
Commercial real estate loans	2,372	2,366	10	1,470	6
Commercial loans	1,883	1,878	781	1,516	24
Total	$47,629	$47,082	$3,646	$42,178	$801

	As of and for the Six Months Ended June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$43,374	$42,838	$2,855	$35,791	$1,416
Commercial real estate loans	2,372	2,366	10	2,416	6
Commercial loans	1,883	1,878	781	1,836	25
Residential real estate loans	—	—	—	—	1
Total	$47,629	$47,082	$3,646	$40,043	$1,448

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $1.0 million for the six months ended June 30, 2019 and 2018.

Troubled Debt Restructurings

The Company allocated approximately $3.0 million and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2019 and December 31, 2018, respectively.  The Company had no additional lending commitments at June 30, 2019 or December 31, 2018 to customers with outstanding loans that were classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  The following table presents the TDRs by loan class at June 30, 2019 and December 31, 2018:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
June 30, 2019
Agricultural loans	$9,839	$27,870	$37,709
Commercial real estate loans	—	1,022	1,022
Commercial loans	532	—	532
Total	$10,371	$28,892	$39,263

December 31, 2018
Agricultural loans	$12,034	$19,389	$31,423
Commercial loans	92	—	92
Total	$12,126	$19,389	$31,515

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30, 2019		June 30, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	33	$13,784	15	$5,375
Commercial real estate loans	1	1,022	—	—
Commercial loans	1	446	—	—
Total	35	$15,252	15	$5,375

The following table provides the troubled debt restructurings for the six months ended June 30, 2019 and 2018 grouped by type of concession:

	For the Six Months Ended
	June 30, 2019		June 30, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	5	$777	9	$3,744
Term concessions	2	453	—	—
Rate concessions	1	85	—	—
Extension of interest-only payments	24	12,317	6	1,631
Capitalized interest	1	152	—	—
Commercial real estate loans
Payment concessions	1	1,022	—	—
Commercial loans
Combination of extension of term and interest rate concessions	1	446	—	—
Total	35	$15,252	15	$5,375

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$440,222	$147,155	$24,939	$41,410	$59,876	$713,602
Commercial real estate loans	244,942	11,103	206	11,271	1,022	268,544
Commercial loans	101,626	9,309	110	3,421	532	114,998
Residential real estate loans	49,945	257	—	234	—	50,436
Installment and consumer other	252	—	—	—	—	252
Total	$836,987	$167,824	$25,255	$56,336	$61,430	$1,147,832

	As of December 31, 2018
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$495,418	$133,582	$564	$41,997	$52,947	$724,508
Commercial real estate loans	253,853	18,968	4,642	19,712	2,037	299,212
Commercial loans	95,842	15,237	1,360	2,248	1,773	116,460
Residential real estate loans	62,787	3,883	—	173	—	66,843
Installment and consumer other	272	—	—	—	—	272
Total	$908,172	$171,670	$6,566	$64,130	$56,757	$1,207,295

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $695.6 million and $661.3 million at June 30, 2019 and December 31, 2018, respectively.  The fair value of these rights were approximately $14.1 million and $13.2 million at June 30, 2019 and December 31, 2018.  The fair value of servicing rights was determined using an assumed discount rate of 20 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$9,047	$8,950
Additions	1,941	2,879
Impairment	(263)	(597)
Amortization	(1,104)	(2,185)
Balance, end of period	$9,621	$9,047

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

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at June 30, 2019 and December 31, 2018.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,447)	(1,288)
Net book value	$354	$513

NOTE 7 – DEPOSITS

Deposits are summarized as follows at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Demand deposits	$111,022	$121,436
NOW and interest checking	54,253	51,779
Savings	6,621	5,770
Money market accounts	239,337	218,929
Certificates of deposit	387,899	356,484
National time deposits	149,570	160,445
Brokered deposits	256,475	308,504
Total deposits	$1,205,177	$1,223,347

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $59.4 million and $89.4 million on June 30, 2019 and December 31, 2018, respectively. These advances, rates, and maturities were as follows:

			June 30,	December 31,
	Maturity	Rate	2019	2018
			(dollars in thousands)
Fixed rate, fixed term	01/02/2019	2.54%	$—	$3,000
Fixed rate, fixed term	01/04/2019	2.55%	—	12,000
Fixed rate, fixed term	02/27/2019	1.47%	—	5,000
Fixed rate, fixed term	03/08/2019	1.54%	—	10,000
Fixed rate, fixed term	07/15/2019	1.11%	8,000	8,000
Fixed rate, fixed term	08/12/2019	2.24%	5,000	5,000
Fixed rate, fixed term	08/14/2019	1.77%	2,000	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	8,000
			$59,400	$89,400

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At June 30, 2019 and December 31, 2018, the Bank had pledged qualifying mortgage loans of $431.5 million and $453.8 million, respectively.

The Bank had no irrevocable letters of credit with the FHLB as of June 30, 2019 and December 31, 2018.

Future maturities of FHLB borrowings as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
1 year or less	$20,000	$45,000
1 to 2 years	26,400	18,400
2 to 3 years	5,000	18,000
3 to 4 years	8,000	8,000
	$59,400	$89,400

As of June 30, 2019 and December 31, 2018, the Bank also had a line of credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $145.7 million and $143.4 million in loans at June 30, 2019 and December 31, 2018, respectively.  There were no outstanding advances included in other borrowings at June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company had a credit agreement with U.S. Bank National Association for a $15.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of June 30, 2019 and December 31, 2018.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At June 30, 2019 and December 31, 2018, the amounts of these borrowings was $0.8 million.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Balance outstanding at end of period	$809	$827
Average amount outstanding during the period	1,204	1,027
Maximum amount outstanding at any month end	1,412	1,278
Weighted average interest rate during the period	4.47%	4.81%
Weighted average interest rate at end of period	4.51%	4.51%

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of June 30, 2019, 175,703 options or shares of restricted stock remained available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of June 30, 2019 and changes in the Plan during the six months ended June 30, 2019 were as follows:

	June 30, 2019
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	208,988	$18.15
Granted	14,237	18.06
Exercised	(5,000)	12.00
Forfeited/expired	(3,355)	19.88
Outstanding, end of period	214,870	$18.26	$847
Options exercisable at period-end	173,836	$17.27	$713
Weighted-average fair value of options granted during the period (2)		$6.31

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the six months ended June 30, 2019 was as follows:

	June 30, 2019
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	28,701	$21.02
Granted	—	—
Vested	(11,552)	19.19
Forfeited/expired	(226)	27.15
Outstanding, end of period	16,923	$22.19

	June 30, 2019
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	11,772	$27.15
Granted	24,382	17.54
Vested and common shares issued	(3,654)	27.42
Forfeited/expired	(375)	18.11
Outstanding, end of period	32,125	$21.91

For the six months ended June 30, 2019 and 2018, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $262 thousand and $259 thousand, respectively.

As of June 30, 2019, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.7 million and is expected to be recognized over a weighted average period of 1.98 years.

NOTE 10 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of June 30, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which they were subject.

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

As of June 30, 2019, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following table.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2019
Total Capital (to risk weighted assets)	$209,648	16.62%	$132,462	10.50%	$126,154	10.00%
Tier 1 Capital (to risk weighted assets)	193,871	15.37%	107,231	8.50%	100,923	8.00%
Tier 1 Capital (to average assets)	193,871	13.12%	59,124	4.00%	73,905	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets)	193,871	15.37%	88,308	7.00%	82,000	6.50%

December 31, 2018
Total Capital (to risk weighted assets):
Consolidated	$210,768	15.81%	$131,664	9.875%	Not applicable
Bank	204,327	15.35%	131,488	9.875%	$133,153	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	164,675	12.35%	104,998	7.875%	Not applicable
Bank	187,679	14.09%	104,858	7.875%	106,522	8.00%
Tier 1 Capital (to average assets):
Consolidated	164,675	11.09%	59,374	4.00%	Not applicable
Bank	187,679	12.44%	60,330	4.00%	75,413	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	141,085	10.58%	84,999	6.375%	Not applicable
Bank	187,679	14.09%	84,885	6.375%	86,549	6.50%
(a)	The ratios for June 30, 2019 and December 31, 2018 include a capital conservation buffer of 2.5% and 1.875%, respectively.

The rules of the Basel III regulatory capital framework implemented a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased in on January 1, 2019 at 2.5%.  The ratios for the Bank are sufficient to meet the conservation buffer.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
June 30, 2019
Securities available for sale:
U.S. government and agency securities	$—	$3,699	$—	$3,699
U.S. treasury securities	—	2,507	—	2,507
Mortgage-backed securities	—	152,355	—	$152,355
Total assets at fair value	$—	$158,561	$—	$158,561
Derivative instruments, interest rate swaps	—	1,316	—	$1,316
Total liabilities at fair value	$—	$1,316	$—	$1,316
December 31, 2018
Securities available for sale:
U.S. government and agency securities	$—	$4,331	$—	$4,331
U.S. treasury Securities	—	2,491	—	2,491
Municipal securities	—	34,520	—	34,520
Mortgage-backed securities	—	154,603	—	$154,603
Total assets at fair value	$—	$195,945	$—	$195,945
Derivative instruments, interest rate swaps	—	179	—	$179
Total liabilities at fair value	$—	$179	$—	$179

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
June 30, 2019
Impaired loans	$—	$—	$57,720
Other real estate owned	—	—	8,693
Total assets at fair value	$—	$—	$66,413
December 31, 2018
Impaired loans	$—	$—	$30,995
Other real estate owned	—	—	6,568
Total assets at fair value	$—	$—	$37,563

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

June 30, 2019
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	8%-61% (25%)

December 31, 2018
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	16%-54% (32%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	June 30,		December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$116,251	$116,251	$61,087	$61,087	1
Securities available for sale	158,561	158,561	195,945	195,945	2
FHLB Stock	2,178	2,178	2,978	2,978	2
Loans, net of allowance for loan losses	1,131,574	1,136,362	1,190,790	1,187,330	3
Loans held for sale	7,448	7,448	2,949	2,949	3
Accrued interest receivable	3,821	3,821	3,878	3,878	2
Loan servicing rights	9,621	14,057	9,047	13,198	3
Financial liabilities:
Deposits:
Time	773,843	778,769	805,240	801,267	2
Other deposits	431,334	431,334	418,107	418,107	1
Other borrowings	809	809	827	827	3
Advances from FHLB	59,400	59,537	89,400	88,725	2
Subordinated debentures	44,781	44,781	44,703	44,703	3
Accrued interest payable	5,026	5,026	4,013	4,013	2
Derivative instruments, interest rate swaps	1,316	1,316	179	179	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$5,019	$9,379	$6,568	$4,962
Assets foreclosed	4,145	1,687	5,292	6,104
Write-down of other real estate owned	(250)	(104)	(250)	(104)
Net gain on sales of other real estate owned	(9)	149	127	149
Proceeds from sale of other real estate owned	(212)	(2,107)	(3,044)	(2,107)
Balance, end of period	$8,693	$9,004	$8,693	$9,004

Income (expenses) applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net gain (loss) on sales of other real estate owned	$(9)	$149	$127	$149
Write-down of other real estate owned	(250)	(104)	(250)	(104)
Operating expenses, net of rental income	(85)	(108)	(110)	(216)
	$(344)	$(63)	$(233)	$(171)

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

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at June 30, 2019 and December 31, 2018.  Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss (gain) of $1.1 and ($0.1) million was recognized in accumulated other comprehensive income for the six months ended June 30, 2019 and 2018, respectively and there was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contains language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $1.0 million of cash as collateral to the counterparty as of June 30, 2019.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after June 30, 2019, but prior to August 8, 2019, that provided additional evidence about conditions that existed at June 30, 2019.

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

Operational Overview

•

Net income for the three months ended June 30, 2019 was $3.7 million compared to $3.9 million for the three months ended June 30, 2018, and $7.5 million for the six months ended June 30, 2019 compared to $7.9 million for the six months ended June 30, 2018.

•	Net interest income increased by $0.4 million from $20.6 million for the six months ended June 30, 2018, to $21.0 million for the six months ended June 30, 2019.
•	Total loans decreased $59.5 million, or 4.9%, from December 31, 2018 to $1.1 billion at June 30, 2019, and decreased $33.7 million, or 2.9%, from June 30, 2018.
•

Participated loans that we continue to service totaled $695.6 million at June 30, 2019, an increase of $34.3 million, or 5.2%, since December 31, 2018, and an increase of $67.2 million, or 10.7%, since June 30, 2018.

•	Non-performing assets decreased $0.8 million since December 31, 2018 to $28.8 million at June 30, 2019, a decrease of 2.6%, and decreased $6.1 million, or 17.5%, since June 30, 2018.
•

Client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) increased $44.7 million, or 5.9%, since December 31, 2018 to $799.1 million at June 30, 2019, and increased $96.2 million, or 13.7%, since June 30, 2018.

•

Our reliance on wholesale funding (brokered deposits, national time deposits, and FHLB borrowings) decreased $92.9 million, or 16.6%, since December 31, 2018 to $465.4 million at June 30, 2019, and decreased $150.3 million, or 24.4%, since June 30, 2018.

Selected Financial Data

	As of and for		As of and for		As of and for
	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$17,208	$15,763	$34,334	$30,456	$64,217
Interest expense	6,776	5,425	13,342	9,848	22,262
Net interest income	10,432	10,338	20,992	20,608	41,955
Provision for loan losses	876	533	1,628	630	3,195
Net interest income after provision for loan losses	9,556	9,805	19,364	19,978	38,760
Non-interest income	2,887	2,316	5,637	4,356	8,833
Non-interest expense	7,446	6,937	14,751	13,722	28,283
Income tax expense	1,293	1,334	2,784	2,708	5,059
Net income	$3,704	$3,850	$7,466	$7,904	$14,251

Per Common Share Data:
Basic earnings per common share	$0.53	$0.56	$1.07	$1.15	$2.06
Diluted earnings per common share	$0.53	$0.55	$1.07	$1.14	$2.04
Cash dividends per common share	$0.05	$0.07	$0.10	$0.14	$0.28
Book value per share, end of period	$23.03	$20.63	$23.03	$20.63	$21.50
Tangible book value per share, end of period (1)	$22.23	$19.77	$22.23	$19.77	$20.65
Weighted average common shares - basic	6,745,635	6,690,568	6,735,725	6,684,399	6,712,551
Weighted average common shares - diluted	6,766,366	6,769,936	6,756,895	6,961,917	6,757,667
Common shares outstanding, end of period	6,717,908	6,693,447	6,717,908	6,693,447	6,709,480

Selected Balance Sheet Data:
Total assets	$1,484,646	$1,518,877	$1,484,646	$1,518,877	$1,521,027
Securities available-for-sale	158,561	187,505	158,561	187,505	195,945
Total loans	1,147,832	1,181,524	1,147,832	1,181,524	1,207,295
Allowance for loan losses	(16,258)	(15,129)	(16,258)	(15,129)	(16,505)
Total deposits	1,205,177	1,210,431	1,205,177	1,210,431	1,223,347
Other borrowings and FHLB advances	60,209	109,041	60,209	109,041	90,227
Subordinated debentures	44,781	44,725	44,781	44,725	44,703
Total shareholders' equity	162,724	146,082	162,724	146,082	152,284

Performance Ratios:
Return on average assets (annualized)	1.00%	1.04%	1.00%	1.09%	0.96%
Return on average shareholders' equity (annualized)	9.24%	10.96%	9.48%	11.39%	7.58%
Return on average common shareholders' equity (1)	9.41%	10.96%	9.68%	11.39%	9.74%
Equity to assets ratio	10.96%	9.62%	10.96%	9.62%	10.00%
Net interest margin	2.92%	2.87%	2.93%	2.91%	2.91%
Interest rate spread	2.59%	2.61%	2.61%	2.67%	2.62%
Non-interest income to average assets (annualized)	0.78%	0.62%	0.76%	0.60%	0.58%
Non-interest expense to average assets (annualized)	2.01%	1.86%	1.99%	1.89%	1.87%
Net overhead ratio (annualized) (2)	1.23%	1.24%	1.22%	1.29%	1.29%
Efficiency ratio (1)	55.38%	55.18%	55.65%	55.15%	54.42%
Dividend payout ratio	9.43%	12.73%	9.35%	12.28%	13.73%

Asset Quality Ratios:
Adverse classified asset ratio (1)	53.21%	47.34%	53.21%	47.34%	57.12%
Non-performing loans to total loans (3)	1.75%	2.23%	1.75%	2.23%	1.90%
Allowance for loan losses to:
Total loans	1.42%	1.28%	1.42%	1.28%	1.37%
Non-performing loans	80.90%	57.51%	80.90%	57.51%	71.81%
Net charge-offs (recoveries) to average loans	0.18%	0.00%	0.16%	(0.11)%	(0.01)%
Non-performing assets to total assets (3)	1.94%	2.30%	1.94%	2.30%	1.94%

	June 30, 2019	June 30, 2018	December 31, 2018
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	10.42%	9.09%	9.49%
Total capital to risk-weighted assets (Bank)	15.35%	15.57%	15.35%
Tangible common equity to tangible assets (1)	10.10%	8.75%	9.15%
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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$7,446	$6,937	$14,751	$13,722	$28,283
Plus (less): net gain (loss) on sales and write-downs of OREO	(259)	45	(123)	45	(642)
Adjusted non-interest expense (non-GAAP)	$7,187	$6,982	$14,628	$13,767	$27,641

Net interest income	$10,432	$10,338	$20,992	$20,608	$41,955
Non-interest income	2,887	2,316	5,637	4,356	8,833
Less: net loss (gain) on sales of securities	(341)	—	(341)	—	—
Operating revenue	$12,978	$12,654	$26,288	$24,964	$50,788
Efficiency ratio	55.38%	55.18%	55.65%	55.15%	54.42%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	9.24%	10.63%	9.48%	11.02%	9.50%
Effect of excluding average preferred shareholders' equity	0.17%	0.33%	0.20%	0.37%	0.24%
Return on average common shareholders' equity	9.41%	10.96%	9.68%	11.39%	9.74%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	June 30, 2019	June 30, 2018	December 31, 2018
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$154,724	$138,082	$144,284
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	354	701	513
Tangible common equity	$149,332	$132,343	$138,733
Common shares outstanding	6,717,908	6,693,447	6,673,381
Tangible book value per share	$22.23	$19.77	$20.79

Total assets	$1,484,646	$1,518,877	$1,521,027
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	354	701	513
Tangible assets	$1,479,254	$1,513,138	$1,515,476
Tangible common equity to tangible assets	10.10%	8.75%	9.15%

Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	June 30, 2019	June 30, 2018	December 31, 2018
	(dollars in thousands, except per share data)
Adverse classified asset ratio:
Substandard loans	$117,766	$93,833	$120,887
Less: Impaired performing restructured loans	(8,277)	(2,081)	(5,078)
Net substandard loans	109,489	91,752	115,809
Other real estate owned	8,093	8,607	6,568
Substandard unused commitments	1,458	959	1,625
Less: Substandard government guarantees	(7,821)	(8,356)	(7,111)
Total adverse classified assets (non-GAAP)	$111,219	$92,962	$116,891

Total equity (Bank)	$196,036	$177,911	$185,458
Accumulated other comprehensive loss (gain) on available-for-sale securities	(2,166)	2,795	2,221
Allowance for loan losses	16,258	15,129	16,505
Allowance for unused commitments	—	522	475
Adjusted total equity (non-GAAP)	$210,128	$196,357	$204,659
Adverse classified asset ratio	52.93%	47.34%	57.12%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 0.9% to $10.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily attributable to a 34 basis point improvement in average yield of securities available-for-sale.  Year-over-year average loan yields improved by 42 basis points; however this was partially offset by a 42 basis point increase in the average rate paid on interest-bearing deposits.

Interest income increased to $17.2 million for the second quarter of 2019 compared to $15.8 million for the second quarter of 2018.  Despite a decline in average loan balance, the increase in interest income was primarily as the result of an increase in loan yield from 4.84% for the second quarter of 2018 to 5.26% for the second quarter of 2019.  In addition, dividend income from the securities portfolio and interest income due from other banks increased $0.3 million year-over-year.  The increase in interest income was partially offset by an increase in interest expense from $5.4 million for the second quarter of 2018 to $6.8 million for the second quarter of 2019, which was primarily the result of increases in rates paid on deposits and interest paid on the $30.0 million of subordinated notes that the Company entered into on May 30, 2018.

Non-interest income for the three months ended June 30, 2019 increased 24.7% to $2.9 million from $2.3 million for the three months ended June 30, 2018, primarily due to the gain realized on the sale of securities available-for-sale during the second quarter of 2019 (included in other non-interest income) and a $0.3 million increase in loan servicing fees and rights as the result of higher volumes of loans being serviced.

Non-interest expense increased 7.3% to $7.4 million for the three months ended June 30, 2019 compared to $6.9 million for the same period in 2018.  This increase was primarily the result of a $0.3 million writedown of other real estate owned that took place during the second quarter of 2019 along with small increases in information processing, professional fees, and business development.

For the six months ended June 30, 2019, net interest income was $21.0 million, an increase of $0.4 million, or 1.9%, from the six months ended June 30, 2018.  Interest income increased to $34.3 million for the first two quarters of 2019, compared to $30.5 million from the first two quarters of 2018, primarily due to improved yields on both loans and securities available-for-sale and increase average balances of investment securities.  Interest expense increased to $13.3 million for the six month ended June 30, 2019 from $9.8 million for the six months ended June 30, 2018.  The $3.5 million increase is primarily the result of increased rates paid on deposit balances and $0.9 million increase in interest paid on the subordinated debentures.

Non-interest income increased $1.2 million, or 29.4%, for the six months ended June 30, 2019 to $5.6 million compared to the six months ended June 30, 2018, primarily due to the previously discussed increase in secondary market loan sales, as well as a reduction to the allowance for unused commitments of $0.5 million that took place during the first quarter of 2019, which increased other non-interest income.  The Company evaluated the need for this allowance and concluded that there was no sufficient evidence that represented credit loss inherent in these commitments to substantiate this reserve.  The Company will continue to evaluate credit risk on these off-balance sheet commitments going forward.

Non-interest expense increased $1.0 million, or 7.5%, for the six months ended June 30, 2019 to $14.8 million compared to the six months ended June 30, 2018.  In addition to previously discussed other real estate owned writedown, the year-over-year increase was primarily due to the increased occupancy costs related to our new headquarters that was purchased in in May 2018 and increased employee compensation and benefits, which was primarily the result of a 24.1% increase in the premium cost of employee benefits.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.  The following tables reflect the components of net interest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$176,237	$1,259	2.86%	$158,260	$996	2.52%
Loans (2)	1,177,071	15,484	5.26%	1,187,719	14,366	4.84%
Interest bearing deposits due from other banks	73,769	465	2.52%	100,646	401	1.59%
Total interest-earning assets	$1,427,077	$17,208	4.82%	$1,446,625	$15,763	4.36%

Allowance for loan losses	(17,782)			(14,918)
Other assets	76,806			57,878
Total assets	$1,486,101			$1,489,585

Liabilities
Savings, NOW, money market, interest checking	$315,940	$1,316	1.67%	$279,958	$789	1.13%
Time deposits	770,554	4,362	2.26%	819,037	3,811	1.86%
Total interest-bearing deposits	$1,086,494	$5,678	2.09%	$1,098,995	$4,600	1.67%
Other borrowings	1,204	13	4.47%	1,167	14	4.79%
FHLB advances	78,653	402	2.04%	117,327	473	1.61%
Junior subordinated debentures	44,762	683	6.10%	25,547	338	5.29%
Total interest-bearing liabilities	$1,211,113	$6,776	2.24%	$1,243,036	$5,425	1.75%

Non-interest bearing deposits	102,432			93,876
Other liabilities	12,154			7,829
Total liabilities	$1,325,699			$1,344,741

Shareholders' equity	160,402			144,844
Total liabilities and equity	$1,486,101			$1,489,585

Net interest income		$10,432			$10,338
Interest rate spread (3)			2.58%			2.61%
Net interest margin (4)			2.92%			2.87%
Ratio of interest-earning assets to interest-bearing liabilities	1.18			1.16
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$186,076	$2,620	2.82%	$147,553	$1,785	2.42%
Loans (2)	1,192,073	30,985	5.20%	1,180,294	28,057	4.75%
Interest bearing deposits due from other banks	55,102	729	2.65%	87,012	614	1.41%
Total interest-earning assets	$1,433,251	$34,334	4.79%	$1,414,859	$30,456	4.31%

Allowance for loan losses	(17,396)			(14,323)
Other assets	76,613			52,395
Total assets	$1,492,468			$1,452,931

Liabilities
Savings, NOW, money market, interest checking	$307,903	$2,500	1.62%	$278,889	$1,448	1.04%
Time deposits	781,672	8,602	2.20%	783,202	6,948	1.77%
Total interest-bearing deposits	$1,089,575	$11,102	2.04%	$1,062,091	$8,396	1.58%
Other borrowings	1,025	25	4.80%	1,226	30	4.94%
FHLB advances	85,737	854	1.99%	119,187	941	1.58%
Junior subordinated debentures	44,742	1,361	6.09%	20,566	481	4.68%
Total interest-bearing liabilities	$1,221,079	$13,342	2.19%	$1,203,070	$9,848	1.64%

Non-interest bearing deposits	102,050			98,728
Other liabilities	11,797			7,698
Total liabilities	$1,334,926			$1,309,496

Shareholders' equity	157,542			143,435
Total liabilities and equity	$1,492,468			$1,452,931

Net interest income		$20,992			$20,608
Interest rate spread (3)			2.60%			2.67%
Net interest margin (4)			2.93%			2.91%
Ratio of interest-earning assets to interest -bearing liabilities	1.17			1.18
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2019 v. 2018
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$143	$120	$263
Loans	1,246	(128)	1,118
Federal funds sold and interest-bearing deposits with banks	118	(54)	64
Total interest income	1,507	(62)	1,445
Interest Expense:
Savings, NOW, money market and interest checking	415	112	527
Time deposits	757	(206)	551
Other borrowings	(1)	—	(1)
FHLB advances	292	(363)	(71)
Junior subordinated debentures	59	286	345
Total interest expense	1,522	(171)	1,351
Net interest income	$(15)	$109	$94

	Six Months Ended June 30, 2019 v. 2018
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$322	$513	$835
Loans	2,645	283	2,928
Federal funds sold and interest-bearing deposits with banks	198	(83)	115
Total interest income	3,165	713	3,878
Interest Expense:
Savings, NOW, money market and interest checking	888	164	1,052
Time deposits	1,668	(14)	1,654
Other borrowings	(1)	(4)	(5)
FHLB advances	1,253	(1,340)	(87)
Junior subordinated debentures	180	700	880
Total interest expense	3,988	(494)	3,494
Net interest income	$(823)	$1,207	$384

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision for loan losses of $0.9 million for the three months ended June 30, 2019 compared to a provision of $0.5 million for the three months ended June 30, 2018.  The increased provision is directly related to the $2.1 million in net charge-offs that took place during the second quarter of 2019 which related to a commercial real estate relationship that lost its primary tenant, as well as an increase in special mention and substandard loans during the second quarter of 2019.

For the six months ended June 30, 2019, the provision for loan losses was $1.6 million compared to $0.6 million for the six months ended June 30, 2018, as the result of $1.9 million in net charge-offs during the first six months of 2019 compared to $1.3 million in net recoveries during the first six months of 2018.

The specific reserve related to impaired loans was $3.7 million at June 30, 2019, which was an increase of $0.1 million, or 1.7%, from June 30, 2018, due to a 30.5% increase in substandard impaired loans from $47.1 million at June 30, 2018 to $61.4 million at June 30, 2019.  Non-performing assets decreased $6.1 million since June 30, 2018 to $28.8 million at June 30, 2019.  The increase in substandard loans was the result of the prolonged strain of Wisconsin’s agricultural economy; however, we are actively managing these credits, and we are optimistic about the industry’s outlook as there was a 6.5% increase in the 12-month future price of class III milk on the Chicago Mercantile Exchange during the second quarter of 2019.  Despite the recent increase in class III milk prices, we anticipate some additional stress in our agricultural portfolio will continue throughout 2019 due to the length of the depressed prices that our agricultural borrowers endured; however, management believes this increased risk is adequately captured by the existing agriculture qualitative factors in our allowance for loan losses methodology.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.   Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $16.3 million, or 1.42% of total loans, was appropriate as of June 30, 2019.  This is compared to an allowance for loan losses of $15.1 million, or 1.28% of total loans, at June 30, 2018, and $16.5 million, or 1.37% of total loans, at December 31, 2018.

Non-Interest Income

Non-interest income for the three months ended June 30, 2019 increased by 24.7% to $2.9 million from $2.3 million for the three months ended June 30, 2018.  The $0.6 million increase was primarily the result of continued reduction in the valuation allowance on its loan servicing rights portfolio which resulted in an increase of $0.1 million of loan servicing rights, which are included in loan servicing fees in our consolidated statement of operations.  The reduction of the valuation allowance is expected to continue throughout the remaining quarters of 2019.  In addition, loan servicing fees increased by $0.1 million in the second quarter of 2019 as a result of higher volumes of loans being serviced, and the sale of securities available-for-sale resulted in a $0.3 million gain during the second quarter of 2019.

For the six months ended June 30, 2019, non-interest income increased $1.2 million, or 29.4%, to $5.6 million from $4.4 million for the six months ended June 30, 2018, primarily to the result of the reduction to valuation allowance in the loan servicing rights portfolio discussed above.  Also during the first quarter of 2019, the Company eliminated the allowance for unused commitments of $0.5 million after concluding that there was no longer sufficient evidence of credit loss inherent in these commitments to substantiate the necessity of this reserve.  The elimination of this reserve resulted in an increase of other non-interest income.  The Company will continue to evaluate credit risk on these off-balance sheet commitments going forward and make appropriate adjustments to an allowance as necessary.

The following table reflects the components of non-interest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)
Service charges	$407	$445	$760	$810
Gain on sale of loans, net	26	45	25	77
Loan servicing fees	1,563	1,486	3,082	2,938
Loan servicing right origination	346	127	574	137
Income on other real estate owned	40	45	66	77
Gain on sale of securities	341	—	341	—
Other	164	168	789	317
Total non-interest income	$2,887	$2,316	$5,637	$4,356

Non-Interest Expense

Non-interest expense increased 7.3% for the three months ended June 30, 2019 to $7.4 million compared to $6.9 million for the three months ended June 30, 2018. The increase is primarily the result of a $0.3 million writedown of other real estate owned that occurred during the second quarter of 2019.  In addition, 2018 benefited from sales of other real estate owned that resulted in net gains, and 2019 was negatively impacted by a net loss on the sale of other real estate owned.

For the six months ended June 30, 2019, non-interest expense increased by $1.0 million, or 7.5% to $14.7 million from $13.7 million for the six months ended June 30, 2018. In addition to the items noted above, the year-over-year increase is primarily due to increased occupancy costs related to our new headquarters that was purchased in May 2018 and increased employee compensation and benefits which is primarily the result of a 24.1% increase in the premium cost of employee benefits.

The following table reflects the components of our non-interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)
Employee compensation and benefits	$4,199	$4,114	$8,681	$8,332
Occupancy	283	278	672	482
Information processing	591	529	1,154	994
Professional fees	417	359	816	674
Business development	347	260	672	559
Other real estate owned expenses	121	152	172	292
Write-down of other real estate owned	250	104	250	104
Net loss (gain) on other real estate owned	9	(149)	(127)	(149)
Depreciation and amortization	328	324	665	638
Other	901	966	1,796	1,796
Total non-interest expense	$7,446	$6,937	$14,751	$13,722

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

Income tax expense for the three months ended June 30, 2019 and 2018, was $1.3 million, which represents an effective tax rate of 25.9% and 25.7%, respectively.  Income tax expense for the six months ended June 30, 2019 and 2018, was $2.8 million and $2.7 million, respectively, which represents an effective tax rate of 27.2% and 25.5%, respectively.  The increase in the effective tax rate year-over-year is primarily the result of the exercise of stock options that resulted in additional tax deductions in 2018.  There were no stock option exercises resulting in additional tax deductions during 2019.

Financial Condition

Total assets decreased $36.3 million, or 2.4%, from December 31, 2018 to $1.5 billion at June 30, 2019.  Total loans decreased by $59.5 million, or 4.9%, since December 31, 2018 as the result of normal pay-downs and an increase of $34.3 million in loan sales and participations.

Total liabilities decreased $46.8 million, or 3.4%, from $1.4 billion at December 31, 2018 to $1.3 billion at June 30, 2019.  This decrease is primarily attributed to a decrease in brokered deposits and national certificates of deposits of $62.9 million and a pay-down of $30.0 million in FHLB borrowings in the first half of 2019.  This decrease in wholesale funding was partially offset by an increase of $44.7 million, or 5.9%, in client deposits, defined as demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit since December 31, 2018.

Shareholders’ equity increased $10.4 million, or 6.9%, to $162.7 million at June 30, 2019 from $152.3 million at December 31, 2018.  This increase was due primarily to net income for the six months ended June 30, 2019 of $7.5 million and a $4.4 million tax-effected increase to the fair market value of the investment portfolio, which was partially offset by the payment of $0.9 million of dividends on common and preferred stock during the six months ended June 30, 2019.

Net Loans

Total net loans decreased by $59.5 million, or 4.9%, to $1.1 billion at June 30, 2019 from December 31, 2018.  This decrease was driven primarily by normal pay-downs and an increase of $34.3 million of loan sales and participations that took place during the first half of 2019.  The proceeds from the loan sales and participations were used to pay-off some brokered and national time deposits and reduce our reliance on wholesale funding, which is a long-term strategy of the Company.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$713,602	62.2%	$724,508	60.0%
Commercial real estate loans	268,544	23.4%	299,212	24.8%
Commercial loans	114,998	10.0%	116,460	9.7%
Residential real estate loans	50,436	4.4%	66,843	5.5%
Installment and consumer other	252	0.0%	272	0.0%
Total gross loans	$1,147,832	100.0%	$1,207,295	100.0%
Allowance for loan losses	(16,258)		(16,505)
Loans, net	$1,131,574		$1,190,790

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

We continually refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us. We mitigate this risk by actively using government guarantee programs.  15.1% of our substandard loans are partially guaranteed by the U.S. Farm Services Agency (“FSA”) or the U.S. Small Business Administration (“SBA”).  The amount of the guarantee can range from 80% to 95% of unpaid principal for FSA guaranteed loans and 50% - 85% for SBA guaranteed loans.

At June 30, 2019 and December 31, 2018, the allowance for loan losses was $16.3 million and $16.5 million, respectively, which resulted in a ratio of the allowance to total loans of 1.42% and 1.37%, respectively.  The overall increase in the allowance for loan losses as a percentage of total loans was primarily a result of an $11.7 million increase in watch or lower rated loans since December 31, 2018.  During the first six months of 2019, the Company charged off $3.6 million in loans which was offset in part by $1.7 million in recoveries of previously charged off loans.  Of the $3.6 million in charge-offs during the first half of 2019, $2.2 million was a charge-off to a single commercial real estate customer in rural Wisconsin that its anchor tenant when a regional department store filed bankruptcy discontinued operations.

Charge-offs and recoveries by loan category for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)
Balance, beginning of period	$17,493	$14,612	$16,505	$13,247
Loans charged off:
Agriculture loans	—	—	—	—
Commercial real estate loans	2,234	—	2,624	42
Commercial loans	960	—	960	—
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total loans charged off	$3,194	$—	$3,584	$42
Recoveries:
Agriculture loans	15	—	15	1
Commercial real estate loans	967	11	1,592	1,251
Commercial loans	101	(27)	102	41
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	1
Total recoveries	1,083	(16)	1,709	1,294
Net loans charged off (recovered)	$2,111	$16	$1,875	$(1,252)
Provision for loan losses	876	533	1,628	630
Allowance for loan losses, end of period	$16,258	$15,129	$16,258	$15,129

Selected loan quality ratios:
Net charge offs (net recoveries) to average loans	0.18%	(0.00)%	0.16%	(0.11)%
Allowance for loan losses to total loans (end of period)	1.42%	1.28%	1.42%	1.28%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	28.19%	32.83%	28.19%	32.83%

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

Information about the loan servicing portfolio is shown below:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Total loans	$1,147,832	$1,207,295
Less: Nonqualified loan sales included below	(809)	(827)
Loans serviced:
Agricultural	639,378	623,725
Commercial	48,350	35,832
Commercial real estate	7,901	1,700
Total loans serviced	695,629	661,257
Total loans and loans serviced	$1,842,652	$1,867,725

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities and U.S. treasury securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $158.6 million at June 30, 2019 from $195.9 million at December 31, 2018.  During the six months ended June 30, 2019, we recognized unrealized holding gains of $4.4 million before income taxes through other comprehensive income.

During the six months ended June 30, 2019, $29.4 million of municipal securities were sold resulting in a pre-tax gain of $0.3 million.  There were no security sales during the six months ended June 30, 2018.

The following table sets forth the amortized cost and fair values of our securities portfolio at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
U.S. government and agency securities	$3,731	$3,699	$4,368	$4,331
U.S. treasury securities	2,498	2,507	2,497	2,491
Municipal securities	—	—	34,985	34,520
Mortgage-backed securities	149,356	152,355	157,147	154,603
Total available for sale	$155,585	$158,561	$198,997	$195,945

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

Deposits decreased $18.2 million, or 1.5%, from December 31, 2018 to $1.2 billion at June 30, 2019, primarily as a result of a $62.9 million decrease in brokered deposits and national time deposits since December 31, 2018, partially offset by a $44.7 million increase in client deposit (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) generation.

Reducing our reliance on wholesale funding is a key strategic focus for 2019.  Brokered deposits and national certificates of deposit at June 30, 2019 were $406.0 million, which was a decrease of $62.9 million, or 13.4%, from December 31, 2018, and a decrease of $101.5 million, or 20.0%, from June 30, 2018.  In addition to the reduction in brokered deposits and national certificates of deposit in the first half of 2019, we also decreased FHLB borrowings by $30.0 million since December 31, 2018.

As of June 30, 2019 and December 31, 2018, the distribution by type of deposit account was as follows:

	June 30, 2019		December 31, 2018
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$111,022	9.2%	$121,436	9.9%
NOW accounts and interest checking	54,253	4.5%	51,779	4.2%
Savings	6,621	0.5%	5,770	0.5%
Money market accounts	239,337	19.9%	218,929	18.0%
Certificates of deposit	387,899	32.2%	356,484	29.1%
Brokered deposits	256,475	21.3%	308,504	25.2%
National time deposits	149,570	12.4%	160,445	13.1%
Total deposits	$1,205,177	100.0%	$1,223,347	100.0%

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

As of June 30, 2019, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss (gain) of $1.1 million and ($0.1) million was recognized in accumulated other comprehensive income during the six months ended June 30, 2019 and 2018, respectively, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.

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

At June 30, 2019, advances from the FHLB were $59.4 million compared to $89.4 million at December 31, 2018.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago.  The Company also has a credit agreement with U.S. Bank National Association for a $15.0 million revolving line of credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line of credit also bears a non-usage fee of 0.275% per annum.  The line of credit did not have an outstanding balance as of June 30, 2019.

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $4.9 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively.  Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $99.3 million and ($104.7) million for the six months ended June 30, 2019 and 2018, respectively.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was ($49.0) million and $114.8 million for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $193.9 million, or 13.12% of adjusted average total assets, which is above the minimum level to be well-capitalized of $73.9 million, or 5.0% of adjusted average total assets, and total risk-based capital of $209.6 million, or 16.62% of risk-weighted assets, which is above the minimum level to be well-capitalized of $126.2 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At June 30, 2019, there were $106.4 million of retained earnings available for the payment of dividends by the Bank to the Company, but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, there were no other significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning June 30, 2019 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$59,400	30.00%	$57,300	24.10%
+200 bps	52,500	14.90%	51,700	11.80%
+100 bps	49,000	7.20%	48,900	5.70%
Base	45,700	0.00%	46,300	0.00%
-100 bps	42,000	(8.10)%	42,900	(7.40)%
-200 bps	37,600	(17.70)%	37,300	(19.70)%

As of June 30, 2019, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended June 30, 2019.

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

County Bancorp, Inc.

Date: August 8, 2019	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: August 8, 2019	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)