Form 10-Q
period 2019-09-30
County Bancorp, Inc.
filed 2019-11-07
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 6,727,908 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$120,845	$61,087
Securities available-for-sale, at fair value	154,962	195,945
FHLB Stock	1,628	2,978
Loans held for sale	4,192	2,949
Loans, net of allowance for loan losses of $15,065 as of September 30, 2019; $16,505 as of December 31, 2018	1,065,702	1,190,790
Premises and equipment, net	15,582	16,075
Loan servicing rights	11,362	9,047
Other real estate owned, net	7,252	6,568
Cash surrender value of bank owned life insurance	18,184	17,842
Deferred tax asset, net	933	4,346
Goodwill	5,038	5,038
Core deposit intangible, net of accumulated amortization of $1,515 as of September 30, 2019; $1,288 as of December 31, 2018	286	513
Accrued interest receivable and other assets	8,998	7,849
Total assets	$1,414,964	$1,521,027

LIABILITIES
Deposits:
Noninterest-bearing	$117,224	$121,436
Interest-bearing	1,025,529	1,101,911
Total deposits	1,142,753	1,223,347
Other borrowings	800	827
Advances from FHLB	44,400	89,400
Subordinated debentures	44,820	44,703
Accrued interest payable and other liabilities	13,439	10,466
Total liabilities	1,246,212	1,368,743

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,171,828 shares issued and 6,727,908 shares outstanding at September 30, 2019; 7,153,174 shares issued and 6,709,480 shares outstanding as of December 31, 2018	28	28
Surplus	53,781	53,162
Retained earnings	110,260	98,475
Treasury stock, at cost; 443,920 shares at September 30, 2019; 443,694 shares at December 31, 2018	(5,030)	(5,030)
Accumulated other comprehensive income (loss)	1,713	(2,351)
Total shareholders' equity	168,752	152,284
Total liabilities and shareholders' equity	$1,414,964	$1,521,027

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$15,030	$15,113	$46,015	$43,170
Taxable securities	1,117	945	3,480	2,559
Tax-exempt securities	-	344	257	515
Federal funds sold and other	612	249	1,341	863
Total interest and dividend income	16,759	16,651	51,093	47,107

INTEREST EXPENSE
Deposits	5,574	4,980	16,676	13,376
FHLB advances and other borrowed funds	246	411	1,125	1,382
Subordinated debentures	687	656	2,048	1,137
Total interest expense	6,507	6,047	19,849	15,895
Net interest income	10,252	10,604	31,244	31,212
Provision for loan losses	(1,154)	993	474	1,623
Net interest income after provision for loan losses	11,406	9,611	30,770	29,589
NON-INTEREST INCOME
Services charges	348	394	1,108	1,204
Gain on sale of loans, net	87	41	112	118
Loan servicing fees	3,418	1,475	7,074	4,550
Other	181	247	1,377	641
Total non-interest income	4,034	2,157	9,671	6,513
NON-INTEREST EXPENSE
Employee compensation and benefits	4,735	4,394	13,416	12,726
Occupancy	313	332	985	814
Information processing	683	529	1,837	1,523
Professional fees	483	351	1,299	1,025
Write-down of other real estate owned	—	81	250	185
Other	1,454	1,336	4,632	4,472
Total non-interest expense	7,668	7,023	22,419	20,745
Income before income taxes	7,772	4,745	18,022	15,357
Income tax expense	2,090	1,228	4,874	3,936
NET INCOME	$5,682	$3,517	$13,148	$11,421

NET INCOME PER SHARE:
Basic	$0.82	$0.51	$1.90	$1.66
Diluted	$0.82	$0.50	$1.89	$1.65
Dividends paid per share	$0.05	$0.07	$0.15	$0.21

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$5,682	$3,517	$13,148	$11,421
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	1,170	(1,664)	7,539	(4,436)
Income tax benefit (expense)	(319)	356	(2,054)	950
Reclassification for realized gains on securities	—	—	(341)	—
Income tax expense	—	—	93	—
Total other comprehensive income (loss) on securities available-for-sale	851	(1,308)	5,237	(3,486)
Unrealized gain (loss) on derivatives arising during the period	(474)	181	(1,612)	232
Income tax benefit (expense)	129	(49)	439	(63)
Total other comprehensive income (loss) on derivatives	(345)	132	(1,173)	169
Total other comprehensive income (loss)	506	(1,176)	4,064	(3,317)
Comprehensive income	$6,188	$2,341	$17,212	$8,104

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986
Net income	—	—	—	4,054	—	—	4,054
Other comprehensive loss	—	—	—	—	—	(1,885)	(1,885)
Stock compensation expense	—	—	117	—	—	—	117
Cash dividends declared on common stock	—	—	—	(468)	—	—	(468)
Cash dividends declared on preferred stock	—	—	—	(97)	—	—	(97)
Reclassification of par value to surplus	—	(21)	21	—	—	—	—
Reclassification of stranded tax effects of rate change	—	—	—	126	—	(126)	—
Proceeds from exercise of common stock options (2,952 shares)	—	—	107	—	—	—	107
Balance at March 31, 2018	$8,000	$7	$52,475	$90,000	$(5,030)	$(2,638)	$142,814
Net income	—	—	—	3,850	—	—	3,850
Other comprehensive loss	—	—	—	—	—	(256)	(256)
Stock compensation expense	—	—	142	—	—	—	142
Cash dividends declared on common stock	—	—	—	(469)	—	—	(469)
Cash dividends declared on preferred stock	—	—	—	(99)	—	—	(99)
Reclassification of par value from surplus	—	21	(21)	—	—	—	—
Proceeds from exercise of common stock options (9,640 shares)	—	—	100	—	—	—	100
Balance at June 30, 2018	$8,000	$28	$52,696	$93,282	$(5,030)	$(2,894)	$146,082
Net income	—	—	—	3,517	—	—	3,517
Other comprehensive loss	—	—	—	—	—	(1,176)	(1,176)
Stock compensation expense	—	—	91	—	—	—	91
Cash dividends declared on common stock	—	—	—	(468)	—	—	(468)
Cash dividends declared on preferred stock	—	—	—	(106)	—	—	(106)
Proceeds from exercise of common stock options (2,375 shares)	—	—	47	—	—	—	47
Balance at September 30, 2018	$8,000	$28	$52,834	$96,225	$(5,030)	$(4,070)	$147,987

Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284
Net income	—	—	—	3,762	—	—	3,762
Other comprehensive income	—	—	—	—	—	2,305	2,305
Stock compensation expense	—	—	118	—	—	—	118
Cash dividends declared on common stock	—	—	—	(335)	—	—	(335)
Cash dividends declared on preferred stock	—	—	—	(117)	—	—	(117)
Balance at March 31, 2019	$8,000	$28	$53,280	$101,785	$(5,030)	$(46)	$158,017
Net income	—	—	—	3,704	—	—	3,704
Other comprehensive income	—	—	—	—	—	1,253	1,253
Stock compensation expense	—	—	144	—	—	—	144
Cash dividends declared on common stock	—	—	—	(336)	—	—	(336)
Cash dividends declared on preferred stock	—	—	—	(118)	—	—	(118)
Proceeds from exercise of common stock options (5,000 shares)	—	—	60	—	—	—	60
Balance at June 30, 2019	$8,000	$28	$53,484	$105,035	$(5,030)	$1,207	$162,724
Net income	—	—	—	5,682	—	—	5,682
Other comprehensive income	—	—	—	—	—	506	506
Stock compensation expense	—	—	177	—	—	—	177
Cash dividends declared on common stock	—	—	—	(337)	—	—	(337)
Cash dividends declared on preferred stock	—	—	—	(120)	—	—	(120)
Proceeds from exercise of common stock options (10,000 shares)	—	—	120	—	—	—	120
Balance at September 30, 2019	$8,000	$28	$53,781	$110,260	$(5,030)	$1,713	$168,752

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(dollars in thousands)
Cash flows from operating activities
Net income	$13,148	$11,421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,035	846
Amortization of core deposit intangible	227	316
Amortization of subordinated debentures discount	117	82
Provision for loan losses	474	1,623
Realized gain on sales of securities available-for-sale	(341)	—
Realized loss (gain) on sales of other real estate owned	33	(177)
Writedown of other real estate owned	250	185
Realized gain on sales of premises and equipment	(2)	(1)
Increase in cash surrender value of bank owned life insurance	(342)	(339)
Deferred income tax expense (benefit)	1,452	(810)
Stock compensation expense	439	350
Net amortization of securities	353	645
Net change in:
Accrued interest receivable and other assets	(1,150)	(1,242)
Loans held for sale	(1,243)	(7,195)
Loan servicing rights	(2,315)	(91)
Accrued interest payable and other liabilities	1,800	2,719
Net cash provided by operating activities	13,935	8,332
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	18,807	16,990
Purchases of securities available-for-sale	—	(86,462)
Proceeds from sales of securities available-for-sale	29,361	—
Redemption of FHLB stock	1,350	900
Loan originations and principal collections, net	119,321	(58,817)
Proceeds from sales of premises and equipment	4	—
Purchases of premises and equipment	(542)	(7,277)
Proceeds from sales of other real estate owned	4,326	2,809
Net cash provided by (used in) investing activities	172,627	(131,857)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	31,535	(24,882)
Net increase (decrease) in certificates of deposits	(112,129)	123,588
Net change in other borrowings	(27)	(461)
Proceeds from FHLB advances	115,000	84,000
Repayment of FHLB advances	(160,000)	(103,100)
Proceeds from issuance of subordinated debt	—	29,058
Proceeds from issuance of common stock	180	254
Dividends paid on common stock	(355)	(302)
Dividends paid on preferred stock	(1,008)	(1,405)
Net cash provided by (used in) financing activities	(126,804)	106,750
Net change in cash and cash equivalents	59,758	(16,775)
Cash and cash equivalents, beginning of period	61,087	66,771
Cash and cash equivalents, end of period	$120,845	$49,996

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,565	$14,679
Income taxes	$1,800	$3,325
Noncash investing activities:
Transfer from loans to other real estate owned	$5,293	$6,104
Loans charged off	$3,639	$42

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2019.  The results of operations for the three and nine months ended September 30, 2019 may not necessarily be indicative of the results to be expected for the year ending December 31, 2019, or for any other period.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Entities should apply this amendment by a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has engaged a third-party software consultant and is currently testing the model’s methodology in parallel to current loss model calculations.  At this time, the effect this ASU will have on its consolidated financial statements is still being quantified as the Company ensures data, assumptions, and methods all comply with the requirements of ASU 2016-13.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  In October 2019, the FASB voted to delay the effective date for the credit losses standard to January 2023 for certain entities, including Securities and Exchange Commission filers that qualify as smaller reporting companies and private companies.  As a smaller reporting company, the Company is eligible for the delay and will be deferring adoption.  Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income from continuing operations	$5,682	$3,517	$13,148	$11,421
Less: preferred stock dividends	120	106	355	302
Income available to common shareholders for basic earnings per common share	$5,562	$3,411	$12,793	$11,119

Weighted average number of common shares issued	7,168,785	7,357,350	7,160,401	7,352,425
Less: weighted average treasury shares	443,920	443,140	443,857	441,704
Plus: weighted average of participating restricted stock units	32,125	219,611	26,348	222,885
Weighted average number of common shares and participating securities outstanding	6,756,990	6,694,599	6,742,892	6,687,836
Effect of dilutive options	19,160	63,346	19,063	64,290
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,776,150	6,757,945	6,761,955	6,752,126
Weighted average of anti-dilutive options	131,729	—	131,729	—

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of September 30, 2019 and December 31, 2018 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2019
U.S. government and agency securities	$3,617	$—	$(34)	$3,583
U.S. treasury securities	2,499	8	—	2,507
Mortgage-backed securities	144,700	4,333	(161)	148,872
	$150,816	$4,341	$(195)	$154,962
December 31, 2018
U.S. government and agency securities	$4,368	$—	$(37)	$4,331
U.S. treasury securities	2,497	—	(6)	2,491
Municipal securities	34,985	33	(498)	34,520
Mortgage-backed securities	157,147	203	(2,747)	154,603
	$198,997	$236	$(3,288)	$195,945

The amortized cost and fair value of securities at September 30, 2019 and December 31, 2018, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
September 30, 2019
Due in one year or less	$2,499	$2,507
Due from one to five years	—	—
Due from five to ten years	3,617	3,583
Due after ten years	—	—
Mortgage-backed securities	144,700	148,872
	$150,816	$154,962
December 31, 2018
Due in one year or less	$5,848	$5,843
Due from one to five years	11,113	10,974
Due from five to ten years	8,458	8,382
Due after ten years	16,431	16,143
Mortgage-backed securities	157,147	154,603
	$198,997	$195,945

There were no security sales for the three months ended September 30, 2019 and 2018.  For the nine months ended September 30, 2019, proceeds from the sale of available-for-sale securities were $29.4 million which resulted in a gain of $0.3 million.  There were no security sales for the three and nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, no securities were pledged to secure the Federal Home Loan Bank (“FHLB”) advances besides FHLB stock of $1.6 million and $3.0 million, respectively.  There were no securities pledged to secure the Federal Reserve Bank line of credit at September 30, 2019 and December 31, 2018; however, there were $42.0 million and $53.4 million of securities pledged to secure municipial customer deposts at September 30, 2019 and December 31, 2018, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2019
U.S. government and agency securities	$—	$—	$3,583	$(34)	3,583	(34)
Mortgage-backed securities	6,149	(24)	15,060	(137)	21,209	(161)
	$6,149	$(24)	$18,643	$(171)	$24,792	$(195)
December 31, 2018
U.S. government and agency securities	$—	$—	$4,331	$(37)	4,331	(37)
U.S. treasury securities	2,491	(6)	—	—	2,491	(6)
Municipal securities	4,291	(15)	25,377	(483)	29,668	(498)
Mortgage-backed securities	41,925	(208)	83,319	(2,539)	125,244	(2,747)
	$48,707	$(229)	$113,027	$(3,059)	$161,734	$(3,288)

The unrealized losses on the investments at September 30, 2019 and December 31, 2018 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018.

NOTE 4 – LOANS

The components of loans were as follows:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Agricultural loans	$673,742	$724,508
Commercial real estate loans	256,919	299,212
Commercial loans	103,213	116,460
Residential real estate loans	46,670	66,843
Installment and consumer other	223	272
Total gross loans	1,080,767	1,207,295
Allowance for loan losses	(15,065)	(16,505)
Net loans	$1,065,702	$1,190,790

Changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
For the Three Months Ended September 30, 2019
Balance, beginning of period	$13,647	$1,882	$709	$19	$1	$16,258
Provision for loan losses	(1,093)	(44)	(14)	(4)	1	(1,154)
Loans charged off	(54)	(1)	—	—	—	(55)
Recoveries	1	15	—	—	—	16
Balance, end of period	$12,501	$1,852	$695	$15	$2	$15,065

For the Nine Months Ended September 30,2019
Balance, beginning of year	$12,258	$2,779	$1,414	$53	$1	$16,505
Provision for loan losses	281	91	139	(38)	1	474
Loans charged off	(54)	(2,625)	(960)	—	—	(3,639)
Recoveries	16	1,607	102	—	—	1,725
Balance, end of period	$12,501	$1,852	$695	$15	$2	$15,065

For the Three Months Ended September 30, 2018
Balance, beginning of period	$11,628	$1,903	$1,552	$44	$2	$15,129
Provision for loan losses	932	22	30	10	(1)	993
Loans charged off	—	—	—	—	—	—
Recoveries	—	10	11	—	—	21
Balance, end of period	$12,560	$1,935	$1,593	$54	$1	$16,143

For the Nine Months Ended September 30,2018
Balance, beginning of year	$9,712	$1,978	$1,508	$47	$2	$13,247
Provision for loan losses	2,847	(1,262)	33	7	(2)	1,623
Loans charged off	—	(42)	—	—	—	(42)
Recoveries	1	1,261	52	—	1	1,315
Balance, end of period	$12,560	$1,935	$1,593	$54	$1	$16,143

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  September 30, 2019 and December 31, 2018:

	September 30, 2019
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,702	$8,799	$12,501
Commercial real estate loans	4	1,848	1,852
Commercial loans	298	397	695
Residential real estate loans	—	15	15
Installment and consumer other	—	2	2
Total ending allowance for loan losses	4,004	11,061	15,065
Loans:
Agricultural loans	60,049	613,693	673,742
Commercial real estate loans	1,016	255,903	256,919
Commercial loans	600	102,613	103,213
Residential real estate loans	63	46,607	46,670
Installment and consumer other	—	223	223
Total loans	61,728	1,019,039	1,080,767
Net loans	$57,724	$1,007,978	$1,065,702

	December 31, 2018
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$2,325	$9,933	$12,258
Commercial real estate loans	583	2,196	2,779
Commercial loans	745	669	1,414
Residential real estate loans	—	53	53
Installment and consumer other	—	1	1
Total ending allowance for loan losses	3,653	12,852	16,505
Loans:
Agricultural loans	52,947	671,561	724,508
Commercial real estate loans	2,037	297,175	299,212
Commercial loans	1,773	114,687	116,460
Residential real estate loans	—	66,843	66,843
Installment and consumer other	—	272	272
Total loans	56,757	1,150,538	1,207,295
Net loans	$53,104	$1,137,686	$1,190,790

The following tables present loans individually evaluated for impairment by class of loans at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$21,014	$20,969	$—
Commercial real estate loans	—	—	—
Commercial loans	—	—	—
Residential real estate loans	63	63	—
	$21,077	$21,032	$—

With an allowance recorded:
Agricultural loans	$41,652	$39,080	$3,702
Commercial real estate loans	1,015	1,016	4
Commercial loans	609	600	298
Residential real estate loans	—	—	—
	$43,276	$40,696	$4,004
Total	$64,353	$61,728	$4,004

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$22,218	$21,654	$—
Commercial real estate loans	—	—	—
Commercial loans	455	455	—
Residential real estate loans	—	—	—
	$22,673	$22,109	$—

With an allowance recorded:
Agricultural loans	$33,090	$31,293	$2,325
Commercial real estate loans	2,037	2,037	583
Commercial loans	1,326	1,318	745
Residential real estate loans	—	—	—
	$36,453	$34,648	$3,653
Total	$59,126	$56,757	$3,653

The following table presents the aging of the recorded investment in past due loans at September 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
September 30, 2019
Agricultural loans	$2,201	$92	$4,399	$6,692	$667,050	$673,742
Commercial real estate loans	—	—	—	—	256,919	256,919
Commercial loans	99	—	531	630	102,583	103,213
Residential real estate loans	117	—	63	180	46,490	46,670
Installment and consumer other	—	—	—	—	223	223
Total	$2,417	$92	$4,993	$7,502	$1,073,265	$1,080,767

December 31, 2018
Agricultural loans	$460	$969	$7,968	$9,397	$715,111	$724,508
Commercial real estate loans	—	—	2,037	2,037	297,175	299,212
Commercial loans	—	—	600	600	115,860	116,460
Residential real estate loans	—	—	—	—	66,843	66,843
Installment and consumer other	—	—	—	—	272	272
Total	$460	$969	$10,605	$12,034	$1,195,261	$1,207,295

The following table lists information on nonaccrual loans, troubled debt restructured loans, and loans 90 days or more past due and still accruing at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$4,993	$10,605
Nonaccrual loans 30-89 days past due	238	868
Nonaccrual loans, less than 30 days past due	15,545	11,510
Troubled debt restructured loans not on nonaccrual status	28,520	19,389
90 days or more past due and still accruing	—	—
Total	$49,296	$42,372

The following table presents the recorded investment in nonaccrual loans and loans 90 days or more past due and still accruing by class of loan:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Agricultural loans	$20,182	$19,173
Commercial real estate loans	—	2,037
Commercial loans	531	1,773
Residential real estate loans	63	—
Total	$20,776	$22,983

The following tables present the average recorded investment and interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

	As of and for the Three Months Ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,666	$60,049	$3,702	$59,963	$1,384
Commercial real estate loans	1,015	1,016	4	1,019	15
Commercial loans	609	600	298	566	6
Residential real estate loans	63	63	—	32	1
Total	$64,353	$61,728	$4,004	$61,580	$1,406

	As of and for the Nine Months Ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,666	$60,049	$3,702	$56,498	$4,088
Commercial real estate loans	1,015	1,016	4	1,527	46
Commercial loans	609	600	298	1,187	9
Residential real estate loans	63	63	—	32	1
Total	$64,353	$61,728	$4,004	$59,243	$4,144

	As of and for the Three Months Ended September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$53,336	$52,444	$3,470	$47,641	$1,290
Commercial real estate loans	2,244	2,238	10	2,302	—
Commercial loans	1,843	1,835	766	1,857	4
Total	$57,423	$56,517	$4,246	$51,800	$1,294

	As of and for the Nine Months Ended September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$53,336	$52,444	$3,470	$40,594	$2,706
Commercial real estate loans	2,244	2,238	10	2,352	5
Commercial loans	1,843	1,835	766	1,814	29
Total	$57,423	$56,517	$4,246	$44,760	$2,740

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $1.6 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Troubled Debt Restructurings

The Company allocated approximately $3.8 million and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2019 and December 31, 2018, respectively.  The Company had no additional lending commitments at September 30, 2019 or December 31, 2018 to customers with outstanding loans that were classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is classified as a restructured loan.  The following table presents the TDRs by loan class at September 30, 2019 and December 31, 2018:

	Non-Accrual	Restructured and Accruing	Total
	(dollars in thousands)
September 30, 2019
Agricultural loans	$13,049	$27,435	$40,484
Commercial real estate loans	—	1,016	1,016
Commercial loans	531	69	600
Total	$13,580	$28,520	$42,100

December 31, 2018
Agricultural loans	$12,034	$19,389	$31,423
Commercial loans	92	—	92
Total	$12,126	$19,389	$31,515

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30, 2019		September 30, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	41	$17,454	16	$5,994
Commercial real estate loans	1	1,021	—	—
Commercial loans	4	1,115	1	92
Total	46	$19,590	17	$6,086

The following table provides the troubled debt restructurings for the nine months ended September 30, 2019 and 2018 grouped by type of concession:

	For the Nine Months Ended
	September 30, 2019		September 30, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	3	$703	8	$3,526
Term concessions	12	4,078	—	—
Rate concessions	1	85	—	—
Extension of interest-only payments	24	12,436	8	2,468
Capitalized interest	1	152	—	—
Commercial real estate loans
Payment concessions	1	1,021	—	—
Commercial loans
Combination of extension of term and interest rate concessions	2	1,046	—	—
Payment concessions	2	69	1	92
Total	46	$19,590	17	$6,086

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$403,311	$171,822	$9,346	$29,214	$60,049	$673,742
Commercial real estate loans	232,636	12,033	—	11,234	1,016	256,919
Commercial loans	89,215	9,833	—	3,565	600	103,213
Residential real estate loans	46,183	254	—	170	63	46,670
Installment and consumer other	223	—	—	—	—	223
Total	$771,568	$193,942	$9,346	$44,183	$61,728	$1,080,767

	As of December 31, 2018
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$495,418	$133,582	$564	$41,997	$52,947	$724,508
Commercial real estate loans	253,853	18,968	4,642	19,712	2,037	299,212
Commercial loans	95,842	15,237	1,360	2,248	1,773	116,460
Residential real estate loans	62,787	3,883	—	173	—	66,843
Installment and consumer other	272	—	—	—	—	272
Total	$908,172	$171,670	$6,566	$64,130	$56,757	$1,207,295

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $736.8 million and $661.3 million at September 30, 2019 and December 31, 2018, respectively.  The fair value of these rights were approximately $14.9 million and $13.2 million at September 30, 2019 and December 31, 2018.  The fair value of servicing rights was determined using an assumed discount rate of 20 percent and prepayment speeds primarily ranging from 4 percent to 9 percent, depending upon the stratification of the specific right, and nominal credit losses.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$9,047	$8,950
Additions	4,464	2,879
Impairment	(461)	(597)
Amortization	(1,688)	(2,185)
Balance, end of period	$11,362	$9,047

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible.  As of September 30, 2019, goodwill was not considered to be impaired, and there was no impairment charge to goodwill or core deposit intangible for the nine months ended September 30, 2019 and 2018.

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley Bancorp, Inc. (“Fox River Valley”) on May 13, 2016.  The carrying amount of goodwill was $5.0 million at September 30, 2019 and December 31, 2018.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,515)	(1,288)
Net book value	$286	$513

NOTE 7 – DEPOSITS

Deposits are summarized as follows at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Demand deposits	$117,224	$121,436
NOW and interest checking	56,637	51,779
Savings	6,980	5,770
Money market accounts	248,608	218,929
Certificates of deposit	388,760	356,484
National time deposits	118,070	160,445
Brokered deposits	206,474	308,504
Total deposits	$1,142,753	$1,223,347

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $44.4 million and $89.4 million on September 30, 2019 and December 31, 2018, respectively. These advances, rates, and maturities were as follows:

			September 30,	December 31,
	Maturity	Rate	2019	2018
			(dollars in thousands)
Fixed rate, fixed term	01/02/2019	2.54%	$—	$3,000
Fixed rate, fixed term	01/04/2019	2.55%	—	12,000
Fixed rate, fixed term	02/27/2019	1.47%	—	5,000
Fixed rate, fixed term	03/08/2019	1.54%	—	10,000
Fixed rate, fixed term	07/15/2019	1.11%	—	8,000
Fixed rate, fixed term	08/12/2019	2.24%	—	5,000
Fixed rate, fixed term	08/14/2019	1.77%	—	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	8,000
			$44,400	$89,400

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At September 30, 2019 and December 31, 2018, the Bank had pledged qualifying mortgage loans of $412.6 million and $453.8 million, respectively.

The Bank had no irrevocable letters of credit with the FHLB as of September 30, 2019 and December 31, 2018.

Future maturities of FHLB borrowings as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
1 year or less	$13,800	$45,000
1 to 2 years	20,600	18,400
2 to 3 years	2,000	18,000
3 to 4 years	8,000	8,000
	$44,400	$89,400

As of September 30, 2019 and December 31, 2018, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $146.7 million and $143.4 million in loans at September 30, 2019 and December 31, 2018, respectively.  There were no outstanding advances included in other borrowings at September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Company had an unsecured credit agreement with U.S. Bank National Association for a $10.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of September 30, 2019 and December 31, 2018.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At September 30, 2019 and December 31, 2018, the amounts of these borrowings was $0.8 million.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Balance outstanding at end of period	$800	$827
Average amount outstanding during the period	951	1,027
Maximum amount outstanding at any month end	1,412	1,278
Weighted average interest rate during the period	4.80%	4.81%
Weighted average interest rate at end of period	4.51%	4.51%

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of September 30, 2019, 169,977 options or shares of restricted stock remained available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of September 30, 2019 and changes in the Plan during the nine months ended September 30, 2019 were as follows:

	September 30, 2019
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	208,988	$18.15
Granted	19,963	17.89
Exercised	(15,000)	12.00
Forfeited/expired	(3,355)	19.88
Outstanding, end of period	210,596	$18.54	$1,249
Options exercisable at period-end	169,347	$17.81	$1,099
Weighted-average fair value of options granted during the period (2)		$6.14

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the nine months ended September 30, 2019 was as follows:

	September 30, 2019
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	28,701	$21.02
Granted	—	—
Vested	(11,552)	19.19
Forfeited/expired	(226)	27.15
Outstanding, end of period	16,923	$22.19

	September 30, 2019
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	11,772	$27.15
Granted	24,382	17.54
Vested and common shares issued	(3,654)	27.42
Forfeited/expired	(375)	18.11
Outstanding, end of period	32,125	$21.91

For the nine months ended September 30, 2019 and 2018, share-based compensation expense, including options and restricted stock awards, applicable to the Plan was $439 thousand and $350 thousand, respectively.

As of September 30, 2019, unrecognized share-based compensation expense related to nonvested options and restricted stock awards amounted to $0.6 million and is expected to be recognized over a weighted average period of 1.90 years.

NOTE 10 – REGULATORY MATTERS

The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and Tier 1 Common Equity capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. Management believed, as of September 30, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio 9% %.  The Bank does not intend to opt into the Community Bank Leverage Ratio Framework.

As of September 30, 2019, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following table.

The Company and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2019
Total Capital (to risk weighted assets):
Consolidated	$221,602	18.45%	$126,141	10.50%	Not applicable	10.00%
Bank	213,929	17.85%	125,817	10.50%	$119,826	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	177,353	14.76%	$102,114	8.50%	Not applicable	8.00%
Bank	198,950	16.60%	101,852	8.50%	95,861	8.00%
Tier 1 Capital (to average assets):
Consolidated	177,353	11.99%	59,153	4.00%	Not applicable	5.00%
Bank	198,950	13.78%	57,746	4.00%	72,183	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	153,717	12.80%	$84,094	7.00%	Not applicable	6.50%
Bank	198,950	16.60%	83,878	7.00%	77,887	6.50%

December 31, 2018
Total Capital (to risk weighted assets):
Consolidated	$210,768	15.81%	$131,664	9.875%	Not applicable
Bank	204,327	15.35%	131,488	9.875%	$133,153	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	164,675	12.35%	104,998	7.875%	Not applicable
Bank	187,679	14.09%	104,858	7.875%	106,522	8.00%
Tier 1 Capital (to average assets):
Consolidated	164,675	11.09%	59,374	4.00%	Not applicable
Bank	187,679	12.44%	60,330	4.00%	75,413	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	141,085	10.58%	84,999	6.375%	Not applicable
Bank	187,679	14.09%	84,885	6.375%	86,549	6.50%
(a)	The ratios for September 30, 2019 and December 31, 2018 include a capital conservation buffer of 2.5% and 1.875%, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
September 30, 2019
Securities available for sale:
U.S. government and agency securities	$—	$3,583	$—	$3,583
U.S. treasury securities	—	2,507	—	2,507
Mortgage-backed securities	—	148,872	—	148,872
Total assets at fair value	$—	$154,962	$—	$154,962
Derivative instruments, interest rate swaps	—	1,790	—	1,790
Total liabilities at fair value	$—	$1,790	$—	$1,790
December 31, 2018
Securities available for sale:
U.S. government and agency securities	$—	$4,331	$—	$4,331
U.S. treasury Securities	—	2,491	—	2,491
Municipal securities	—	34,520	—	34,520
Mortgage-backed securities	—	154,603	—	154,603
Total assets at fair value	$—	$195,945	$—	$195,945
Derivative instruments, interest rate swaps	—	179	—	179
Total liabilities at fair value	$—	$179	$—	$179

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
September 30, 2019
Impaired loans	$—	$—	$36,692
Other real estate owned	—	—	7,252
Total assets at fair value	$—	$—	$43,944
December 31, 2018
Impaired loans	$—	$—	$30,995
Other real estate owned	—	—	6,568
Total assets at fair value	$—	$—	$37,563

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis were as follows:

September 30, 2019
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	8%-61% (30%)

December 31, 2018
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	16%-54% (32%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	September 30,		December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$120,845	$120,845	$61,087	$61,087	1
Securities available for sale	154,962	154,962	195,945	195,945	2
FHLB Stock	1,628	1,628	2,978	2,978	2
Loans, net of allowance for loan losses	1,065,702	1,071,901	1,190,790	1,187,330	3
Loans held for sale	4,192	4,192	2,949	2,949	3
Accrued interest receivable	3,465	3,465	3,878	3,878	2
Loan servicing rights	11,362	14,942	9,047	13,198	3
Financial liabilities:
Deposits:
Time	693,203	699,009	805,240	801,267	2
Other deposits	449,550	449,550	418,107	418,107	1
Other borrowings	800	800	827	827	3
Advances from FHLB	44,400	44,627	89,400	88,725	2
Subordinated debentures	44,820	44,820	44,703	44,703	3
Accrued interest payable	6,314	6,314	4,013	4,013	2
Derivative instruments, interest rate swaps	1,790	1,790	179	179	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$8,693	$9,004	$6,568	$4,962
Assets foreclosed	—	—	5,293	6,104
Write-down of other real estate owned	—	(81)	(250)	(185)
Net gain (loss) on sales of other real estate owned	(160)	28	(33)	177
Proceeds from sale of other real estate owned	(1,281)	(702)	(4,326)	(2,809)
Balance, end of period	$7,252	$8,249	$7,252	$8,249

Income (expenses) applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net gain (loss) on sales of other real estate owned	$(160)	$28	$(33)	$177
Write-down of other real estate owned	—	(81)	(250)	(185)
Operating expenses, net of rental income	(48)	51	(158)	(165)
	$(208)	$(2)	$(441)	$(173)

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

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at September 30, 2019 and December 31, 2018.  Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss (gain) of $1.6 and ($0.2) million was recognized in accumulated other comprehensive income for the nine months ended September 30, 2019 and 2018, respectively and there was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $1.6 million of cash as collateral to the counterparty as of September 30, 2019.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after September 30, 2019, but prior to November 7, 2019, that provided additional evidence about conditions that existed at September 30, 2019.

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

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	adverse changes in the economic conditions of our market area and of the agriculture market generally, dairy in particular;
•	adverse changes in the financial services industry and national and local real estate markets (including real estate values);
•	competition among depository and other financial institutions, as well as financial technology (FinTech) companies and other non-traditional competitors;
•	risks related to a high concentration of dairy-related collateral located in our market area;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•

changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity, our net interest margin, our funding sources and the value of our assets and liabilities;

•	our success in introducing new financial products;
•	our ability to attract and maintain deposits;
•	fluctuations in the demand for loans, which may be affected by numerous factors, including commercial conditions in our market areas and declines in the value of real estate in our market areas;
•	changes in consumer spending, borrowing and saving habits that may affect deposit levels;
•

costs or difficulties related to the integration of the business of acquired entities and the risk that the anticipated benefits, cost savings and any other savings from such transactions may not be fully realized or may take longer than expected to realize;

•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	any negative perception of our reputation or financial strength;
•	our ability to raise additional capital on acceptable terms when needed;
•	changes in laws or government regulations or policies affecting financial institutions, including increased costs of compliance with such laws and regulations;
•	changes in accounting policies and practices;
•	our ability to retain key members of our senior management team;
•	the failure or security breaches of computer systems on which we depend;
•	the ability of key third-party service providers to perform their obligations to us;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and
•	each of the factors and risks identified in the “Risk Factors” section included under Item 1A of Part I of our most recent Annual Report on Form 10-K.

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

Operational Overview

•

Net income for the three months ended September 30, 2019 was $5.7 million compared to $3.5 million for the three months ended September 30, 2018, and $13.1 million for the nine months ended September 30, 2019 compared to $11.4 million for the nine months ended September 30, 2018.

•	Total loans decreased $126.5 million, or 10.5%, from December 31, 2018 to $1.1 billion at September 30, 2019, and decreased $122.2 million, or 10.2%, from September 30, 2018.
•

Participated loans that we continue to service totaled $736.8 million at September 30, 2019, an increase of $75.5 million, or 11.4%, since December 31, 2018, and an increase of $91.9 million, or 14.3%, since September 30, 2018.

•	Non-performing assets decreased $1.5 million since December 31, 2018, to $28.0 million at September 30, 2019, a decrease of 5.2%, and decreased $7.7 million, or 21.6%, since September 30, 2018.
•

Client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) increased $63.8 million, or 8.5%, since December 31, 2018, to $818.2 million at September 30, 2019, and increased $100.2 million, or 13.9%, since September 30, 2018.

•

Our reliance on wholesale funding (brokered deposits, national time deposits, and FHLB borrowings) decreased $189.4 million, or 33.9%, since December 31, 2018 to $368.9 million at September 30, 2019, and decreased $224.2 million, or 37.8%, since September 30, 2018.

Selected Financial Data

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	December 31, 2018
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$16,759	$16,651	$51,093	$47,107	$64,217
Interest expense	6,507	6,047	19,849	15,895	22,262
Net interest income	10,252	10,604	31,244	31,212	41,955
Provision for loan losses	(1,154)	993	474	1,623	3,195
Net interest income after provision for loan losses	11,406	9,611	30,770	29,589	38,760
Non-interest income	4,034	2,157	9,671	6,513	8,833
Non-interest expense	7,668	7,023	22,419	20,745	28,283
Income tax expense	2,090	1,228	4,874	3,936	5,059
Net income	$5,682	$3,517	$13,148	$11,421	$14,251

Per Common Share Data:
Basic earnings per common share	$0.82	$0.51	$1.90	$1.66	$2.06
Diluted earnings per common share	$0.82	$0.50	$1.89	$1.65	$2.04
Cash dividends per common share	$0.05	$0.07	$0.15	$0.21	$0.28
Book value per share, end of period	$23.89	$20.91	$23.89	$20.91	$21.50
Tangible book value per share, end of period (1)	$23.10	$20.07	$23.10	$20.07	$20.65
Weighted average common shares - basic	6,756,990	6,694,599	6,742,892	6,687,836	6,712,551
Weighted average common shares - diluted	6,776,150	6,757,945	6,761,955	6,752,126	6,757,667
Common shares outstanding, end of period	6,727,908	6,694,230	6,727,908	6,694,230	6,709,480

Selected Balance Sheet Data:
Total assets	$1,414,964	$1,514,968	$1,414,964	$1,514,968	$1,521,027
Securities available-for-sale	154,962	190,185	154,962	190,185	195,945
Total loans	1,080,767	1,202,937	1,080,767	1,202,937	1,207,295
Allowance for loan losses	(15,065)	(16,143)	(15,065)	(16,143)	(16,505)
Total deposits	1,142,753	1,208,784	1,142,753	1,208,784	1,223,347
Other borrowings and FHLB advances	45,200	103,238	45,200	103,238	90,227
Subordinated debentures	44,820	44,663	44,820	44,663	44,703
Total shareholders' equity	168,752	147,987	168,752	147,987	152,284

Performance Ratios:
Return on average assets (annualized)	1.57%	0.94%	1.19%	1.04%	0.96%
Return on average shareholders' equity (annualized)	13.75%	9.51%	10.94%	10.50%	9.50%
Return on average common shareholders' equity (1)	14.14%	9.75%	11.20%	10.82%	9.74%
Equity to assets ratio	11.93%	9.77%	11.93%	9.77%	10.00%
Net interest margin	2.95%	2.89%	2.94%	2.92%	2.91%
Interest rate spread	2.59%	2.63%	2.60%	2.66%	2.62%
Non-interest income to average assets (annualized)	1.11%	0.58%	0.87%	0.59%	0.58%
Non-interest expense to average assets (annualized)	2.11%	1.87%	2.02%	1.88%	1.87%
Net overhead ratio (annualized) (2)	1.00%	1.30%	1.15%	1.29%	1.29%
Efficiency ratio (1)	52.55%	54.62%	54.56%	54.97%	54.42%
Dividend payout ratio	6.10%	14.00%	7.94%	12.73%	13.73%

Asset Quality Ratios:
Adverse classified asset ratio (1)	45.67%	51.89%	45.67%	51.89%	57.12%
Non-performing loans to total loans (3)	1.92%	2.32%	1.92%	2.62%	1.90%
Allowance for loan losses to:
Total loans	1.39%	1.34%	1.39%	1.34%	1.37%
Non-performing loans	72.51%	57.90%	72.51%	57.90%	71.81%
Net charge-offs (recoveries) to average loans	0.00%	0.00%	0.16%	(0.11)%	(0.01)%
Non-performing assets to total assets (3)	1.98%	2.36%	1.98%	2.36%	1.94%

	September 30, 2019	September 30, 2018	December 31, 2018
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	11.36%	9.24%	9.49%
Total capital to risk-weighted assets (Bank)	17.85%	14.96%	15.35%
Tangible common equity to tangible assets (1)	11.03%	8.90%	9.15%
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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	December 31, 2018
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$7,668	$7,023	$22,419	$20,745	$28,283
Less: net loss on sales and write-downs of OREO	(160)	(53)	(283)	(8)	(642)
Adjusted non-interest expense (non-GAAP)	$7,508	$6,970	$22,136	$20,737	$27,641

Net interest income	$10,252	$10,604	$31,244	$31,212	$41,955
Non-interest income	4,034	2,157	9,671	6,513	8,833
Less: net gain on sales of securities	—	—	(341)	—	—
Operating revenue	$14,286	$12,761	$40,574	$37,725	$50,788
Efficiency ratio	52.55%	54.62%	54.56%	54.97%	54.42%

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	December 31, 2018
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	13.75%	9.51%	10.94%	10.50%	9.50%
Effect of excluding average preferred shareholders' equity	0.39%	0.24%	0.26%	0.32%	0.24%
Return on average common shareholders' equity	14.14%	9.75%	11.20%	10.82%	9.74%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	September 30, 2019	September 30, 2018	December 31, 2018
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$160,752	$139,987	$144,284
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	286	603	513
Tangible common equity	$155,428	$134,346	$138,733
Common shares outstanding	6,727,908	6,694,230	6,709,480
Tangible book value per share	$23.10	$20.07	$20.68

Total assets	$1,414,964	$1,514,968	$1,521,027
Less: Goodwill	5,038	5,038	5,038
Less: Core deposit intangible, net of amortization	286	603	513
Tangible assets	$1,409,640	$1,509,327	$1,515,476
Tangible common equity to tangible assets	11.03%	8.90%	9.15%

Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	September 30, 2019	September 30, 2018	December 31, 2018
	(dollars in thousands, except per share data)
Adverse classified asset ratio:
Substandard loans	$105,911	$118,368	$120,887
Less: Impaired performing restructured loans	(8,672)	(13,657)	(5,078)
Net substandard loans	97,239	104,711	115,809
Other real estate owned	7,252	7,851	6,568
Substandard unused commitments	991	1,191	1,625
Less: Substandard government guarantees	(7,746)	(9,374)	(7,111)
Total adverse classified assets (non-GAAP)	$97,736	$104,379	$116,891

Total equity (Bank)	$201,967	$180,359	$185,458
Accumulated other comprehensive loss (gain) on available-for-sale securities	(3,016)	4,152	2,221
Allowance for loan losses	15,065	16,143	16,505
Allowance for unused commitments	—	510	475
Adjusted total equity (non-GAAP)	$214,016	$201,164	$204,659
Adverse classified asset ratio	45.67%	51.89%	57.12%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income decreased by 3.3% to $10.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily attributable to a $77.9 million, or 6.5% decrease in average loan balance between the two periods.  Year-over-year average loan yields improved by 32 basis points; however this was partially offset by a 28 basis point increase in the average rate paid on interest-bearing deposits.

Interest income increased to $16.8 million for the third quarter of 2019 compared to $16.7 million for the third quarter of 2018.  Despite a decline in average loan balance, the increase in interest income was primarily as the result of an increase in loan yields from 5.02% for the third quarter of 2018 to 5.34% for the third quarter of 2019.  In addition, interest income from federal funds sold and due from other banks increased $0.4 million during the same comparable quarterly periods.  The increase in interest income was offset by an increase in interest expense from $6.0 million for the third quarter of 2018 to $6.5 million for the third quarter of 2019, which was primarily the result of increases in rates paid on deposits which increased 28 basis points between the two periods.  The increase in interest expense was slightly offset by a decrease of $0.2 million in interest paid on FHLB borrowings due to a 47.1% decline in average borrowings.

For the nine months ended September 30, 2019, net interest income was $31.2 million, which was equal to the nine months ended September 30, 2018.  Interest income increased to $51.1 million for the first three quarters of 2019, compared to $47.1 million from the first three quarters of 2018, primarily due to improved yields on both loans and securities available-for-sale and increased average balances of investment securities.  Interest expense increased to $19.8 million for the nine months ended September 30, 2019 from $15.9 million for the nine months ended September 30, 2018.  The $3.9 million increase was primarily the result of increased rates paid on deposit balances and $0.9 million increase in interest paid on the subordinated debentures.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields earned on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.  The following tables reflect the components of net interest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$159,091	$1,117	2.81%	$189,448	$1,289	2.72%
Loans (2)	1,126,243	15,030	5.34%	1,204,122	15,113	5.02%
Interest bearing deposits due from other banks	104,253	612	2.35%	62,560	249	1.59%
Total interest-earning assets	$1,389,587	$16,759	4.82%	$1,456,130	$16,651	4.57%

Allowance for loan losses	(16,209)			(15,445)
Other assets	78,664			58,921
Total assets	$1,452,042			$1,499,606

Liabilities
Savings, NOW, money market, interest checking	$326,592	$1,276	1.56%	$276,468	$907	1.31%
Time deposits	745,032	4,298	2.31%	830,168	4,073	1.96%
Total interest-bearing deposits	$1,071,624	$5,574	2.08%	$1,106,636	$4,980	1.80%
Other borrowings	804	9	4.60%	839	10	4.61%
FHLB advances	48,857	237	1.94%	92,443	401	1.74%
Junior subordinated debentures	44,800	687	6.14%	44,659	656	5.88%
Total interest-bearing liabilities	$1,166,085	$6,507	2.23%	$1,244,577	$6,047	1.94%

Non-interest bearing deposits	105,578			97,947
Other liabilities	14,801			9,136
Total liabilities	$1,286,464			$1,351,660

Shareholders' equity	165,578			147,946
Total liabilities and equity	$1,452,042			$1,499,606

Net interest income		$10,252			$10,604
Interest rate spread (3)			2.59%			2.63%
Net interest margin (4)			2.95%			2.89%
Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.17
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$176,982	$3,737	2.82%	$161,869	$3,074	2.53%
Loans (2)	1,169,888	46,015	5.24%	1,188,541	43,170	4.84%
Interest bearing deposits due from other banks	71,666	1,341	2.49%	77,190	863	1.49%
Total interest-earning assets	$1,418,536	$51,093	4.80%	$1,427,600	$47,107	4.40%

Allowance for loan losses	(16,996)			(14,712)
Other assets	77,286			55,963
Total assets	$1,478,826			$1,468,851

Liabilities
Savings, NOW, money market, interest checking	$314,114	$3,947	1.68%	$279,820	$2,355	1.12%
Time deposits	769,325	12,729	2.21%	797,459	11,021	1.84%
Total interest-bearing deposits	$1,083,439	$16,676	2.05%	$1,077,279	$13,376	1.66%
Other borrowings	951	34	4.80%	1,094	40	4.86%
FHLB advances	73,308	1,091	1.98%	110,009	1,342	1.63%
Junior subordinated debentures	44,761	2,048	6.11%	28,682	1,137	5.29%
Total interest-bearing liabilities	$1,202,459	$19,849	2.20%	$1,217,064	$15,895	1.74%

Non-interest bearing deposits	103,239			98,393
Other liabilities	12,831			8,415
Total liabilities	$1,318,529			$1,323,872

Shareholders' equity	160,296			144,979
Total liabilities and equity	$1,478,825			$1,468,851

Net interest income		$31,244			$31,212
Interest rate spread (3)			2.60%			2.66%
Net interest margin (4)			2.94%			2.92%
Ratio of interest-earning assets to interest -bearing liabilities	1.18			1.17
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2019 v. 2018
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$42	$(214)	$(172)
Loans	4,479	(4,562)	(83)
Federal funds sold and interest-bearing deposits with banks	148	215	363
Total interest income	4,669	(4,561)	108
Interest Expense:
Savings, NOW, money market and interest checking	189	180	369
Time deposits	539	(314)	225
Other borrowings	-	(1)	(1)
FHLB advances	54	(218)	(164)
Junior subordinated debentures	30	1	31
Total interest expense	812	(352)	460
Net interest income	$3,857	$(4,209)	$(352)

	Nine Months Ended September 30, 2019 v. 2018
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$361	$302	$663
Loans	3,509	(664)	2,845
Federal funds sold and interest-bearing deposits with banks	534	(56)	478
Total interest income	4,404	(418)	3,986
Interest Expense:
Savings, NOW, money market and interest checking	1,266	326	1,592
Time deposits	2,080	(372)	1,708
Other borrowings	(1)	(5)	(6)
FHLB advances	487	(738)	(251)
Junior subordinated debentures	143	768	911
Total interest expense	3,975	(21)	3,954
Net interest income	$429	$(397)	$32

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a credit to the provision for loan losses of $1.2 million for the three months ended September 30, 2019 compared to a provision expense of $1.0 million for the three months ended September 30, 2018.  The credit provision is directly related to the decrease in the volume of our dairy loan portfolio as the result of the $42.1 million increase in loan participations during the third quarter of 2019 and the upgrade of $26.1 million of substandard performing and special mention loans to the watch risk category which came as the result of improved interim financial results derived from improved milk prices and operating efficiencies.  These upgrades lowered the inherent risk of the loan portfolio and resulted in a decreased allowance for loan loss.

For the nine months ended September 30, 2019, the provision for loan losses was $0.5 million compared to $1.6 million for the nine months ended September 30, 2018, primarily as the result of a decrease in the volume of our loan portfolio and credit upgrades discussed above, which were partially offset by $1.9 million in net charge-offs that took place during the first nine months of 2019 compared to $1.3 million in net recoveries during the first nine months of 2018.

The specific reserve related to impaired loans was $4.0 million at September 30, 2019, which was an increase of $0.3 million, or 9.6%, from December 31, 2018.  Substandard loans increased $5.0 million, or 8.8%, from $56.8 million at December 31, 2018 to $61.7 million at September 30, 2019.  The increase in substandard loans was the result of the prolonged strain of Wisconsin’s agricultural economy; however, the decrease in the specific reserve is the result of increased collateral values, due in part to the improved class III milk prices. There was a 7.8% increase in the 12-month future price of class III milk on the Chicago Mercantile Exchange since December 31, 2018.  Despite the recent increase in class III milk prices, we anticipate some additional stress in our agricultural portfolio will continue throughout 2019 due to the length of the depressed prices that our agricultural borrowers endured; however, management believes this increased risk is adequately captured by the existing agriculture qualitative factors in our allowance for loan losses methodology.  We are actively managing these credits, and we are optimistic about the industry’s outlook.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.   Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $15.1 million, or 1.39% of total loans, was appropriate as of September 30, 2019.  This is compared to an allowance for loan losses of $16.1 million, or 1.34% of total loans, at September 30, 2018, and $16.5 million, or 1.37% of total loans, at December 31, 2018.

Non-Interest Income

Non-interest income for the three months ended September 30, 2019 increased by 87.0% to $4.0 million from $2.2 million for the three months ended September 30, 2018.  The $1.8 million increase was primarily the result of $41.2 million in loan participations that we completed during the third quarter of 2019, as well as the continued reduction in the valuation allowance on the loan servicing rights portfolio which combined to result in an increase of $1.8 million of loan servicing right origination, which are included in loan servicing fees in our consolidated statement of operations.  The reduction of the valuation allowance is expected to continue throughout the fourth quarter of 2019.

For the nine months ended September 30, 2019, non-interest income increased $3.2 million, or 48.5%, to $9.7 million from $6.5 million for the nine months ended September 30, 2018, primarily as a result of the increased loan servicing fees and loan servicing right origination related to $75.6 million of additional loans that were sold or participated since December 31, 2018, and the reduction to the valuation allowance in the loan servicing rights portfolio discussed above.  During the second quarter of 2019, the sale of securities available-for-sale resulted in a $0.3 million gain, and during the first quarter of 2019, the Company eliminated the allowance for unused commitments of $0.5 million after concluding that there was no longer sufficient evidence of credit loss inherent in these commitments to substantiate the necessity of this reserve.  The elimination of this reserve resulted in an increase of other non-interest income.  The Company will continue to evaluate credit risk on these off-balance sheet commitments going forward and make appropriate adjustments to an allowance as necessary.

The following table reflects the components of non-interest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Service charges	$348	$394	$1,108	$1,204
Gain on sale of loans, net	87	41	112	118
Loan servicing fees	1,677	1,521	4,759	4,459
Loan servicing right origination	1,741	(46)	2,315	91
Income on other real estate owned	10	96	76	173
Gain on sale of securities	—	—	341	—
Other	171	151	960	468
Total non-interest income	$4,034	$2,157	$9,671	$6,513

Non-Interest Expense

Non-interest expense increased 9.2% for the three months ended September 30, 2019 to $7.7 million compared to $7.0 million for the three months ended September 30, 2018. The increase is primarily the result of a $0.3 million increase in employee compensation and benefits primarily as a result of an additional accrual for incentive compensation related to anticipated current year financial results.  The additional employee compensation and benefits was partially offset by a $0.2 million small bank assessment credit received from the FDIC, which reduced other non-interest expense.  This credit was awarded to banks with total assets of less than $10 billion due to the FDIC’s reserve fund exceeding its target balance, and the remainder of the credit is anticipated to be received in the fourth quarter of 2019.  The quarter-over-quarter increase in non-interest expense was also due in part to a $0.2 million loss on the sale of an OREO property during the third quarter of 2019 and small increases in information processing, professional fees, and business development.

For the nine months ended September 30, 2019, non-interest expense increased by $1.7 million, or 8.1%, to $22.4 million from $20.7 million for the nine months ended September 30, 2018. In addition to the items noted above, the increase was primarily due to increased occupancy costs related to our new headquarters that was purchased in May 2018 and increased employee compensation and benefits related to a 24.1% increase in the premium cost of employee benefits and increased information processing expenses related to technology initiatives the Company has undertaken.

The following table reflects the components of our non-interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Employee compensation and benefits	$4,735	$4,394	$13,416	$12,726
Occupancy	313	332	985	814
Information processing	683	529	1,837	1,523
Professional fees	483	351	1,299	1,025
Business development	351	258	1,023	817
Other real estate owned expenses	57	46	229	338
Write-down of other real estate owned	—	81	250	185
Net loss (gain) on other real estate owned	160	(28)	33	(177)
Depreciation and amortization	319	302	984	940
Other	567	758	2,363	2,554
Total non-interest expense	$7,668	$7,023	$22,419	$20,745

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

Income tax expense for the three months ended September 30, 2019 and 2018, was $2.0 million and $1.2 million, respectively, which represents an effective tax rate of 26.9% and 25.9%, respectively.  Income tax expense for the nine months ended September 30, 2019 and 2018, was $4.8 million and $3.9 million, respectively, which represents an effective tax rate of 27.0% and 25.6%, respectively.  The increase in the effective tax rates for the 2019 periods compared to the 2018 periods was primarily the result of the exercise of stock options that resulted in additional tax deductions in 2018.  The stock option exercises during 2019 had an immaterial effect on the current year tax calculation.

Financial Condition

Total assets decreased $106.1 million, or 7.0%, from December 31, 2018 to $1.4 billion at September 30, 2019.  Total loans decreased by $126.5 million, or 10.5%, since December 31, 2018 primarily as the result of normal pay-downs and an increase of $75.6 million in loan sales and participations.

Total liabilities decreased $122.5 million, or 9.0%, from $1.4 billion at December 31, 2018 to $1.2 billion at September 30, 2019.  This decrease was primarily attributed to a decrease in brokered deposits and national certificates of deposits of $144.4 million and a pay-down of $45.0 million in FHLB borrowings in the first nine months of 2019.  This decrease in wholesale funding was partially offset by an increase of $63.8 million, or 8.5%, in client deposits, defined as demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit since December 31, 2018.

Shareholders’ equity increased $16.5 million, or 10.8%, to $168.8 million at September 30, 2019 from $152.3 million at December 31, 2018.  This increase was due primarily to net income for the nine months ended September 30, 2019 of $13.1 million and a $5.2 million tax-effected increase to the fair market value of the investment portfolio to increase accumulated other comprehensive income, which was partially offset by the payment of $1.4 million of dividends on common and preferred stock during the nine months ended September 30, 2019.

Net Loans

Total net loans decreased by $125.1 million, or 10.5%, to $1.0 billion at September 30, 2019 from December 31, 2018.  This decrease was driven primarily by normal pay-downs and an increase of $75.6 million of loan sales and participations that took place during the first nine months of 2019.  The proceeds from the loan sales and participations were used to pay-off some brokered and national time deposits and reduce our reliance on wholesale funding, which is a long-term strategy of the Company.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$673,742	62.4%	$724,508	60.0%
Commercial real estate loans	256,919	23.8%	299,212	24.8%
Commercial loans	103,213	9.5%	116,460	9.7%
Residential real estate loans	46,670	4.3%	66,843	5.5%
Installment and consumer other	223	0.0%	272	0.0%
Total gross loans	$1,080,767	100.0%	$1,207,295	100.0%
Allowance for loan losses	(15,065)		(16,505)
Loans, net	$1,065,702		$1,190,790

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

We continually refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us. We mitigate this risk by actively using government guarantee programs.  15.1% of our substandard loans are partially guaranteed by the U.S. Farm Services Agency (“FSA”) or the U.S. Small Business Administration (“SBA”).  The amount of the guarantee can range from 80% to 95% of unpaid principal for FSA guaranteed loans and 50% to 85% for SBA guaranteed loans.

At September 30, 2019 and December 31, 2018, the allowance for loan losses was $15.1 million and $16.5 million, respectively, which resulted in a ratio of the allowance to total loans of 1.39% and 1.37%, respectively.  The overall increase in the allowance for loan losses as a percentage of total loans was primarily a result of a lower loan balances at September 30, 2019.  During the first nine months of 2019, the Company charged off $3.6 million in loans, which was offset in part by $1.7 million in recoveries of previously charged off loans.  Of the $3.6 million in charge-offs during the first nine months of 2019, a $2.2 million charge-off occurred in the second quarter of 2019 that was tied to a single commercial real estate customer in rural Wisconsin that its lost anchor tenant when a regional department store for filed bankruptcy and discontinued operations.

Charge-offs and recoveries by loan category for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Balance, beginning of period	$16,258	$15,129	$16,505	$13,247
Loans charged off:
Agriculture loans	54	—	54	—
Commercial real estate loans	1	—	2,625	42
Commercial loans	—	—	960	—
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total loans charged off	$55	$—	$3,639	$42
Recoveries:
Agriculture loans	1	—	16	1
Commercial real estate loans	15	10	1,607	1,261
Commercial loans	—	11	102	52
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	1
Total recoveries	16	21	1,725	1,315
Net loans charged off (recovered)	$39	$(21)	$1,914	$(1,273)
Provision for loan losses	(1,154)	993	474	1,623
Allowance for loan losses, end of period	$15,065	$16,143	$15,065	$16,143

Selected loan quality ratios:
Net charge offs (recoveries) to average loans	0.00%	0.00%	0.16%	(0.11)%
Allowance for loan losses to total loans (end of period)	1.39%	1.34%	1.39%	1.34%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	30.56%	40.62%	30.56%	40.62%

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

Information about the loan servicing portfolio is shown below:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Total loans	$1,080,767	$1,207,295
Less: Nonqualified loan sales included below	(800)	(827)
Loans serviced:
Agricultural	679,503	623,725
Commercial	50,592	35,832
Commercial real estate	6,728	1,700
Total loans serviced	736,823	661,257
Total loans and loans serviced	$1,816,790	$1,867,725

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities and U.S. treasury securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $155.0 million at September 30, 2019 from $195.9 million at December 31, 2018.  During the nine months ended September 30, 2019, we recognized unrealized holding gains of $5.2 million before income taxes through other comprehensive income.

During the nine months ended September 30, 2019, $29.4 million of municipal securities were sold resulting in a pre-tax gain of $0.3 million.  There were no security sales during the nine months ended September 30, 2018.

The following table sets forth the amortized cost and fair values of our securities portfolio at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
U.S. government and agency securities	$3,617	$3,583	$4,368	$4,331
U.S. treasury securities	2,499	2,507	2,497	2,491
Municipal securities	—	—	34,985	34,520
Mortgage-backed securities	144,700	148,872	157,147	154,603
Total available for sale	$150,816	$154,962	$198,997	$195,945

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

Deposits decreased $80.6 million, or 6.6%, from December 31, 2018 to $1.1 billion at September 30, 2019, primarily as a result of a $144.4 million decrease in brokered deposits and national time deposits since December 31, 2018, partially offset by a $63.8 million increase in client deposit (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) generation.

Reducing our reliance on wholesale funding is a key strategic focus for the Company for 2019.  Brokered deposits and national certificates of deposit at September 30, 2019 were $324.5 million, which was a decrease of $144.4 million, or 30.8%, from December 31, 2018, and a decrease of $166.2 million, or 33.9%, from September 30, 2018.  In addition to the reduction in brokered deposits and national certificates of deposit in the first nine months of 2019, we also decreased FHLB borrowings by $45.0 million since December 31, 2018.

As of September 30, 2019 and December 31, 2018, the distribution by type of deposit account was as follows:

	September 30, 2019		December 31, 2018
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$117,224	10.3%	$121,436	9.9%
NOW accounts and interest checking	56,637	5.0%	51,779	4.2%
Savings	6,980	0.6%	5,770	0.5%
Money market accounts	248,608	21.8%	218,929	18.0%
Certificates of deposit	388,760	34.0%	356,484	29.1%
Brokered deposits	118,070	10.3%	308,504	25.2%
National time deposits	206,474	18.0%	160,445	13.1%
Total deposits	$1,142,753	100.0%	$1,223,347	100.0%

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

As of September 30, 2019, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss (gain) of $1.6 million and ($0.2) million was recognized in accumulated other comprehensive income during the nine months ended September 30, 2019 and 2018, respectively, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.

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

At September 30, 2019, advances from the FHLB were $44.4 million compared to $89.4 million at December 31, 2018.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago.  The Company also has a credit agreement with U.S. Bank National Association for a $10.0 million revolving line of credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line of credit also bears a non-usage fee of 0.275% per annum.  The line of credit did not have an outstanding balance as of September 30, 2019.

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $13.9 million and $8.3 million for the nine months ended September 30, 2019 and 2018, respectively.  Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $172.6 million and ($131.9) million for the nine months ended September 30, 2019 and 2018, respectively.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was ($126.8) million and $106.8 million for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $199.0 million, or 13.78% of adjusted average total assets, which is above the minimum level to be well-capitalized of $72.2 million, or 5.0% of adjusted average total assets, and total risk-based capital of $213.9 million, or 17.85% of risk-weighted assets, which is above the minimum level to be well-capitalized of $119.8 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At September 30, 2019, there were $111.3 million of retained earnings available for the payment of dividends by the Bank to the Company, but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, there were no other significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning September 30, 2019 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$55,800	29.47%	$54,400	24.77%
+200 bps	49,400	14.62%	48,900	12.16%
+100 bps	46,200	7.19%	46,200	5.96%
Base	43,100	0.00%	43,600	0.00%
-100 bps	39,900	(7.42)%	40,300	(7.57)%
-200 bps	35,300	(18.10)%	34,000	(22.02)%

As of September 30, 2019, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities or repurchase any shares of its common stock during the quarter ended September 30, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment to Credit Agreement, dated as of September 25, 2019, by and between County Bancorp, Inc. and U.S. Bank National Association (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: November 7, 2019	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: November 7, 2019	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)