Form 10-K
period 2019-12-31
County Bancorp, Inc.
filed 2020-03-13
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-36808

COUNTY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1850431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 S. 44th Street, Manitowoc, WI	54221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 686-9998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ICBK	Nasdaq Global Market

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

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $89,844,369

As of March 13, 2020, 6,507,268 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of County Bancorp, Inc. for its 2020 annual meeting of shareholders are incorporated by reference into Part III hereof to the extent indicated in such Part.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

2019 FORM 10-K

PART I

ITEM 1. BUSINESS

General

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly owned subsidiary bank, Investors Community Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2019, we had total assets of approximately $1.4 billion. For additional financial information, see our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Investors Community Bank

Investors Community Bank is a Wisconsin state bank originally chartered in 1997, and headquartered in Manitowoc, Wisconsin. The Bank is an independent community bank offering a full range of financial services focusing on the needs of agricultural businesses statewide, with a primary focus on dairy-related lending.  Our customers are served from our full-service branches in Manitowoc, Appleton, Green Bay, and Stevens Point, and our loan production offices in Darlington, Eau Claire, Fond du Lac, and Sheboygan.

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

Corporate Governance Matters

We maintain a website at www.investorscommunitybank.com. We make available through the Investor Relations link on that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and proxy statements as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).  The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Market

Our agricultural banking business, which is primarily dairy-related, extends throughout Wisconsin.  We had lending relationships in 56 of the state’s 72 counties as of December 31, 2019. We also serve business customers throughout Wisconsin with a focus on northeastern and central Wisconsin.

The economy in Wisconsin represents a diverse range of industries, including manufacturing, trade, agriculture, professional and business services, finance and insurance, and government industries.  According to the Bureau of Economic Analysis, the broader Wisconsin economy is growing at a pace on par with that of the United States as a whole, and the overall unemployment rate was below the national rate of unemployment for all of 2019.

Dairy-related business lending has proven to be a source of stability and steady growth for both the Bank and the state of Wisconsin. The economic impact of the dairy industry on Wisconsin is significant. According to a 2018 report from the Wisconsin Department of Agriculture, Trade, and Consumer Protection, as part of the overall Wisconsin $104.8 billion agricultural economy, the dairy sector contributed $45.6 billion of revenue to the state’s economy. According to the National Ag Statistics Service of the United States Department of Agriculture (“USDA”), Wisconsin produces over 30 billion pounds of milk per year.  While consumer tastes have led to a reduction of fluid milk consumption over the past decade, overall U.S consumption of dairy products in total have risen 6.8% from 2008 to 2018.  We believe the available customer base, the increasing demand for agricultural products and changing agricultural industry dynamics will continue to drive the need for agricultural banking services. Furthermore, the broader business banking environment in Wisconsin continues to grow. We believe the Bank is well positioned to continue serving the banking needs of agricultural and business banking customers throughout Wisconsin.

Our Products and Services

The Bank provides a wide range of consumer and commercial banking services to individuals, businesses, and industries. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, mobile banking, internet banking, remote merchant deposit capture, cash management services, safe deposit services, credit cards, debit cards, direct deposits, notary services, night depository, cashier’s checks, drive-in tellers, banking by mail, and certain consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial loans as well as loans secured by residential and commercial real estate, and issues stand-by letters of credit. The Bank provides access to ATM cards and is a member of the Pulse and Cirrus ATM networks, thereby enabling customers to utilize the convenience of ATM access nationwide and internationally.

The revenues of the Bank are primarily derived from interest on loans and fees received in connection with loans, interest and dividends on its investment securities, and non-interest income primarily generated from loan sales and loan servicing rights. The principal sources of funds for the Bank’s lending activities are deposits (primarily consumer deposits and brokered deposits), loan repayments, and income on and proceeds from the sale of investment securities. The Bank’s principal expenses are interest paid on deposits and operating and general administrative expenses. The Bank also generates non-interest income from Investors Insurance Services, LLC.

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

Lending Activities

Loans

A significant source of our revenues is the interest earned on the Bank’s loan portfolio.  At December 31, 2019, our total assets were $1.4 billion and our total loans were $1.0 billion, or 75.1% of total assets.  At December 31, 2018, our total assets were $1.5 billion and our total loans were $1.2 billion, or 79.4% of total assets.  The decrease in total loans from December 31, 2018 to December 31, 2019 was $171.5 million, or 14.2%.  For the periods indicated below, the net change in total loans (excluding the allowance for loan losses) was as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Total loans:
Balance, beginning of period	$1,207,295	$1,148,951	$1,030,486
Loan originations, net of repayments	(70,798)	126,319	149,201
Less: Loans sold, net of repayments	(90,481)	(60,591)	(23,702)
Less: Loans charged-off, net	(3,928)	(1,280)	(1,904)
Less: Transfers to other real estate owned	(6,315)	(6,104)	(5,130)
Balance, end of period	$1,035,773	$1,207,295	$1,148,951

For more information about our loan portfolio, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2019 and 2018 —Net Loans.”

Lending activities are conducted pursuant to a written policy adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type, size, and risk classification, must be reviewed and approved by the management loan committee or the board loan committee.

Loan Portfolio Concentrations

Although our loan portfolio is concentrated in agricultural loans, which is heavily dependent on the dairy industry, there are a number of mitigating factors to this concentration risk. First, our farm customers are diversified geographically throughout the state of Wisconsin and Southeast Minnesota, which we believe helps mitigate the weather-related risk impacting feed availability and cost. Secondly, the USDA provides government support for a number of insurance-type products that dairy producers can purchase, which we believe substantially mitigate weather and pricing risks for crops and pricing risks for milk. The availability of these types of products in addition to the ability to use the futures markets to hedge both milk price and feed cost brings some additional stability and predictability to the cash flows of farmers.

We originate and maintain large credit relationships with a number of customers in the ordinary course of our business. We have established a formal, internal lending limit on loans to one borrower of $8 million, which is significantly lower than our legal lending limit of approximately $37.8 million as of December 31, 2019. Exceptions to this internal limit may be approved by the Bank’s board of directors in the case of particularly strong credits. As of December 31, 2019, 14 relationships exceeded our internal lending limit with total combined credit risk exposure of $149.6 million, or 69% of total risk-based capital, and seven of these relationships exceeded $10 million, with the largest being $17.4 million.

Loan Underwriting

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. We believe an important measurement for monitoring overall credit quality of our loan portfolio is the ratio of non-performing assets to total assets as nonperforming loans may ultimately progress to other real estate owned (“OREO”). Accordingly, the initial underwriting of loans is vital. Our ratios of non-performing assets to total assets as of December 31, 2019, December 31, 2018, and December 31, 2017 were 2.65%, 1.94%, and 1.15%, respectively. We have customized our loan underwriting to reflect the risks that are specific to each product type as described below.

Agricultural Lending. Our agricultural banking team consists of bankers who all grew up on farms in Wisconsin and Minnesota, which provides a solid understanding of the nuances of the industry. As of the date of this filing, we have twelve agricultural banking officers driving the relationships with our customers, as well as five crop insurance sales representatives. Our philosophy is to bring the Bank to the customer, and most contacts are made on the farm. We believe the deep relationships our team has with our agricultural customers, and the value each team member provides given his or her strong agricultural roots, create a barrier to entry for our competitors. We believe this regular personal contact with our customers provides a high level of service and allows our bankers to monitor our credits more effectively.

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

Residential Real Estate Lending and Consumer Lending. At this time, we do not originate consumer, personal, and residential real estate loans; however, we do continue to service legacy loans. These loans are most often collateralized by primary residences, secondary residences, automobiles and recreational vehicles. Consumer loans are priced at prevailing market rates and are made to the individuals responsible for making the scheduled payments. Consumer and personal loans generally have a term of five years or less, with amortizations that match the useful life of the assets being financed. Consumer loans represented less than 0.1% of our overall loan portfolio as of December 31, 2019.

Concentrations. Loan concentrations are defined as amounts loaned to multiple borrowers engaged in similar activities that could cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2019, 2018, and 2017, there was a concentration of agricultural real estate and agricultural production loans, which together comprised approximately 63.7%, 60.0%, and 59.7% of our loan portfolio on such dates, respectively.  There was also a concentration of commercial real estate loans at December 31, 2017, which comprised approximately 25.5%, of our loan portfolio on such date.  Other than as previously described, there were no concentrations of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 25% of total loans at December 31, 2019, 2018, or 2017.

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

Loan Servicing

As part of our growth and risk management strategy, we have actively developed a loan participation and loan sales network. Our ability to sell loan participations and whole loans benefits us by freeing up capital and funding to lend to new customers, but because we continue to service these loans, we are able to maintain a relationship with the customer. Additionally, we typically earn a gain on the sale of loans and receive a servicing fee that generally exceeds the cost of administering the loan and maintaining the customer relationship.

For more information about our loan servicing, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2019 and 2018 —Loan Servicing.”

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

Loans on nonaccrual status, OREO, and certain other related information was as follows as of the dates indicated:

	As of December 31,
	2019		2018		2017
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(dollars in thousands)
Total loans on nonaccrual status	$30,968	2.99%	$22,983	2.00%	$11,559	1.01%
Other real estate owned (1)	5,521	0.53%	6,568	0.57%	4,565	0.40%
Total non-performing assets	$36,489	3.52%	$29,551	2.57%	$16,124	1.40%
Loans past due 30-89 days	$1,876	0.18%	$1,429	0.12%	$1,540	0.13%
As a percent of total assets:
Total non-performing loans		2.25%		1.64%		0.83%
Total non-performing assets		2.65%		1.94%		1.15%
Allowance for loan losses as a percent of:
Total assets		1.11%		1.09%		0.95%
Non-performing loans		49.30%		71.81%		114.60%

(1)	2017 excludes $0.4 million of bank property transferred from premises and equipment that qualifies as OREO but which is not considered a non-performing asset.

At December 31, 2019, loans 30 to 89 days delinquent consisted of seven customer relationships, which totaled $1.9 million. Management continually evaluates the collectability of its non-performing loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off, and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of non-performing and past-due loans, and changes in the size and composition of the loan portfolio.

Provision for loan losses for the years ended December 31, 2019, 2018, and 2017, totaled $0.4 million, $3.2 million, and $2.3 million, respectively. For the year ended December 31, 2019, net loans charged off totaled $1.7 million.  For the year ended December 31, 2018, net loans recovered totaled $63 thousand, and for the year ended December 31, 2017 net loans charged off totaled $1.7 million.  At December 31, 2019, 2018, and 2017, we had non-performing loans (i.e., nonaccrual loans and loans 90 days or more past due) of $31.0 million, $23.0 million, and $11.6 million, respectively, and the allowance for loan loss was $15.3 million, $16.5 million, and $13.2 million at December, 31, 2019, 2018, and 2017, respectively.  Considering the nature of our loan portfolio, management believed that the allowance for loan losses at December 31, 2019 was adequate.

For more information about our allowance for loan losses, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended  December 31, 2019 and 2018 —Allowance for Loan Losses.”

Deposit Activities

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. As of December 31, 2019, 2018, and 2017, the distribution by type of deposit accounts was as follows:

	As of December 31,
	2019		2018		2017
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Certificates of deposit	$375,100	34.0%	$356,484	29.2%	$302,004	27.2%
National time deposits	99,485	9.0%	160,445	13.1%	142,391	12.8%
Brokered deposits	166,340	15.1%	308,504	25.2%	282,616	25.5%
Money market accounts	247,828	22.5%	218,929	17.9%	199,118	18.0%
Demand, noninterest-bearing	138,489	12.6%	121,436	9.9%	125,584	11.3%
NOW accounts and interest checking	67,805	6.2%	51,779	4.2%	51,613	4.6%
Savings	6,395	0.6%	5,770	0.5%	6,751	0.6%
Total deposits	$1,101,442	100.0%	$1,223,347	100.0%	$1,110,077	100.0%

Our deposits decreased during 2019 by 10.0% primarily due to Company’s focused effort to increase client deposits and decrease the reliance on brokered and national funding.  Our deposits during 2018 increased 10.2% primarily as a result of increases in money market accounts and time and brokered deposits.

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

FDIC regulations limit the ability of certain insured depository institutions under certain conditions to accept, renew, or roll over brokered deposits at rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  As of December 31, 2019, 2018, and 2017, the Bank met the definition of a “well capitalized” depository institution.

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

In addition, many of our non-bank competitors, such as financial technology (fintech) companies, are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. There is no assurance that increased competition from other financial institutions will not have an adverse effect on our operations.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by our officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and locations of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.  Based on data from the FDIC, as of June 30, 2019 (the most recent data available), the Bank held 40.6% of deposits in Manitowoc County, 10.5% in Portage County, 3.9% in Outagamie County, and 1.1% in Brown County.

Employees

At March 1, 2020, we had 150 full-time employees and 24 part-time employees.  Our employees are not represented by a collective bargaining unit.  We consider our relations with our employees to be excellent.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase.  However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (Regulatory Relief Act) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards that are meaningfully more stringent than those in place previously.

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

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule (see “—BHC Capital Requirements” in the description of the Company below) and certain qualifying community banking organizations that may elect a simplified framework (which the Bank has not done.)

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

The Basel III Rule requires minimum capital ratios as follows:

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the FDIC, in order to be well‑capitalized, a banking organization must maintain:

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

As of December 31, 2019: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. The Bank is also in compliance with the capital conservation buffer of greater than 2.5 percent.

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

Community Bank Capital Simplification.  Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided an “off-ramp” for institutions, like the Bank, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Bank may elect the CBLR framework at any time but has not currently determined to do so.

Regulation and Supervision of the Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.

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

BHC Capital Requirements. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, holding companies with less than $3 billion in total assets are exempt from the Basel III consolidated capital requirements, as long as their pro forma consolidated assets remain under $3 billion and as long as they do not engage in significant nonbanking activities, conduct significant off-balance sheet activities or have a material amount of debt or equity securities registered with the SEC.  As of the date of this filing, the Federal Reserve has not requested that the Company report consolidated regulatory capital and has indicated that the Company is considered well-capitalized.

Dividend Payments. The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Wisconsin corporation, the Company is subject to the limitations of Wisconsin law, which allows it to pay dividends unless, after giving it effect, any of the following would occur: (i) the Company would not be able to pay the Company’s debts as they become due in the usual course of business or (ii) the total assets would be less than the sum of its total liabilities plus any amount that would be needed if the Company were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36 percent as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35 percent.  As a result, the FDIC is providing assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35 percent, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

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

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank.  Under Wisconsin law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount they consider expedient. The board of directors must provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the division.  The FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain greater than 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer.  See “—The Role of Capital” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The agencies identified key risk themes for 2020 as:  (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks;  (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong;  (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities.  The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require The Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all business lines and geographic locations.

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

Transaction Account Reserves.  Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

As of December 31, 2019, the Bank did not exceed these guidelines.

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

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	adverse changes in the economic conditions of our market area and of the agriculture market generally, dairy in particular;
•	adverse changes in the financial services industry and national and local real estate markets (including real estate values);
•	competition among depository and other financial institutions, as well as fintech companies and other non-traditional competitors;
•	risks related to a high concentration of dairy-related collateral located in our market area;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and the sufficiency of our allowance for loan losses and provision for loan losses;
•

the failure of assumptions and estimates underlying the establishment of allowances for loan losses, including the effects of the implementation of the Current Expected Credit Loss (CECL) accounting standard, and estimation of values of collateral and various financial assets and liabilities;

•	interest rate risks associated with our business;
•	fluctuations in the values of the securities held in our securities portfolio;
•

changes in U.S. monetary and fiscal policies, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity, our net interest margin, our funding sources and the value of our assets and liabilities;

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

•	our ability to successfully enter new markets, capitalize on growth opportunities, execute or strategic plan, and manage our growth;
•	any negative perception of our reputation or financial strength;
•	our ability to raise additional capital on acceptable terms when needed;
•

changes in laws or government regulations or policies affecting financial institutions, including changes in banking, consumer protection, securities, trade, and tax laws and regulations, and any increased costs of compliance with such laws and regulations;

•	changes in accounting policies and practices, such as the implementation of the CECL accounting standard;
•	our ability to attract and retain key members of our senior management team;
•	our ability to successfully manage liquidity risk;
•	the effectiveness of our risk management framework;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of the London Interbank Offered Rate (“LIBOR”);

•

the extensive regulatory framework that applies to us and our compliance with governmental and regulatory requirements, including the Dodd‑Frank Act, the Basel III Rule and others relating to banking, consumer protection, securities and tax matters;

•	rapid technological change in the financial services industry;
•	the effects of severe weather, natural disasters, acts of war or terrorism, widespread disease or pandemics, and other external events;
•	the impact of any claims, legal actions, litigation, and other legal proceedings and regulatory actions against us, including any effect on our reputation;
•	the effect of tariffs, trade agreements, and other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and
•	each of the factors and risks identified in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K.

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

We primarily concentrate our lending activities in the state of Wisconsin, which has a significant agricultural economy. Historically, our senior management’s primary business lending experience has been in agricultural lending, with a specific expertise in and focus on dairy and dairy-related businesses. Although we attempt to maintain a diversified customer base and a diversified loan portfolio, we are more heavily dependent upon the agricultural economy than a typical commercial bank. At December 31, 2019, agricultural loans comprised $659.7 million, or approximately 63.7%, of our total loan portfolio, and the Bank also serviced an additional $751.7 million of agricultural and commercial loans, which generated approximately $10.0 million of servicing fee income during 2019.

The agricultural economy is subject to certain risks that are either inherently volatile or are beyond our ability, or the ability of farmers or other participants in the agricultural economy, to predict or control. Some of these risks include, but are not limited to:

•

Market Prices. Agricultural markets are sensitive to real and perceived changes in supply and demand of agricultural products, and given that approximately 83% of our agricultural lending is to dairy farms, the credit quality of a substantial portion of our loan portfolio is closely related to the performance of, and supply and demand in, this sub-sector of the agricultural market. For example, the success of a dairy operation hinges in large part on the cost of feed and the price of milk. When feed costs are high and milk prices are low, it places a strain on our dairy borrowers’ business, which may impair their ability to repay their outstanding loans to us.

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

•

Changing Consumer Preferences.  The business of dairy farms and dairy-related borrowers is subject to changing consumer preferences and nutritional and health-related concerns.  Periodically, medical and other studies are released which raise concerns over the healthfulness of cow’s milk in the human diet.  As a result of studies or other cultural influences, the dairy industry could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium and lactose content of such products, which could reduce demand for dairy products and negatively affect dairy-related revenue.  In addition, the introduction and rising popularity of dairy-free alternatives to milk, such as almond, soy and oat beverages, could reduce the demand for dairy products and thereby reduce revenues for dairy farmers.

•

Weather-Related Risks. Severe weather, including such things as drought, hail, excessive rain or other natural disasters, could impact the quantity and quality of crops and of feed necessary to support our borrowers’ dairy operations and, in turn, increase their expenses. If significant adverse weather-related events occur, it could impair the ability of borrowers to repay outstanding loans or impair the value of collateral securing loans due to significant property damage, which could either result in loss of revenue or cause us to incur additional expenses.

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

•

Effects of Bankruptcies of Major Dairies.  In November 2019, Dean Foods, the largest milk producer in the United States, filed for Chapter 11 bankruptcy.  In January 2020, Borden Dairy Co. also filed for Chapter 11 bankruptcy.  These companies cited the rising cost of raw milk and changes in consumer preferences as contributors to the bankruptcies.  The effect of the disruption to the dairy industry caused by these bankruptcies, and the correlating effect on our dairy farm and dairy-related borrowers, is uncertain.

Our focus on local markets and agricultural lending creates credit concentration risks.

Credit risk is primarily related to the risk that a borrower will not be able to repay some or all of its obligations to us. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related markets, industries or groups, represents a relatively large percentage of the total capital or total credit extended by a bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to a more diversified group of borrowers. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups, or that are located in the same market area, can all be adversely impacted with respect to their ability to repay some or all of their obligations when adverse conditions prevail in the broader economy generally, in the market specifically or even within just the respective industries or groups.

Our lending is primarily to borrowers located or doing business in Wisconsin. Furthermore, at December 31, 2019, we had certain loan-type concentrations of credit risk, specifically in agricultural lending, which are described in more detail in the section of this Form 10-K entitled “Item 1 - Business—Lending Activities” and “Item 1 - Business—General—Market.” Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent upon agriculture, we could be disproportionately affected by changes in the agricultural industry relative to others because these high concentrations present a risk to our lending operations. If any of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans, our allowance for loan losses, and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

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

We operate as a community-oriented business bank, with a focus on servicing both business customers and individuals in our market areas, which include our headquarters in Manitowoc, full-service branches in Appleton, Green Bay, and Stevens Point, and a loan production office in each of Darlington, Eau Claire, Fond du Lac, and Sheboygan. Although we have a primary focus on agricultural and business banking, future growth opportunities will depend largely on market area penetration, market area growth and our ability to compete for traditional banking business within our market areas. We anticipate that as a result of this concentration, a downturn in the general economy in our market areas, including Wisconsin specifically, could increase the risk of loss associated with our loan portfolio. Although economic conditions in our markets have been generally strong, there can be no assurance that such conditions will continue to prevail.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic, growth, business activity or investor or business confidence; limitations on the availability of increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors.

Volatility in commodity prices may adversely affect our financial condition and results of operations.

At December 31, 2019, approximately 63.7% of our total loan portfolio was comprised of agricultural loans. Volatility in certain commodity prices, including milk, could adversely impact the ability of those borrowers to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated. For the 17-year period ended December 31, 2019, the per-year average Class III milk price (a weighted average price of all uses of milk in a particular milk order) in the United States paid to producers has ranged from an average low price of $11.36 per hundredweight (cwt) in 2009 to an average high price of $22.34 per cwt in 2014, according to the University of Wisconsin - Madison.  During 2019, the Class III milk price was an average of $16.96 per cwt.  “Hundredweight” or “cwt” is a measure equal to 100 pounds of milk shipped.  A decrease in milk prices may result in an increase in the number of non-performing loans in our agricultural portfolio, which could have a material adverse effect on our financial condition, earnings and capital.

Changes in U.S. trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

There have been changes in and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico, and retaliatory tariffs by such countries, including retaliatory tariffs on agricultural products from the United States. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed and may be imposed in the future by these and other countries.  Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products and dairy products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer’s margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.  In 2018, the United States, Canada and Mexico agreed to a new trade deal, the United States Mexico Canada Agreement (USMCA) to replace the North American Free Trade Agreement. The USMCA contains provisions giving dairy products from the United States access to Canada’s dairy market.  The USMCA was ratified by Mexico in June 2019 and by the United States in January 2020, but it is still subject to ratification by Canada and will not go into effect until after it is ratified by Canada.  It is not certain if or when Canada will ratify the USMCA and, as a result, if or when the USMCA will go into effect. The full impact of the USMCA on us, our customers and on the economic conditions in Wisconsin is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

Our business is significantly dependent on the real estate markets where we operate, as a large portion of our loan portfolio is secured by real estate.

At December 31, 2019, approximately 59.6% of our aggregate loan portfolio, comprising our agriculture real estate loans (including agricultural construction loans), commercial real estate loans and residential real estate loans, was primarily secured by interests in real estate predominantly located in Wisconsin.  Additionally, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in Wisconsin may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside our control and the control of our borrowers, including national and local economic conditions generally. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in Wisconsin could increase the credit risk associated with our loan portfolio and cause an increase in the number of loan delinquencies, defaults and charge-offs.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2019, $331.7 million, or approximately 32.0%, of our loan portfolio consisted of commercial real estate and commercial loans. Given their generally larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate.  For commercial real estate loans, the principal risk is that repayment is generally dependent on income from tenant leases being generated in amounts sufficient to cover operating expenses and debt service.  For commercial loans, the principal risk is that repayment is generally dependent upon the successful operation of the borrower’s business.  If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our operating results.

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

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which may reduce our net interest income.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We also face competition for agricultural loans from participants in the nationwide Farm Credit System and much larger regional, national and global banks.  Competition also makes it more difficult and costly to attract and retain qualified employees.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of non-bank competition in the financial services industry, such as by fintech companies. If we are not able to effectively compete in our market areas and targeted business segments, our profitability may be negatively affected.

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Interest rates on our financial instruments might be subject to change based on developments related to LIBOR, which could adversely impact our revenue, expenses, and value of those financial instruments.

In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. LIBOR makes up the most liquid and common interest rate index in the world and is commonly referenced in financial instruments. We have exposure to LIBOR in various aspects through our financial contracts. Instruments that may be impacted include loans, securities, derivatives, and subordinated debentures, among other financial contracts indexed to LIBOR and that mature after December 31, 2021.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•

adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, deposits, derivatives, subordinated debentures and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•

result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or lack of fallback language, in LIBOR-based instruments; and

•

require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business,

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2019, our allowance for loan losses totaled $15.3 million, which represented 1.5% of gross loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, and could decrease our net income or reduce our capital.

In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.  Also, beginning in January 2023, the Company will be required to implement the CECL accounting standard, which will change how the Company calculates its allowance for loan losses by requiring the Company to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses may have a material adverse effect on our financial condition and results on operations.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2019, brokered deposits represented approximately 15.1% of our total deposits and equaled $166.3 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits.  In addition, banks not considered to be “well capitalized” are subject to a cap on interest rates paid to depositors as published by the FDIC. Such depositor interest rate caps could impede our ability to raise local deposits to replace brokered deposits no longer available if we were not considered to be “well capitalized.”  If brokered deposits become more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on the FHLB borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans, potentially at a time when pricing may be unfavorable, which may increase our funding costs and reduce our net interest income and net income.  There can be no assurance that brokered deposits will be available or, if available, sufficient to support our continued growth.

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans, and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits, which we supplement with other sources such as brokered deposits. Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds. This loss would require us to seek other funding alternatives, including brokered deposits, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. These obligations increase our operating expenses and could divert management’s attention from other aspects of our business.  We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Market, except for such requirements that we may elect not to comply with during the period we are an emerging growth company, which could require us to further upgrade our systems and/or hire additional staff, which would increase our operating costs. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs may cause us to incur losses. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

As a bank holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies and to impose additional restrictions on the activities of bank and bank holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, additional restrictions on our activities, and/or damage to our reputation, which could have a material adverse effect on us.  Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.  These regulations may be impacted by the political ideologies of the executive and legislative branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections.

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

We are required by our regulators and the Basel III Rule to maintain adequate levels of capital to support our operations. We believe our current levels of capital is sufficient to permit us to maintain regulatory capital compliance for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth or to address losses.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements, such as the implementation of CECL. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised accounting standard retroactively, which could have a negative impact on our reported results.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition, amount of capital and results of operations.

The FASB has adopted a new accounting standard that is effective for our fiscal year beginning on January 1, 2023. This standard, referred to as CECL, makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The new CECL impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

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

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations.  Of particular impact to the Company are the operations pertaining to the SBA, the USDA Farm Service Agency (FSA) and the FDIC.  Any such failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA or FSA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.

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

Risk Related to Our Stock

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

Our stock is relatively thinly traded.

Although our common stock is traded on the Nasdaq Global Market, the average daily trading volume of our common stock is relatively low compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively low trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

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

Although the Company’s common stock is quoted on the Nasdaq Global Market, the volume of trades on any given day has been limited historically, as a result of which shareholders might not have been able to sell or purchase the Company’s common stock at the volume, price or time desired.  In June 2019, the Company’s common stock was removed from the Russell 3000® Index based on the total market value of shares outstanding.  Removal from this index may have negatively impacted the price, trading volume, and liquidity of the Company’s common stock, in part, because holders attempting to track the composition of that index may have been required to sell the Company’s common stock, which could cause a material decrease in the price at which the Company’s common stock trades.  If the Company’s common stock is added to the Russell 3000® Index in the future, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to purchase the Company’s common stock, which could impact the price at which the Company’s common stock trades.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term shareholder value.

In January 2020, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 673,000 shares of its common stock, subject to certain limitations and conditions.  The repurchase program was effective immediately and will continue until January 23, 2023. The repurchase program does not obligate the Company to repurchase any shares of its common stock, and there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices.  The repurchase program may be suspended or terminated at any time and, even if fully implemented, the program may not enhance long-term shareholder value.

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

Holders

We had approximately 360 shareholders of record at March 15, 2020.  The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We pay quarterly dividends on our common stock, and in 2019, our board of directors declared dividends totaling $0.20 per share.  On February 18, 2020, our Board of Directors declared a quarterly dividend totaling $0.07 per share for shareholders of record as of March 6, 2020, and payable on March 20, 2020.

Although we expect to pay dividends according to our dividend policy as of the date of this report, we may elect not to pay dividends. Any declarations of dividends will be at the discretion of our board of directors and is subject to various regulatory requirements, including the requirements of the Federal Reserve relating to the payment of dividends by bank holding companies.  Therefore, there can be no assurance that we will pay any dividends to holders of our stock, or as to the amount of any such dividends.

Recent Sales of Unregistered Securities

None.

On January 29, 2020, the Company announced that its board of directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 673,000 shares of the Company’s outstanding common stock through January 23, 2023. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions, including pursuant to a Rule 10b5-1 plan, all as effected to the extent permitted by applicable law, including pursuant to the safe harbor provided under Rule 10b-18 of the Exchange Act. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements.

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

	As of or For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Net income	$16,452	$14,251	$10,425
Net interest margin	2.93%	2.91%	3.11%
Efficiency ratio (1)	59.92%	54.42%	54.63%
Return on average assets	1.13%	0.96%	0.80%
Return on average shareholders' equity	10.10%	9.50%	7.58%
Return on average common shareholders' equity (1)	10.31%	9.74%	7.77%
Basic earnings per share	$2.37	$2.06	$1.52
Diluted earnings per share	$2.36	$2.04	$1.49
Non-performing assets to total assets (2)	2.65%	1.94%	1.15%
Adverse classified coverage (1)	39.85%	57.12%	51.57%
Dividend payout ratio	8.47%	13.73%	16.11%
Equity to assets ratio	12.46%	10.00%	10.09%

(1)	This measure is not recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See below for a reconciliation of this measure to its most directly comparable GAAP measure.
(2)	Non-performing assets consist of nonaccrual loans and other real estate owned.
	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$32,684	$28,283	$25,992
Less: net gain on sales and write-downs of OREO	(586)	(642)	(552)
Adjusted non-interest expense (non-GAAP)	$32,098	$27,641	$25,440

Net interest income	$40,782	$41,955	$38,885
Non-interest income	13,393	8,833	7,653
Net loss (gain) on sales of securities	(341)	—	31
Operating revenue	$53,834	$50,788	$46,569
Efficiency ratio	59.62%	54.42%	54.63%

	For the Year Ended December 31,
	2019	2018	2017
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average common shareholders' equity
Return on average shareholders' equity	10.10%	9.50%	7.58%
Effect of excluding average preferred shareholders' equity	0.21%	0.24%	0.19%
Return on average common shareholders' equity	10.31%	9.74%	7.77%

	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Adverse classified asset ratio:
Substandard loans	$94,917	$120,887	$83,226
Less: Non-impaired restructured loans	(8,925)	(5,078)	(1,072)
Net substandard loans	$85,992	$115,809	$82,154
Other real estate owned	5,521	6,568	4,565
Substandard unused commitments	2,849	1,625	799
Less: Substandard government guarantees	(7,892)	(7,111)	(4,289)
Total adverse classified assets (non-GAAP)	$86,470	$116,891	$83,229

Total equity (Bank)	$204,240	$185,458	$146,937
Accumulated other comprehensive loss (gain) on available for sale securities	(2,505)	2,221	627
Allowance for loan losses	15,267	16,505	13,247
Allowance for unused commitments	—	475	564
Adjusted total equity (non-GAAP)	$217,002	$204,659	$161,375
Adverse classified asset ratio	39.85%	57.12%	51.57%

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in an acquisition and is included as an asset on the consolidated balance sheets. Goodwill is not amortized but is subject to impairment tests on at least an annual basis.  Goodwill was $5.0 million at December 31, 2019 and 2018.

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

As of December 31, 2018 and September 30, 2019, the market value of our stock price dropped below our tangible book value.  We engaged a third party to assist the Company in determining the fair value of the Company as a single reporting unit pursuant to Step 1 of the FASB Accounting Standards Codification (“ASC”) 350-20-35 (the “Step 1 Analysis”) as of December 31, 2018 and September 30, 2019.  The Step 1 Analysis included Income and Market Approaches.  The Income Approach used a discounted cash flow method.  This method estimated value by forecasting income for a forecast period and estimated the terminal value.  These amounts were then discounted back to December 31, 2018 and September 30, 2019.  The Market Approach used the market value of equity to tangible book value multiple of similar  publicly traded commercial banks (e.g. based on total tangible assets, pre-tax return on average assets, located in the Midwest, etc.).  The Market Approach also included the acquisition price to tangible book value multiple on similarly sized banks in the Midwest.  More weighting was placed on the Income Method.   Through the Step 1 Analysis, it was determined there was no impairment charge to goodwill in the year ended December 31, 2018 or 2019.  Goodwill is included on the consolidated balance sheets.  The future value of goodwill could be impacted by the Company’s future earnings, largely related to unanticipated losses from the Company’s loan portfolio.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects our earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of all or some of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of probable incurred losses in the loan portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to, detailed reviews of individual loans, historical and current trends in loan charge-offs for the various portfolio segments evaluated, the level of the allowance in relation to total loans and to historical loss levels, levels and trends in non-performing and past due loans, volume and migratory direction of adversely graded loans, external factors including regulatory requirements, reputation, and competition, and management’s assessment of economic conditions. Our board of directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. We have developed policies and procedures for evaluating the overall quality of our loan portfolio and the timely identification of problem credits. Management continuously reviews these policies and procedures and makes further improvements as needed. The adequacy of our allowance for loan losses and the effectiveness of our internal policies and procedures are also reviewed periodically by our regulators, internal auditors, and external loan review personnel. Our regulators may advise us to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination. Such regulatory guidance is taken under consideration by management, and we may recognize additions to the allowance as a result.

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

Other Real Estate Owned

Assets acquired through or in lieu of loan foreclosure are initially recorded at lower of cost or fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, independent valuations are performed annually, and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense. Costs related to the development and improvement of other real estate owned is capitalized.

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

Comparison of Financial Condition at December 31, 2019 and 2018

Total Assets.  Total assets decreased $142.5 million, or 9.4%, from $1.5 billion at December 31, 2018 to $1.4 billion at December 31, 2019.  The decrease was primarily the result of increased loan participations in which the proceeds were used to reduce wholesale funding in order to deleverage the balance sheet.

Net Loans.  Net loans decreased by $170.3 million, or 14.3%, from $1.2 billion at December 31, 2018 to $1.0 billion at December 31, 2019.  The decrease was primarily the result of increased loan participations; loans that we continue to service increased $90.5 million, or 13.7%, from December 31, 2018 to $751.7 million at December 31, 2019.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$659,725	63.7%	$724,508	60.0%	$686,430	59.7%	$624,632	60.6%	$499,320	66.8%
Commercial real estate loans	235,936	22.8%	299,212	24.8%	292,704	25.5%	270,475	26.3%	161,741	21.6%
Commercial loans	95,787	9.3%	116,460	9.7%	114,332	10.0%	89,944	8.7%	51,978	6.9%
Residential real estate loans	43,958	4.2%	66,843	5.5%	55,138	4.8%	45,276	4.4%	34,631	4.6%
Installment and consumer other	367	0.0%	272	0.0%	347	0.0%	159	0.0%	519	0.1%
Total gross loans	$1,035,773	100.0%	$1,207,295	100.0%	$1,148,951	100.0%	$1,030,486	100.0%	$748,189	100.0%
Allowance for loan losses	(15,267)		(16,505)		(13,247)		(12,645)		(10,405)
Net Loans	$1,020,506		$1,190,790		$1,135,704		$1,017,841		$737,784

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

The loan servicing portfolio is shown below:

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Total loans:	$1,035,773	$1,207,295	$1,148,951	$1,030,486	$748,189
Less: Non-qualified loan sales included below	(794)	(827)	(1,258)	(1,963)	(3,945)
Loans serviced:
Agricultural	692,071	623,725	575,328	562,843	480,133
Commercial	8,318	35,832	22,102	11,038	11,080
Commercial real estate	44,676	1,700	3,236	3,083	4,720
Residential real estate	6,673	—	—	—	—
Total loans serviced	751,738	661,257	600,666	576,964	495,933
Total loans and loans serviced	$1,786,717	$1,867,725	$1,748,359	$1,605,487	$1,240,177

Loan Maturity. The following table sets forth certain information at December 31, 2019 regarding scheduled contractual maturities of loans during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	As of December 31, 2019
	Due In One Year or Less	More Than One Year to Five Years	Due After Five Years	Total
	(dollars in thousands)
By Loan Portfolio Class:
Agricultural	$512,997	$100,698	$46,030	$659,725
Commercial real estate	37,182	119,484	79,270	235,936
Commercial	46,363	32,402	17,022	95,787
Residential real estate	4,666	31,166	8,126	43,958
Installment and consumer other	365	-	2	367
Total loans	$601,573	$283,750	$150,450	$1,035,773
By Interest Rate Type:
Fixed	$324,550	$243,462	$88,809	$656,821
Adjustable loans at floor	30,322	1,192	—	31,514
Adjustable	246,701	39,096	61,641	347,438
Total loans	$601,573	$283,750	$150,450	$1,035,773

Securities. Our securities portfolio is predominately composed of investment grade mortgage-backed securities and U.S. government and agency securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased by $37.2 million, or 19.0%, from $195.9 million at December 31, 2018 to $158.7 million at December 31, 2019, due primarily to the sale of $29.4 million of securities and $24.4 million of normal maturities and paydowns, which was partially offset by $10.1 million of security purchases during 2019.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31, 2019		December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$—	$—	$34,985	$34,520	$33,949	$33,765
Mortgage-backed securities	149,302	152,769	157,147	154,603	88,242	87,309
U.S. government and agency securities	3,490	3,458	4,368	4,331	4,874	4,956
U.S. treasury securities	2,499	2,506	2,497	2,491	—	—
Total available for sale	$155,291	$158,733	$198,997	$195,945	$127,065	$126,030

At December 31, 2019 and 2018, we had no investments in a single company or entity (other than the U.S. government or an agency of the U.S. government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2019. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2019
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Mortgage-backed securities	$—	—	$12,940	2.63%	$31,381	2.50%	$104,981	3.03%	$149,302	2.88%
U.S. government and agency securities	—	—	3,490	2.51%	—	—	—	—	3,490	2.51%
U.S. treasury securities	2,499	2.48%	—	—	—	—	—	—	2,499	2.48%
Total	$2,499		$16,430		$31,381		$104,981		$155,291	2.81%

Deposits.  Deposits decreased $121.9 million, or 10.0%, from $1.2 billion at December 31, 2018 to $1.1 billion at December 31, 2019.  The changes in our deposit balance mix below reflect our long-term strategy focus on customer relationships in order to secure less volatile and less costly funding and reduce our reliance on wholesale funding (e.g. national time deposits, brokered deposits, and FHLB advances).  Client deposits (demand deposits, money market accounts, certificates of deposit, NOW accounts, and interest checking) increased $81.2 million, or 10.8%, since December 31, 2018, which allowed us to decrease our reliance on wholesale funding deposits by $203.1 million, or 43.3%.

	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Time deposits	$375,100	34.0%	$356,484	29.2%	$302,004	27.2%
National time deposits	99,485	9.0%	160,445	13.1%	142,391	12.8%
Brokered deposits	166,340	15.1%	308,504	25.2%	282,616	25.5%
Money market accounts	247,828	22.5%	218,929	17.9%	199,118	18.0%
Demand, noninterest-bearing	138,489	12.6%	121,436	9.9%	125,584	11.3%
NOW accounts and interest checking	67,805	6.2%	51,779	4.2%	51,613	4.6%
Savings	6,395	0.6%	5,770	0.5%	6,751	0.6%
Total deposits	$1,101,442	100.0%	$1,223,347	100.0%	$1,110,077	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products for the periods indicated.

	For the Year Ended December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$514,825	44.1%	2.41%	$505,118	42.6%	1.90%
Brokered deposits	244,226	20.9%	2.03%	315,378	26.6%	1.78%
Money market accounts	236,218	20.3%	1.55%	208,567	17.6%	1.30%
Demand, noninterest-bearing	108,356	9.3%	—	100,819	8.5%	—
NOW accounts and interest checking	53,311	4.6%	0.77%	49,610	4.2%	0.64%
Savings	9,181	0.8%	0.20%	5,965	0.5%	0.26%
Total deposits	$1,166,117	100.0%	1.84%	$1,185,457	100.0%	1.57%

	For the Year Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$419,918	41.8%	1.12%	$361,944	43.5%	1.34%
Brokered deposits	241,866	24.1%	1.09%	184,179	22.1%	1.29%
Money market accounts	190,740	19.0%	0.49%	157,076	18.9%	0.51%
Demand, noninterest-bearing	96,172	9.6%	—	85,199	10.2%	—
NOW accounts and interest checking	49,124	4.9%	0.36%	37,322	4.5%	0.44%
Savings	5,987	0.6%	0.13%	6,567	0.8%	0.23%
Total deposits	$1,003,807	100.0%	0.85%	$832,287	100.0%	0.98%

	For the Year Ended December 31,
	2015
	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Time deposits	$299,076	29.8%	1.37%
Brokered deposits	147,505	14.7%	1.06%
Money market accounts	79,438	7.9%	0.43%
Demand, noninterest-bearing	62,430	6.2%	—
NOW accounts and interest checking	28,893	2.9%	0.38%
Savings	5,341	0.5%	0.18%
Total deposits	$622,683	62.0%	1.00%

The following table sets forth the maturity of time deposits of $100,000 or more, including brokered time deposits, as of the date indicated.

December 31, 2019
(dollars in thousands)
3 months or less	$80,110
Over 3 through 6 months	98,208
Over 6 months through 12 months	99,108
Over 12 months	177,573
Total	$454,999

Borrowings. The Bank had fixed rate advances outstanding from the FHLB-Chicago in the amount of $44.4 million and $89.4 million on December 31, 2019 and 2018, respectively. The terms of security agreements with the FHLB require the Bank to pledge collateral for such borrowings consisting of qualifying first mortgage loans, certain securities available for sale, and stock in the FHLB. We did not have overnight advances with the FHLB at December 31, 2019 or 2018.  The Bank decreased its FHLB borrowings in 2019 as a result of the increase in core deposits, as discussed above.

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

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
FHLB Advances:
Balance at end of period	$44,400	$89,400	$121,500
Average outstanding during the period	$66,022	$105,218	$127,635
Maximum outstanding at any month-end	$100,400	$155,500	$143,300
Weighted average interest rate during the period	1.98%	1.67%	1.37%
Weighted average interest rate at end of period	1.90%	1.89%	1.44%

Other Borrowings:
Balance at end of period	$794	$827	$1,299
Average outstanding during the period	$800	$1,027	$1,545
Maximum outstanding at any month-end	$1,412	$1,278	$1,825
Weighted average interest rate during the period	4.60%	4.81%	5.77%
Weighted average interest rate at end of period	4.51%	4.51%	6.41%

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

Net Income.  Net income increased $2.2 million, or 15.4%, for the year ended December 31, 2019 from the year ended December 31, 2018, which represented earnings per share in 2019 of $2.37 (basic) and $2.36 (diluted).  The increase in net income was primarily related to a $3.9 million increase in loan servicing fees and recognition of loan servicing rights due to an increase in the volume of loans sold and serviced during 2019, and a $0.4 million decrease in income tax expense due to the recognition of a $1.4 million credit in connection with our investment in a historical tax credit partnership.  During 2019 provision for loan losses decreased $2.7 million compared to 2018; however, this was partially offset by a $1.2 million decrease in net interest income which was the result of shrinking the loan portfolio, in part through an increase of $90.5 million of loans and loan participations sold on the secondary market and a $3.3 million increase in interest expense.  In addition, non-interest expense increased by $4.4 million in 2019 primarily due to increased employee compensation and benefits related to a 5.3% increase in headcount and a 21.7% increase in benefit costs.  In addition, there were small increases in occupancy costs related to our new headquarters purchased in May 2018 and information processing expenses related to technology initiatives the Company has undertaken.

Interest Income. Total interest and dividend income increased by $2.1 million, or 3.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily as the result of the increase in average loan yield by 31 basis points to 5.23% for the year ended December 31, 2019 compared to the year ended December 31, 2018, despite a $50.7 million decrease in average loan balance.  In addition, there was an 87 basis point increase in the yield earned on interest bearing deposits held at other banks which resulted in $0.7 million of additional interest income.  For the year ended December 31, 2019, the average yield of our investment securities portfolio improved by 20 basis points to 2.81% compared to the year ended December 31, 2018, although the volume remained relatively consistent between the two periods.

Interest Expense. Total interest expense for the year ended December 31, 2019 increased by $3.3 million, or 14.8%, to $25.6 million from $22.3 million for the year ended December 31, 2018.  The increase was primarily due to an increase in deposit rates and borrowing costs.  The average cost of funds for the year ended December 31, 2019 was 2.18%, which was 36 basis points higher than the year ended December 31, 2018, and was only partially offset by a $54.1 million, or 4.4%, decrease in the average balance of interest bearing liabilities.

Net Interest Income.  Net interest income for the year ended December 31, 2019 decreased $1.2 million, or 2.8%, to $40.8 million compared to the year ended December 31, 2018.

Our average interest-earning assets decreased by $46.5 million, or 3.2%, to $1.4 billion for the year ended December 31, 2019 compared to the same period of 2018.  Our interest rate spread decreased to 2.58% for the year ended December 31, 2019 from 2.64% for the year ended December 31, 2018. Our net interest margin increased to 2.93% for the year ended December 31, 2019 from

2.91% for the year ended December 31, 2018. The decrease in our interest rate spread reflects yields of interest-earning assets changing in response to target federal funds interest rate cuts quicker than rates on interest-bearing liabilities.  The slight increase in net interest margin reflects a decrease in average of interest earning assets for the year ended December 31, 2019 compared to the prior year.

Provision for Loan Losses.  Based on our analysis of the components of the allowance for loan losses described in “Allowance for Loan Losses” below, we recorded a provision for loan losses of $0.4 million for the year ended December 31, 2019, compared to a $3.2 million for the year ended December 31, 2018, as the result of the decrease in the volume of the loan portfolio, improvement in credit ratings, and improved economic conditions.  For the year ended December 31, 2019, we charged-off $3.9 million in loans, compared to $1.3 million the year ended December 31, 2018, and recovered previously charged-off loans of $2.3 million and $1.3 million for the same periods, respectively.  The total allowance for loan losses was $15.3 million, or 1.47% of total loans, and $16.5 million, or 1.37% of total loans, at December 31, 2019 and 2018, respectively.  Total non-performing loans, excluding performing troubled debt restructurings, were $31.0 million and $23.0 million at December 31, 2019 and 2018, respectively.  This $8.0 million increase was the result of one agricultural customer and one commercial customer migrating to non-accrual status in the fourth quarter of 2019.

Non-Interest Income.  Non-interest income increased by $4.6 million, or 51.6%, to $13.4 million for the year ended December 31, 2019 compared to $8.8 million for the same period of 2018.  The primary factors contributing to the fluctuation in non-interest income were the Bank’s volume and activity in loan servicing fees and loan servicing rights income. For the year ended December 31, 2019, loan servicing fees and recognition of loan servicing rights increased to $10.0 million from $6.1 million for the year ended December 31, 2018, as a result of a $90.5 million increase in loans sold and serviced from $661.3 million at December 31, 2018 to $751.7 million at December 31, 2019.

Non-Interest Expense.  Non-interest expense increased $4.4 million, or 15.6%, to $32.7 million for the year ended December 31, 2019, compared $28.3 million for the same period of 2018, primarily as the result of increased employee compensation and benefits related to a 5.3% increase in headcount and a 21.7% increase in benefit costs.  In addition, there were small increases in occupancy costs related to our new headquarters purchased in May 2018 and information processing expenses related to technology initiatives the Company has undertaken.

Also during 2019, other non-interest expense increased from impairment recognized on an investment in a historical tax credit project of $1.1 million.  The impairment was offset by a $1.4 million benefit to income tax expense when the credit was earned.

Income Taxes. Income tax expense for the year ended December 31, 2019 was $4.6 million compared to $5.1 million for the year ended December 31, 2018.  The effective tax rates as a percent of pre-tax income were approximately 22% and 26% for the years ended December 31, 2019 and 2018, respectively.  The decrease in income tax expense and the effective tax rate for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily the result of the Company’s recognition of a $1.4 million tax credit in connection with its investment in a historical tax credit partnership.

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

	For the Year Ended December 31,
	2019			2018			2017
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$172,500	$4,843	2.81%	$169,302	$4,425	2.61%	$112,439	$2,158	1.92%
Loans (2)	1,142,551	59,706	5.23%	1,193,254	58,706	4.92%	1,086,836	50,395	4.64%
Interest bearing deposits due from other banks	78,517	1,783	2.27%	77,545	1,086	1.40%	52,786	499	0.95%
Total interest-earning assets	$1,393,568	$66,332	4.76%	$1,440,101	$64,217	4.46%	$1,252,061	$53,052	4.24%
Allowance for loan losses	(16,460)			(15,037)			(13,550)
Other assets	77,444			59,291			56,615
Total assets	$1,454,552			$1,484,355			$1,295,126

Liabilities
Savings, NOW, money market, interest checking	$316,278	$4,582	1.45%	$282,746	$3,398	1.20%	$245,851	$1,643	0.67%
Time deposits	741,483	16,875	2.28%	801,892	15,251	1.90%	661,784	10,172	1.54%
Total interest-bearing deposits	$1,057,761	$21,457	2.03%	$1,084,638	$18,649	1.72%	$907,635	$11,815	1.30%
Other borrowings	913	43	4.71%	1,027	50	4.81%	1,545	89	5.76%
FHLB advances	66,022	1,307	1.98%	105,218	1,759	1.67%	127,635	1,748	1.37%
Subordinated debentures	44,781	2,743	6.13%	32,721	1,804	5.51%	15,492	515	3.32%
Total interest-bearing liabilities	$1,169,477	$25,550	2.18%	$1,223,604	$22,262	1.82%	$1,052,307	$14,167	1.35%
Non-interest bearing deposits	108,356			100,819			96,172
Other liabilities	13,796			9,883			9,059
Total liabilities	1,291,629			1,334,306			1,157,538

Shareholders' equity	162,923			150,049			137,588
Total liabilities and equity	$1,454,552			$1,484,355			$1,295,126
Net interest income		40,782			41,955			38,885
Interest rate spread (3)			2.58%			2.64%			2.89%
Net interest margin (4)			2.93%			2.91%			3.11%
Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.18			1.19
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2019 v. 2018			Year Ended December 31, 2018 v. 2017
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$85	$333	$418	$1,322	$945	$2,267
Loans	(2,160)	3,160	1,000	5,120	3,191	8,311
Federal funds sold and interest-bearing deposits with banks	14	683	697	290	297	587
Total interest income	(2,061)	4,176	2,115	6,732	4,433	11,165
Interest Expense:
Savings, NOW, money market and interest checking	$433	$751	$1,184	$278	$1,477	$1,755
Time deposits	(1,009)	2,633	1,624	2,394	2,685	5,079
Other borrowings	(5)	(1)	(6)	(26)	(13)	(39)
FHLB advances	(894)	441	(453)	(46)	57	11
Junior subordinated debentures	722	217	939	810	479	1,289
Total interest expense	$(753)	$4,041	$3,288	$3,410	$4,685	$8,095
Net interest income	$(1,308)	$135	$(1,173)	$3,322	$(252)	$3,070

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

The Bank mitigates risk through the direct receipt of milk assignments from agricultural customers.  This practice protects our revenue and ensures that we are actively monitoring the customers’ excess funds and collateral coverages.  As of December 31, 2019, 0.5% of total loans were delinquent 90 days or more.

Non-Performing Assets. We consider foreclosed assets and loans that are maintained on a nonaccrual basis to be non-performing assets. Loans are generally placed on nonaccrual status when collectability is judged to be uncertain or payments have become 90 days or more past due. On loans where the full collection of principal or interest payments is not probable, the accrual of interest income ceases, and any already accrued interest is reversed. Interest income is not accrued on such loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. Payments received on a nonaccrual loan are first applied to the outstanding principal balance when collectability of principal is in doubt.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell.  Upon acquiring a property, the Bank engages an independent third party realtor to assist in marketing and selling the property. Management reviews all OREO on a quarterly basis and makes adjustments to listing prices and marketing strategies as deemed appropriate.  On an annual basis all OREO properties are re-appraised by independent third party appraisers.  Any holding costs and declines in fair value after acquisition of the property result in charges to non-interest expense.

Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. Generally, this occurs when the cash flows of the borrower are insufficient to service the loan under its original terms. We may modify the terms of a loan as a troubled debt restructuring by reducing the loan’s stated interest rate, extending the loan’s maturity, allowing for an interest-only payment period, or otherwise restructuring the loan terms to enable payment. We may consider permanently reducing the recorded investment in the loan or structuring a non-accruing secondary note in a troubled debt restructuring as well, but we generally do not make such concessions. Modifications involving a reduction of the stated interest rate of loans are typically for periods ranging from six months to one year. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Loans classified as troubled debt restructurings are rated “substandard” by the Bank.  Any loans categorized as troubled debt restructurings will continue to retain that designation through the life of the loan.  Once the borrower has demonstrated sustained performance with the modified terms, the loan may be removed from non-performing status.

Volatility in milk prices is a normal aspect of the dairy business.  The dairy industry is currently recovering from a four-year slump in milk prices.  Class III milk prices began declining in 2014 and bottomed out at $12.76 cwt in May 2016.  In June 2016, the Wisconsin dairy economy began to stabilize and recover slightly, and the Class III prices started to stabilize and averaged a price of $16.08 cwt for the 19 month period ending December 31, 2017; however, in 2018, Class III milk prices declined again averaging $14.61 cwt for the year ending December 31, 2018.  During 2019, Class III milk prices further declined to $13.89 cwt in February 2019 before steadily increasing to $19.37 cwt in December 2019.  The amount a farmer actually receives is increased by the amount of fat, protein and other valuable components of the milk sold.  As milk prices ebb and flow, certain farmers may be adversely impacted by sustained periods of lower prices.  Due to the stressed dairy industry, we are experiencing an increase in troubled debt restructuring and non-performing loans; however, we are working closely with our customers as they work through the downturn and return to profitability so that they will be able to make payments on their loans.  Since its formation in 1997, the Bank has worked with distressed customers to work through several economic cycles, and in doing so has experienced less than $6.0 million of agricultural related charge-offs.  We believe that due to the growing market for dairy products, the collateral value of farm real estate will remain solid.  According to a 2019 report, the United States Department of Agriculture, National Agricultural Statistics Service reported the value of Wisconsin farm real estate increased by 1.9% during 2019.

The following table provides information with respect to our non-performing assets, as well as troubled debt restructured loans and loans 90 days or more past due and still accruing at the dates indicated.

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Nonaccrual loans:
Agricultural loans	$26,415	$19,173	$7,653	$12,323	$17,705
Commercial loans	1,818	1,773	1,757	3,376	3,712
Commercial real estate loans	2,673	2,037	2,149	4,340	3,162
Residential real estate loans	62	—	—	68	—
Total nonaccrual loans	$30,968	$22,983	$11,559	$20,107	$24,579
Other real estate owned (1)	5,521	6,568	4,564	2,763	2,872
Total non-performing assets (2)	$36,489	$29,551	$16,123	$22,870	$27,451
Loans 90+ days past due and still accruing	—	—	—	—	—
Performing troubled debt restructured loans	21,784	19,389	9,019	4,300	610
Total non-performing assets and performing troubled debt restructurings	$58,273	$48,940	$25,142	$27,170	$28,061
Non-performing loans to total loans	2.99%	1.90%	1.01%	1.95%	3.29%
Non-performing loans and loans past due 90 days and still accruing to total loans	2.99%	1.90%	1.01%	1.95%	3.29%
Non-performing assets to total assets (2)(3)	2.65%	1.94%	1.15%	1.84%	3.10%
Total non-performing assets and performing troubled debt restructurings to total assets	4.23%	3.22%	1.80%	2.19%	3.17%
(1)	2017 and 2016 include $0.4 million of bank property transferred from premises and equipment to OREO which is not considered a non-performing asset and is not reflected in this table.
(2)	Non-performing assets are defined as nonaccrual loans plus OREO.
(3)	Loans are presented before allowance for loan losses and do not include deferred loan origination costs (fees).

Total nonaccrual loans increased by $8.0 million to $31.0 million at December 31, 2019 primarily due to one agricultural and one commercial relationship totaling $9.9 million migrating to non-accrual status.

The Bank is actively managing its OREO portfolio.  As of December 31, 2019, OREO totaled $5.5 million compared to $6.6 million at December 31, 2018.  The decrease in OREO at December 31, 2019 compared to December 31, 2018, was the result of transferring $6.3 million of properties to OREO which was offset by sales of $6.5 million of OREO and $0.6 million of write-downs of existing OREO properties.  We expect the balance of the OREO in our portfolio and the related expenses to decline as we continue to sell properties.

Performing troubled debt restructured loans increased $2.4 million, or 12.4%, to $21.8 million at December 31, 2019.  The increase is primarily the result of loans within our agriculture portfolio that were modified to give the borrower an interest-only payment period to assist the borrower in working through the recovery of the agricultural economy discussed earlier.

Special Mention and Classified Loans. Federal regulations require us to review and classify loans on a regular basis. There are four classifications for problem loans: special mention, substandard—performing, substandard—impaired, and doubtful. We categorize loans into these risk categories based on relevant information about the ability of borrowers and, if appropriate, guarantors to service their debts, and the quality and projected realizable value of collateral. We analyze loans through quarterly asset quality reviews based on observable risk criteria such as overdrafts, late payments, financial performance and collateral valuations.

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

The following table shows the aggregate amounts of our doubtful, substandard and special mention loans.

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Doubtful	$—	$—	$—	$—	$—
Substandard impaired	64,439	56,757	33,002	21,440	30,402
Substandard performing	30,478	64,130	50,224	28,876	—
Special mention	9,239	6,566	8,902	15,168	13,911
Total doubtful, substandard, and special mention loans	$104,156	$127,453	$92,128	$65,484	$44,313

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

Our methodology for assessing the sufficiency of the allowance for loan losses consists of three components: (a) a general component related to performing or “pass rated” credits (the significant majority of the loan portfolio), (b) a general component for classified, yet not impaired credits, and (c) a specific component relating to loans that are individually classified as impaired. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

As disclosed in the notes to the financial statements, our allowance for loan losses is comprised primarily of general reserves of $9.7 million with a limited amount of specific reserves totaling $5.6 million at December 31, 2019. This compares to general reserves of $12.9 million with a limited amount of specific reserves totaling $3.7 million at December 31, 2018.

General Component. The general component of the allowance for loan losses relates to loans that are not determined to be impaired. Management determines the appropriate loss factor for each segment of loans with similar risk characteristics within the portfolio based on that segment’s loss experience and several other quantitative, qualitative and economic factors relevant to each segment. While loan segments generally represent groups of loans with similar risk characteristics, we may include loans categorized by loan grade, or any other characteristic that causes a loan’s risk profile to be similar to a group of loans. We consider estimated credit losses associated with each segment of our portfolio to differ from purely historical loss experience due to qualitative factors including changes in lending policies and procedures and changes in the nature and volume of the loan portfolio; quantitative factors including changes in the volume and severity of past due, nonaccrual, and adversely graded loans, changes in concentrations of credit, and changes in the value of underlying collateral for collateral dependent loans; and economic factors including changes in economic or business conditions and the effect of competition, legal and regulatory requirements on estimated credit losses.  The historical charge-off data is updated on a rolling quarterly basis, with the oldest quarter’s charge-off data being replaced with the most recent quarter’s charge-off data.  We give more weight to the more recent charge-off data for each specific type of loan, as we believe that is more indicative of current trends.  Our quantitative, qualitative, and economic factors are reviewed on a quarterly basis for each loan segment and our historical loss experience is reviewed quarterly to ensure that our analysis is reflective of current conditions in our loan portfolio and economy.

Classified Component. Loans that have been downgraded to special mention or substandard-performing, but are not currently impaired, are considered to have a higher inherent risk of loss than pass rated loans. Management judgment is needed to estimate the additional risk of loss for these types of loans. Risk allocations on non-impaired special mention and substandard-performing loans reflect management’s assessment of the increased risk of loss associated with adversely graded loans. The allocated reserve for these loans is based upon management’s assessment of loss history and risk migration analysis. Additionally, in determining the allocation, management considers the credit attributes of individual loans, including loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes generally found in these groups of loans.

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

Discussion of Allowance for Loan Losses. At December 31, 2019, our allowance for loan losses was $15.3 million, or 1.5% of loans and 49.3% of nonaccrual loans.  At December 31, 2018, our allowance for loan losses was $16.5 million, or 1.4% of loans and 71.8% of nonaccrual loans.  Nonaccrual loans at December 31, 2019 were $31.0 million, or 3.0% of loans, compared to $23.0 million, or 1.9% of loans, at December 31, 2018.

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

The following tables set forth the breakdown of the allowance for loan losses (ALL) by loan category at the dates indicated.

	As of December 31, 2019			As of December 31, 2018			As of December 31, 2017
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$11,737	76.88%	1.78%	$12,258	74.27%	1.69%	$9,712	73.31%	1.41%
Commercial real estate loans	1,913	12.53%	0.81%	2,779	16.84%	0.93%	1,978	14.93%	0.68%
Commercial loans	1,599	10.47%	1.67%	1,414	8.56%	1.21%	1,508	11.39%	1.32%
Residential real estate	15	0.10%	0.03%	53	0.32%	0.08%	47	0.35%	0.09%
Installment and consumer other	3	0.02%	0.82%	1	0.01%	0.04%	2	0.02%	0.58%
Total	$15,267	100.00%		$16,505	100.00%	1.37%	$13,247	100.00%	1.15%

	As of December 31, 2016			As of December 31, 2015
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$8,173	64.63%	1.31%	$6,355	61.10%	1.27%
Commercial real estate loans	2,762	21.84%	1.02%	2,237	21.50%	1.38%
Commercial loans	1,239	9.80%	1.38%	1,268	12.20%	2.44%
Residential real estate	470	3.72%	1.04%	533	5.10%	1.54%
Installment and consumer other	1	0.01%	0.63%	12	0.10%	2.31%
Total	$12,645	100.00%	1.23%	$10,405	100.00%	1.39%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance, beginning of period	$16,505	$13,247	$12,645	$10,405	$10,603
Provision for loan losses	423	3,195	2,330	2,959	(1,019)
Loans charged off:
Agriculture loans	61	1,238	—	1,142	1,145
Commercial real estate loans	3,585	42	987	242	162
Commercial loans	282	—	917	277	415
Residential real estate loans	—	—	—	5	178
Installment and consumer other	—	—	—	4	7
Total loans charged off	$3,928	$1,280	$1,904	$1,670	$1,907
Recoveries:
Agriculture loans	58	1	43	2	61
Commercial real estate loans	2,106	1,280	92	884	743
Commercial loans	103	61	41	65	1,197
Residential real estate loans	—	—	—	—	727
Installment and consumer other	—	1	—	—	—
Total recoveries	$2,267	$1,343	$176	$951	$2,728
Net loans charged off (recovered)	$1,661	$(63)	$1,728	$719	$(821)
Allowance for loan losses, end of period	$15,267	$16,505	$13,247	$12,645	$10,405
Net charge-offs (recoveries) to average loans	0.15%	(0.01)%	0.16%	0.08%	(0.12)%
Allowance for loan losses to total loans	1.47%	1.37%	1.15%	1.23%	1.39%

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.  At December 31, 2019, the Bank had fixed rate advances outstanding with FHLB of $44.4 million and no borrowings outstanding at the Federal Reserve Bank of Chicago.  The Bank had collateral with unused borrowings available of $95.0 million with FHLB, a $96.0 million line-of-credit available with the Federal Reserve Bank of Chicago, and a $10.0 million line-of-credit with U.S. Bank at December 31, 2019.

Historically, management relied on wholesale funding to finance its lending activities. However, due to the volatility of that funding source, management made a concerted effort in 2019 to reduce its reliance on wholesale funding and fund loan growth through client deposits.  Wholesale funding channels remain available to the Bank should future lending or investment opportunities arise.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $21.8 million and $26.2 million, for the years ended December 31, 2019 and 2018, respectively. Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was $214.6 million and ($139.8) million, for the years ended December 31, 2019 and 2018, respectively. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts, FHLB advances, and proceeds from the issuances of subordinated debentures, was ($168.5) million and $107.9 million, for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with Tier 1 capital of $201.7 million, or 14.68% of average total assets, which is above the required level to be considered well-capitalized of $68.7 million, or 5.0% of average total assets, and total capital of $216.2 million, or 18.7% of risk-weighted assets, which is above the required level to be considered well-capitalized of $115.6 million, or 10.0% of risk-weighted assets. The Bank had Tier 1 of $201.7 million, or 17.45% of risk-weighted assets, which is above the required level to be considered well-capitalized of $92.5 million, or 8.0% of risk-weighted assets, and Tier 1 common equity of $201.7 million, or 17.45% of risk-weighted assets, which is above the required level to be considered well-capitalized of $75.2 million, or 6.5% of risk-weighted assets at December 31, 2019.  For a discussion of certain other sources of liquidity, please see “Comparison of Financial Condition at December 31, 2019 and 2018—Borrowings.”

At the holding company level, our primary sources of liquidity are dividends from the Bank, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and interest and payment of dividends to preferred shareholders and common shareholders. There are certain restrictions on the payment of dividends by the Bank to us, which are described in the section captioned “Item I – Business - Supervision and Regulation—Supervision and Regulation of the Bank—Dividend Payments.” At December 31, 2019, there were up to $113.9 million of retained earnings available for the payment of dividends by the Bank to us provided that the Bank remained adequately capitalized and satisfied the capital conservation buffer. The Bank paid us $6.0 million and $2.0 million in dividends during the year ended December 31, 2019 and 2018, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the payment or the performance of a Bank customer to a third party. Both standby and performance letters of credit are generally issued for terms of one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments.  At December 31, 2019, the Company had commitments to extend credit and unused lines of credit, including unused credit card lines, of $171.1 million and standby letters of credit of $3.9 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in one year or less from December 31, 2019 totaled $378.1 million. If a substantial portion of these deposits are not retained, we may utilize FHLB advances, wholesale deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2019, we had no irrevocable and stand-by letters of credit from the FHLB.

For the years ended December 31, 2019 and 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2019:

	Payments Due by Period
	1 Year or less	1-3 Years	3-5 Years	More than 5 Years	Total
	(dollars in thousands)
Operating lease obligations	$137,116	$1,200	$—	$—	$138,316
Certificates of deposit	378,098	211,987	40,715	—	630,800
FHLB advances	18,400	18,000	8,000	—	44,400
Subordinated debentures	—	—	—	44,858	44,858
Other borrowings	—	—	—	794	794
Total contractual obligations	$533,614	$231,187	$48,715	$45,652	$859,168

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

A major source of interest rate risk is a difference in the repricing of assets and liabilities. First, there are differences in the timing of rate changes based on the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial real estate loan may be fixed for 10 years, while the rate paid on a certificate of deposit may be fixed only for a few months. Due to these timing differences, net interest income is sensitive to changes in the level and shape of the yield curve. Second, there are differences in the drivers of rate changes of various assets and liabilities known as basis risk. For example, commercial loans may reprice based on one-month LIBOR or prime, while the rate paid on retail money market demand accounts may be only loosely correlated with LIBOR and depend on competitive demand for funds. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.

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

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income and control exposure to interest rate risk within policy limits approved by our board of directors. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. We analyze our sensitivity to changes in interest rates through our net interest income simulation model. Exposures are reported on a monthly basis to the asset/liability committee and at meetings of our board of directors.

Net Interest Income Simulation Analysis. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

Income simulation is the primary tool for measuring the interest rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time horizons, of a range of interest rate shock scenarios. These simulations take into account repricing, maturity and prepayment characteristics of individual products. We estimate what our net interest income would be for a one- and two-year horizon based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions.

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning December 31, 2019 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$54,400	28.91%	$52,300	21.06%
+200 bps	48,300	14.45%	47,600	10.19%
+100 bps	45,200	7.11%	45,300	4.86%
Base	42,200	0.00%	43,200	0.00%
-100 bps	39,000	-7.58%	40,100	-7.18%
-200 bps	35,300	-16.35%	35,600	-17.59%

As of December 31, 2019, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of County Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of County Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion under section 404(b) of the Sarbanes-Oxley Act.

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

We have served as the Company’s auditor since 2018.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 13, 2020

53

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$108,457	$50,952
Interest earning cash at other financial institutions	20,554	10,135
Securities available for sale, at fair value	158,733	195,945
FHLB Stock	1,628	2,978
Loans held for sale	2,151	2,949
Loans, net of allowance for loan losses of $15,267 as of December 31, 2019; $16,505 as of December 31, 2018	1,020,506	1,190,790
Premises and equipment, net	13,603	16,075
Loan servicing rights	12,509	9,047
Other real estate owned, net	5,521	6,568
Cash surrender value of bank owned life insurance	18,302	17,842
Deferred tax asset, net	1,453	4,346
Goodwill	5,038	5,038
Core deposit intangible, net	225	513
Accrued interest receivable and other assets	10,099	7,849
Total assets	$1,378,779	$1,521,027

LIABILITIES
Deposits:
Noninterest-bearing	$138,489	$121,436
Interest-bearing	962,953	1,101,911
Total deposits	1,101,442	1,223,347
Other borrowings	794	827
Advances from FHLB	44,400	89,400
Subordinated debentures, net	44,858	44,703
Accrued interest payable and other liabilities	15,256	10,466
Total liabilities	1,206,750	1,368,743

SHAREHOLDERS' EQUITY
Preferred stock - $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,178,052 shares issued and 6,734,132 shares outstanding as of December 31, 2019; 7,153,174 shares issued and 6,709,480 shares outstanding as of December 31, 2018	28	28
Surplus	54,122	53,162
Retained earnings	113,111	98,475
Treasury stock, at cost, 443,920 and 443,694 shares at December 31, 2019 and 2018, respectively	(5,030)	(5,030)
Accumulated other comprehensive gain (loss)	1,798	(2,351)
Total shareholders' equity	172,029	152,284
Total liabilities and shareholders' equity	$1,378,779	$1,521,027

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019 and 2018

	2019	2018
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$59,706	$58,706
Taxable securities	4,586	3,727
Tax-exempt securities	257	698
Federal funds sold and other	1,783	1,086
Total interest and dividend income	66,332	64,217

INTEREST EXPENSE
Deposits	21,457	18,649
FHLB advances and other borrowings	1,350	1,809
Subordinated debentures	2,743	1,804
Total interest expense	25,550	22,262
Net interest income	40,782	41,955
Provision for loan losses	423	3,195
Net interest income after provision for loan losses	40,359	38,760
NON-INTEREST INCOME
Services charges	1,657	1,674
Gain on sale of loans, net	146	172
Loan servicing fees	9,998	6,110
Other	1,592	877
Total non-interest income	13,393	8,833
NON-INTEREST EXPENSE
Employee compensation and benefits	19,112	16,785
Occupancy	1,402	1,059
Information processing	2,482	2,164
Professional fees	1,670	1,522
Cost of operation of other real estate owned, net	873	1,087
Investment tax credit impairment	1,149	—
Other	5,996	5,666
Total non-interest expense	32,684	28,283
Income before income taxes	21,068	19,310
Income tax expense	4,616	5,059
NET INCOME	$16,452	$14,251

NET INCOME PER SHARE:
Basic	$2.37	$2.06
Diluted	$2.36	$2.04
Dividends paid per share	$0.20	$0.28

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2019 and 2018

	2019	2018
	(dollars in thousands)
Net income	$16,452	$14,251
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	6,835	(2,017)
Income tax (expense) benefit	(1,861)	549
Reclassification for realized gains on securities	(341)	—
Income tax expense	93	—
Total other comprehensive income (loss) on securities available-for-sale	4,726	(1,468)
Unrealized loss on derivatives arising during the period	(793)	(179)
Income tax benefit	216	49
Total other comprehensive loss on derivatives	(577)	(130)
Total other comprehensive income (loss)	4,149	(1,598)
Comprehensive income	$20,601	$12,653

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2019 and 2018

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2017	$8,000	$28	$52,230	$86,385	$(5,030)	$(627)	$140,986
Net income	—	—	—	14,251	—	—	14,251
Other comprehensive loss	—	—	—	—	—	(1,598)	(1,598)
Stock compensation expense	—	—	473	—	—	—	473
Cash dividends declared on common stock	—	—	—	(1,874)	—	—	(1,874)
Cash dividends declared on preferred stock	—	—	—	(413)	—	—	(413)
Reclassification of stranded tax effects of rate change	—	—	—	126	—	(126)	—
Proceeds from sale of common stock (30,217 shares)	—	—	459	—	—	—	459
Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284
Net income	—	—	—	16,452	—	—	16,452
Other comprehensive income	—	—	—	—	—	4,149	4,149
Stock compensation expense	—	—	695	—	—	—	695
Cash dividends declared on common stock	—	—	—	(1,344)	—	—	(1,344)
Cash dividends declared on preferred stock	—	—	—	(472)	—	—	(472)
Proceeds from sale of common stock (21,224 shares)	—	—	265	—	—	—	265
Balance at December 31, 2019	$8,000	$28	$54,122	$113,111	$(5,030)	$1,798	$172,029

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019 and 2018

	2019	2018
	(dollars in thousands)
Cash flows from operating activities
Net income	$16,452	$14,251
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,391	1,255
Amortization of core deposit intangible	288	406
Amortization of subordinated debenture costs	155	122
Provision for loan losses	423	3,195
Realized gain on sales of securities available-for-sale	(341)	—
Realized gain on sales of other real estate owned	(40)	(231)
Write-down of other real estate owned	626	873
Realized gain on sales of premises and equipment	(6)	(1)
Increase in cash surrender value of bank owned life insurance	(460)	(453)
Deferred income tax expense (benefit)	1,401	(483)
Stock compensation expense	695	473
Net amortization of premiums paid on securities	441	818
Net change in:
Accrued interest receivable and other assets	(405)	(57)
Loans held for sale	798	3,626
Loan servicing rights	(3,462)	(97)
Accrued interest payable and other liabilities	3,997	2,479
Net cash provided by operating activities	21,953	26,176
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	24,368	23,386
Purchases of securities available for sale	(10,122)	(96,136)
Proceeds from sales of securities available-for-sale	29,361	—
Net redemptions (purchases) of FHLB stock	1,184	1,160
Loan originations and principal collections, net	163,546	(64,385)
Proceeds from sales of premises and equipment	6	—
Purchases of premises and equipment	(659)	(7,667)
Proceeds from sales of other real estate owned	6,776	3,854
Net cash provided by (used in) investing activities	214,460	(139,788)
Cash flows from financing activities
Net increase in demand and savings deposits	52,491	14,530
Net (decrease) increase in certificates of deposits	(174,396)	98,740
Net change in other borrowings	(33)	(472)
Proceeds from FHLB advances	115,000	150,000
Repayment of FHLB advances	(160,000)	(182,100)
Proceeds from issuance of common stock	265	459
Increase in subordinated debentures	—	29,058
Dividends paid on preferred stock	(472)	(413)
Dividends paid on common stock	(1,344)	(1,874)
Net cash (used in) provided by financing activities	(168,489)	107,928
Net change in cash and cash equivalents	67,924	(5,684)
Cash and cash equivalents, beginning of period	61,087	66,771
Cash and cash equivalents, end of period	$129,011	$61,087

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,833	$20,621
Income taxes	1,725	4,875
Noncash investing activities:
Transfer of assets held for sale from premises and equipment to other assets	$1,500	$—
Transfer from loans to other real estate owned	6,315	6,104
Loans charged off	3,928	1,280
See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Nature of Business and Significant Concentrations of Credit Risk

The Company is the sole shareholder of Investors Community Bank. The Bank is the sole member of Investors Insurance Services, LLC and ABS 1, LLC, which are both Wisconsin limited liability companies. The Company commenced operations in May 1996; the Bank commenced operations in March 1997. In July 2010, the Bank formed Investors Insurance Services, LLC for the sole purpose of protecting the Bank from liability risk when selling crop insurance. Selling crop insurance had historically been a business function performed within the Bank. In August 2011, the Bank formed ABS 1, LLC for the sole purpose of holding real estate and personal property for sale which was obtained through repossession.

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

Agricultural loans, including agricultural operating, real estate and construction loans, represented 63.7% and 60.0% of our total loan portfolio at December 31, 2019 and 2018, respectively. Commercial real estate, including commercial construction loans, represented 22.8% and 24.8% of our total loan portfolio at December 31, 2019 and 2018, respectively.

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

Use of Estimates in Preparing Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of the Company in its goodwill impairment assessment, and the valuation of investment securities available for sale, loan servicing rights, other real estate owned, financial instruments, and deferred tax assets. Actual results could differ from those estimates.

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

Securities Available for Sale

Available for sale securities are carried at fair value with unrealized gains and losses excluded from earnings and reported separately in other comprehensive income (loss). The Company currently has no securities designated as trading or held-to-maturity. Interest income is recognized at the coupon rate adjusted amortization and accretion of premiums and discounts.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. They are included in non-interest income or expense and, when applicable, are reported as a reclassification adjustment in other comprehensive income (loss).

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on nonaccrual loans is applied to reduce the principal balance outstanding.  Once the loans qualify for a return to accrual status, the interest in accounted for on the cash-basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is generally measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Large groups of small balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for credit quality disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

Commercial Real Estate: Commercial real estate loans, including land and construction, generally possess a higher inherent risk of loss than other real estate portfolio segments. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability of the properties to produce sufficient cash flow to service debt obligations.

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

Although management believes the allowance to be adequate as of each balance sheet date, ultimate losses may vary from its estimates. At least quarterly, the board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulator reviews the adequacy of the allowance. The regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or the fair value less costs to sell.

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of loan servicing rights is netted against loan servicing fee income.

As of January 1, 2020, the Company has elected to make an accounting method change for the valuation of the servicing assets from amortizing cost described above to fair market value.  We believe that the fair value method a more accurate reflection of the value of these assets and is more widely recognized by the SEC, FASB, as well as the investor community.  As a result of this accounting method change, the Company will increase servicing assets and retained earnings by $3.4 million with an after tax effect of $2.6 million.  The adoption of the change will be recorded through a cumulative effect adjustment to retained earnings as of January 1, 2020.  All future adjustments to fair value will run through the income statement.

Other Real Estate Owned

Land and assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure less estimated costs to sell, establishing a new cost basis with any loss on transfer recorded as a charge against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

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

Goodwill and Core Deposit Intangible

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and is included as an asset on the consolidated balance sheets. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Core deposit intangible represents the value of the acquired customer core deposit bases and is included as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over a 66-month period, and is subject to periodic impairment evaluation.

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible.  There was no impairment charge to goodwill or core deposit intangible related to the Fox River Valley acquisition at December 31, 2019.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2019 and 2018, there was no valuation allowance.

The Company files income taxes returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016.

The Company recognizes interest and penalties on income taxes, if any, as a component of other non-interest expense.

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and interest rate swap contracts designed as hedges, are reported as a separate component of the equity section of the consolidated balance sheet. Such items, along with net income, are components of comprehensive income.  Accumulated comprehensive income included unrealized gains (losses) on securities available for sale and unrealized losses on interest rate swap contracts of $2,506 and $(577), respectively, net of tax of $(936) and $216, respectively, as of December 31, 2019.  Accumulated comprehensive loss as of December 31, 2018 included unrealized losses on securities available for sale and unrealized losses on interest rate swap contracts of $(2,221) and $(130), respectively, net of tax of $831 and $49, respectively.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received or paid on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded.

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

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of transfer, it must represent a proportionate (pro rata) ownership interest in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the prior accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU became effective January 1, 2019, and were adopted by the Company retrospectively to the beginning of the adoption period.  Since all of the Company’s leases are operating leases, there was no impact to the consolidated statements of operations; however, a right-of-use asset of $0.2 million and a corresponding liability were recorded on the Company’s balance sheet as of the effective date of the amendment.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.    In October 2019, the FASB voted to delay the effective date for the credit losses standard to January 2023 for certain entities, including SEC filers that qualified as smaller reporting companies and private companies.  As a smaller reporting company, the Company was eligible for the delay and will be deferring adoption until January

2023.  Entities should apply this amendment a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has engaged a third-party software consultant to assist in developing our loss model methodology, and is currently gathering historical data.  At this time, the Company is still assessing the impact of this standard on the consolidated financial statements.  The Company is also developing internal control processes and disclosure documentation related to the adoption of this standard.  Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period.

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

NOTE 2—RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2019 and 2018, these reserve balances amounted to approximately $7.2 million and $4.3 million, respectively.

NOTE 3—SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2019
U.S. government and agency securities	$3,490	$—	$(32)	$3,458
U.S treasury securities	2,499	7	—	2,506
Municipal securities	—	—	—	—
Mortgage-backed securities	149,302	3,633	(166)	152,769
	$155,291	$3,640	$(198)	$158,733
December 31, 2018
U.S. government and agency securities	$4,368	$—	$(37)	$4,331
U.S treasury securities	2,497	—	(6)	2,491
Municipal securities	34,985	33	(498)	34,520
Mortgage-backed securities	157,147	203	(2,747)	154,603
	$198,997	$236	$(3,288)	$195,945

The amortized cost and fair value of securities at December 31, 2019 and 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
December 31, 2019
Due in one year or less	$2,499	$2,506
Due from one to five years	—	—
Due from five to ten years	3,490	3,458
Due after ten years	—	—
Mortgage-backed securities	149,302	152,769
	$155,291	$158,733
December 31, 2018
Due in one year or less	$5,848	$5,843
Due from one to five years	11,113	10,974
Due from five to ten years	8,458	8,382
Due after ten years	16,431	16,143
Mortgage-backed securities	157,147	154,603
	$198,997	$195,945

Proceeds from the sale of securities available-for-sale were $29.4 million and the gross gain was $0.3 million for the year ended December 31, 2019.  There were no securities available for sale sold at a loss during 2019.  There were no sales of securities available for sale for the year ended December 31, 2018.

At December 31, 2019 and 2018 no securities were pledged to secure the FHLB advances besides FHLB stock of $1.6 million and $3.0 million, respectively. There were no securities pledged to secure the Federal Reserve Bank line of credit at December 31, 2019 and 2018; however, there were $63.0 million and $53.4 million of securities pledged to secure municipal customer deposits at December 31, 2019 and 2018, respectively.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2019
U.S. government and agency securities	$—	$—	$3,458	$(32)	$3,458	$(32)
U.S treasury securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Mortgage-backed securities	9,873	(41)	11,867	(125)	21,740	(166)
	$9,873	$(41)	$15,325	$(157)	$25,198	$(198)
December 31, 2018
U.S. government and agency securities	$—	$—	$4,331	$(37)	$4,331	$(37)
U.S treasury securities	2,491	(6)	—	—	2,491	(6)
Municipal securities	4,291	(15)	25,377	(483)	29,668	(498)
Mortgage-backed securities	41,925	(208)	83,319	(2,539)	125,244	(2,747)
	$48,707	$(229)	$113,027	$(3,059)	$161,734	$(3,288)

The unrealized loss on the investments at December 31, 2019 and 2018 was due to normal fluctuations and pricing inefficiencies. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2019 and 2018.

Other-Than-Temporary Impairment

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at December 31, 2019 or 2018.

At December 31, 2019, 34 debt securities had unrealized losses with aggregate depreciation of 0.78% from the Company’s amortized cost basis. At December 31, 2018, 156 debt securities had unrealized losses with aggregate depreciation of 2.03% from the Company’s amortized cost basis.  These unrealized losses related principally to Government National Mortgage Association mortgage-backed and municipal debt securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since none of the unrealized losses relate to deterioration in the underlying repayment sources and management has the indent and ability  hold debt securities until maturity,  the decline is not deemed to be other-than-temporary.

NOTE 4—LOANS

The components of the loan portfolio were as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Agricultural loans	$659,725	$724,508
Commercial real estate loans	235,936	299,212
Commercial loans	95,787	116,460
Residential real estate loans	43,958	66,843
Installment and consumer other	367	272
Total gross loans	1,035,773	1,207,295
Allowance for loan losses	(15,267)	(16,505)
Loans, net	$1,020,506	$1,190,790

The following table presents the aging of the recorded investment in past due loans at December 31, 2019 and 2018:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
December 31, 2019
Agricultural loans	$1,489	$71	$4,974	$6,534	$653,191	$659,725
Commercial real estate loans	—	288	—	288	235,648	235,936
Commercial loans	—	28	228	256	95,531	95,787
Residential real estate loans	—	—	62	62	43,896	43,958
Installment and consumer other	—	—	—	—	367	367
Total	$1,489	$387	$5,264	$7,140	$1,028,633	$1,035,773

December 31, 2018
Agricultural loans	$460	$969	$7,968	$9,397	$715,111	$724,508
Commercial real estate loans	—	—	2,037	2,037	297,175	299,212
Commercial loans	—	—	600	600	115,860	116,460
Residential real estate loans	—	—	—	—	66,843	66,843
Installment and consumer other	—	—	—	—	272	272
Total	$460	$969	$10,605	$12,034	$1,195,261	$1,207,295

The following table lists information on nonaccrual, restructured, and certain past due loans:

	December 31,
	2019	2018
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$5,264	$10,605
Nonaccrual loans 30-89 days past due	1,781	868
Nonaccrual loans, less than 30 days past due	23,923	11,510
Restructured loans not on nonaccrual status	21,783	19,389
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days on accrual by class of loan:

	December 31,
	2019	2018
	(dollars in thousands)
Agricultural loans	$26,415	$19,173
Commercial real estate loans	2,673	2,037
Commercial loans	1,818	1,773
Residential real estate loans	62	—
Total	$30,968	$22,983

The average recorded investment in total impaired loans for the years ended December 31, 2019 and 2018 amounted to approximately $60.6 million and $44.9 million, respectively.  Interest income recognized on total impaired loans for the years ended December 31, 2019 and 2018 amounted to approximately $5.7 million and $4.1 million, respectively. For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $2.9 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively.

The following tables present loans individually evaluated for impairment by class of loans at December 31, 2019 and 2018:

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$14,151	$14,131	$—
Commercial real estate loans	—	—	—
Commercial loans	—	—	—
Residential real estate loans	62	62	—
	$14,213	$14,193	$—

With an allowance recorded
Agricultural loans	$47,225	$44,702	$3,515
Commercial real estate loans	3,681	3,682	836
Commercial loans	2,155	1,862	1,238
Residential real estate loans	—	—	—
	53,061	50,246	5,589
Total	$67,274	$64,439	$5,589

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$22,218	$21,654	$—
Commercial real estate loans	—	—	—
Commercial loans	455	455	—
Residential real estate loans	—	—	—
	$22,673	$22,109	$—

With an allowance recorded
Agricultural loans	$33,090	$31,293	$2,325
Commercial real estate loans	2,037	2,037	583
Commercial loans	1,326	1,318	745
Residential real estate loans	—	—	—
	36,453	34,648	3,653
Total	$59,126	$56,757	$3,653

Changes in the allowance for loan losses by portfolio segment were as follows:

	December 31, 2019
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$12,258	$(518)	$(61)	$58	$11,737
Commercial real estate loans	2,779	613	(3,585)	2,106	1,913
Commercial loans	1,414	364	(282)	103	1,599
Residential real estate loans	53	(38)	—	—	15
Installment and consumer other	1	2	—	—	3
Total	$16,505	$423	$(3,928)	$2,267	$15,267

	December 31, 2018
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$9,712	$3,783	$(1,238)	$1	$12,258
Commercial real estate loans	1,978	(437)	(42)	1,280	2,779
Commercial loans	1,508	(155)	—	61	1,414
Residential real estate loans	47	6	—	—	53
Installment and consumer other	2	(2)	—	1	1
Total	$13,247	$3,195	$(1,280)	$1,343	$16,505

The following tables present the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	December 31, 2019
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,515	$8,222	$11,737
Commercial real estate loans	836	1,077	1,913
Commercial loans	1,238	361	1,599
Residential real estate loans	—	15	15
Installment and consumer other	—	3	3
Total ending allowance for loan losses	5,589	9,678	15,267
Loans:
Agricultural loans	58,833	600,892	659,725
Commercial real estate loans	3,682	232,254	235,936
Commercial loans	1,862	93,925	95,787
Residential real estate loans	62	43,896	43,958
Installment and consumer other	—	367	367
Total loans	64,439	971,334	1,035,773
Net loans	$58,850	$961,656	$1,020,506

	December 31, 2018
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$2,325	$9,933	$12,258
Commercial real estate loans	583	2,196	2,779
Commercial loans	745	669	1,414
Residential real estate loans	—	53	53
Installment and consumer other	—	1	1
Total ending allowance for loan losses	3,653	12,852	16,505
Loans:
Agricultural loans	52,947	671,561	724,508
Commercial real estate loans	2,037	297,175	299,212
Commercial loans	1,773	114,687	116,460
Residential real estate loans	—	66,843	66,843
Installment and consumer other	—	272	272
Total loans	56,757	1,150,538	1,207,295
Net loans	$53,104	$1,137,686	$1,190,790

Troubled Debt Restructurings

The Company had allocated $3.5 million and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2019 and 2018, respectively. The Company had no additional lending commitments at December 31, 2019 and 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and recent performance according to the modified terms of the loan. Once this assurance is reached, the TDR is classified as an accruing loan..  At December 31, 2019, there were $41.0 million TDR loans, of which $19.3 million were classified as nonaccrual and $21.7 million were classified as accruing, and there were $0.3 million unfunded commitments on these loans. At December 31, 2018, there were $31.5 million TDR loans, of which $12.1 million were classified as nonaccrual and $19.4 million were classified as accruing. There were $0.3 million unfunded commitments on these loans.

The following table provides the number of loans modified in a troubled debt restructuring investment by class for the year ended December 31, 2019 and 2018:

	Year ended December 31, 2019		Year ended December 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	42	$17,595	32	$21,261
Commercial real estate loans	1	1,021	—	—
Commercial loans	4	1,115	1	92
Total	47	$19,731	33	$21,353

During the years ended December 31, 2019 and 2018, there were no loans modified as troubled debt restructurings within the previous 12 months that subsequently defaulted.

The following table provides the troubled debt restructurings for the year ended December 31, 2019 and 2018 grouped by type of concession:

	Year ended December 31, 2019		Year ended December 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	4	$844	10	$4,284
Extension of interest-only payments	24	12,436	22	16,977
Rate concession	1	85	—	—
Capitalized interest	1	152	—	—
Term concession	12	4,078	—	—
Commercial real estate loans
Payment concessions	1	1,021	—	—
Commercial loans
Payment concessions	2	69	—	—
Extension of interest-only payments	2	1,046	1	92
Total	47	$19,731	33	$21,353

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

Low Satisfactory. Credits classified as low satisfactory may have more inconsistent earnings but have a fair probability of ongoing ability to meet and/or exceed obligations.

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

Substandard – Performing.  Credits classified as substandard – performing generally have well-defined weaknesses. Collateral coverage is adequate, and the loans are not considered impaired.  Payments are being made and the loans are on accrual status.

Substandard - Impaired. Credits classified as substandard – impaired generally have well-defined weaknesses that jeopardize the repayment of the debt. They have a distinct possibility that a loss will be sustained if the deficiencies are not corrected.  Loans are considered impaired.  Loans are either exhibiting signs of delinquency, are on non-accrual or are identified as a TDR.

Doubtful. Credits classified as doubtful have all the weaknesses inherent in those classified as substandard – impaired with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows:

	As of December 31, 2019
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$388,184	$175,125	$9,239	$28,344	$58,833	$659,725
Commercial real estate loans	209,279	21,703	—	1,272	3,682	235,936
Commercial loans	83,141	10,091	—	693	1,862	95,787
Residential real estate loans	43,473	254	—	169	62	43,958
Installment and consumer other	367	—	—	—	—	367
Total	$724,444	$207,173	$9,239	$30,478	$64,439	$1,035,773

	As of December 31, 2018
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$495,418	$133,582	$564	$41,997	$52,947	$724,508
Commercial real estate loans	253,853	18,968	4,642	19,712	2,037	299,212
Commercial loans	95,842	15,237	1,360	2,248	1,773	116,460
Residential real estate loans	62,787	3,883	—	173	—	66,843
Installment and consumer other	272	—	—	—	—	272
Total	$908,172	$171,670	$6,566	$64,130	$56,757	$1,207,295

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,		Estimated
	2019	2018	Useful Life
	(dollars in thousands)
Land	$2,240	$2,240	N/A
Construction in process	1,319	1,593	N/A
Bank premises	10,038	12,810	35-40 years
Furniture, fixtures, and equipment	6,154	5,686	3-7 years
	19,751	22,329
Accumulated depreciation and amortization	(6,148)	(6,254)
	$13,603	$16,075

Depreciation and amortization expense charged to operations for the years ended December 31, 2019 and 2018 totaled, $1.4 million and $1.3 million, respectively.

As of December 31, 2019, the Company reclassified the Manitowoc, Wisconsin branch location to other assets in a held for sale status.  The net book value of $1.7 million approximates fair value.

NOTE 6—LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. The unpaid principal balances of mortgage and other loans serviced for others were approximately $751.7 million and $661.3 million at December 31, 2019 and 2018, respectively.

The following summarizes servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	December 31,
	2019	2018
	(dollars in thousands)
Loan servicing rights:
Balance, beginning of period	$9,047	$8,950
Additions	6,539	2,879
Impairment	(757)	(597)
Amortization	(2,320)	(2,185)
Balance, end of period	$12,509	$9,047

The fair values of these rights were approximately $15.9 million and $13.2 million at December 31, 2019 and 2018, respectively. For December 31, 2019, the fair value of servicing rights was determined using an assumed discount rate of 14% and prepayment speed primarily ranging from 5% to 10%, depending upon the stratification of the specific right and nominal anticipated credit losses.  For December 31, 2018, the fair value of servicing rights was determined using an assumed discount rate of 20% and prepayment speeds primarily ranging from 4% to 9%.

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

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. There was no impairment charge to goodwill or core deposit intangible in the years ended December 31, 2019 or 2018.

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley on May 13, 2016.  The carrying amount of goodwill was $5.0 million at December 31, 2019 and 2018.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley acquisition is as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,576)	(1,288)
Net book value	$225	$513

NOTE 8—OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Year Ended December 31,
	2019	2018
	(dollars in thousands)
Balance, beginning of period	$6,568	$4,962
Assets foreclosed	6,315	6,104
Write-down of other real estate owned	(626)	(873)
Net gain on sales of other real estate owned	40	231
Proceeds from sale of other real estate owned	(6,776)	(3,856)
Balance, end of period	$5,521	$6,568

Income (expenses) attributable to other real estate owned include the following:

	For the Year Ended December 31,
	2019	2018
	(dollars in thousands)
Net gain on sales of other real estate owned	$40	$231
Write-down of other real estate owned	(626)	(873)
Operating expenses, net of rental income	(162)	(188)
	$(748)	$(830)

NOTE 9—DEPOSITS

Deposits are summarized as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Noninterest-bearing	$138,489	$121,436
NOW and interest checking	67,805	51,779
Savings	6,395	5,770
Money market accounts	247,828	218,929
Certificates of deposit	375,100	356,484
National time deposits	99,485	160,445
Brokered deposits	166,340	308,504
Total deposits	$1,101,442	$1,223,347

Certificates of deposit in amounts of more than $250,000 at December 31, 2019 and 2018 were approximately $240.6 million and $394.1 million, respectively.

The scheduled maturities of certificates of deposit were as follows:

	December 31,
	2019	2018
	(dollars in thousands)
1 year or less	$378,098	$377,588
1 to 2 years	161,251	259,722
2 to 3 years	50,736	103,715
3 to 4 years	26,321	41,259
Over 4 years	14,394	22,956
	$630,800	$805,240

NOTE 10—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $44.4 million and $89.4 million on December 31, 2019 and 2018, respectively. These advances, rates, and maturities were as follows:

			Amount outstanding as of December 31,
	Maturity	Rate	2019	2018
			(dollars in thousands)
Loan Type
Fixed rate, fixed term	01/02/2019	2.54%	$—	$3,000
Fixed rate, fixed term	01/04/2019	2.55%	—	12,000
Fixed rate, fixed term	02/27/2019	1.47%	—	5,000
Fixed rate, fixed term	03/08/2019	1.54%	—	10,000
Fixed rate, fixed term	07/15/2019	1.11%	—	8,000
Fixed rate, fixed term	08/12/2019	2.24%	—	5,000
Fixed rate, fixed term	08/14/2019	1.77%	—	2,000
Fixed rate, fixed term	02/20/2020	1.71%	5,000	5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	8,000
			$44,400	$89,400

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At December 31, 2019 and 2018, the Bank had pledged qualifying mortgage loans of $393.7 million and $453.8 million, respectively.

The Bank had no irrevocable letters of credit with the FHLB as of December 31, 2019 and 2018.

Future maturities of borrowings were as follows:

	December 31,
	2019	2018
	(dollars in thousands)
1 year or less	$18,400	$45,000
1 to 2 years	18,000	18,400
2 to 3 years	8,000	18,000
3 to 4 years	—	8,000
	$44,400	$89,400

As of December 31, 2019 and 2018, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount collateral pledged by the Company, which totaled $127.3 million and $143.4 million in loans at December 31, 2019 and December 31, 2018, respectively.  The borrowings available to the Company were $96.0 million and $111.4 million, as of December 31, 2019 and December 31, 2018, respectively.  There were no outstanding advances included in other borrowings at December 31, 2019 or 2018, respectively.

As of December 31, 2019 and 2018, the Company had an unsecured credit agreement with U.S. Bank, National Association for a $10.0 million revolving line-of-credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The non-usage fee for year ended December 31, 2019 and 2018 was $22 thousand and $42 thousand, respectively.  The line did not have an outstanding balance as of December 31, 2019 or 2018.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At December 31, 2019 and 2018, the amounts of these borrowings were $0.8 million.

The following table sets forth information concerning balances and interest rates on other borrowings as of the dates and for the periods indicated:

	December 31,
	2019	2018
	(dollars in thousands)
Balance outstanding at end of period	$794	$827
Average amount outstanding during the period	800	1,027
Maximum amount outstanding at any month end	1,412	1,278
Weighted average interest rate during the period	4.60%	4.81%
Weighted average interest rate at end of period	4.51%	4.51%

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

The capital securities carry an interest rate identical to that of the related debentures. For Trust II, holders of capital securities are entitled to receive cumulative cash distributions at a rate based on the three month LIBOR plus 1.53% thereafter through maturity, which was 3.44% as of December 31, 2019. For Trust III, holders of capital securities are entitled to receive cumulative cash distributions at a rate based on the three month LIBOR plus 1.69% through maturity, which was 3.60% as of December 31, 2019.  Interest was current through the most recent interest payment date of December 16, 2019.  The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears.

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

The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity dates of the debentures. The capital securities are subject to mandatory redemption upon payment of the debentures. The debentures issued to Trust II and Trust III mature on September 15, 2035 and June 15, 2036, respectively, and may be redeemed if certain conditions are met or at any time within 180 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of Trust II and Trust III, the debentures, or the capital securities. If the debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest.

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

In connection with the merger with Fox River Valley, the Company also acquired all of the common securities of Fox River Valley’s wholly-owned subsidiary, Fox River Valley Capital Trust I, a Delaware statutory trust (the “FRV Trust I”), which issued capital securities that qualify for Tier I capital of the Company.  The Company assumed the $3.6 million of floating rate, junior subordinated debentures, of which the Company owns $0.1 million. The capital securities are non-voting, mandatorily redeemable in 2033 and guaranteed by the Company.

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. Interest was current through the most recent interest payment date of November 29, 2019.

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

On May 30, 2018, the Company entered into a Subordinated Note Purchase Agreement with certain institutional investors pursuant to which the Company sold and issued $30.0 million in aggregate principal amount of its 5.875% fixed-to-floating rate subordinated notes due 2028 (the “Notes”).  The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. The Notes have a stated maturity of June 1, 2028, are redeemable, in whole or in part, on or after June 1, 2023, and at any time upon the occurrences of certain events. The Notes will bear interest at a fixed rate of 5.875% per year, from and including May 30, 2018 to, but excluding, June 1, 2023. From and including June 1, 2023 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 2.88%.  The notes qualify as Tier II capital of the Company.  The Company incurred $0.9 million of costs related to the issuance of the Notes.  These costs have been capitalized are being amortized over the life of the Notes.

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

NOTE 12—PREFERRED STOCK

The Company has 15,000 shares of non-cumulative, nonparticipating preferred stock authorized with a $1,000 per share stated value.  This preferred stock pays a quarterly dividend at a variable rate equivalent to the prime rate plus fifty basis points with a minimum dividend of 4.0%.  The variable rate at December 31, 2019 was 5.25%.  There were 8,000 shares issued and outstanding at both December 31, 2019 and 2018.

NOTE 13—INCOME TAXES

Allocation of income tax expense between current and deferred portions consisted of the following:

	December 31,
	2019	2018
	(dollars in thousands)
Current
Federal income tax	$1,766	$3,713
State income tax	1,449	1,829
Total current	3,215	5,542
Deferred income tax expense (benefit)	1,401	(483)
Total income tax expense	$4,616	$5,059

The reasons for the difference between income tax expense and the amount computed by applying the statutory tax rates to income before taxes were as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Statutory federal tax rate	21%	21%
Income tax at statutory federal rate	$4,425	$4,055
Increase (reduction) resulting from:
State income taxes, net of federal income tax benefit	1,319	1,191
Tax exempt interest	(119)	(193)
Increase in cash surrender value	(100)	(95)
Historical tax credit	(1,465)	—
Other	556	101
Income tax expense	$4,616	$5,059
Effective tax rate	22%	26%

The components of the net deferred tax asset were as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Deferred tax assets:
Management salary continuation accrued	$571	$555
Allowance for loan losses	4,159	4,314
Deferred compensation	842	481
Other real estate owned	265	720
Net operating loss	1,282	1,475
Available for sale investment securities	—	831
Interest rate swap contracts	266	49
Other	63	151
Total deferred tax assets	$7,448	$8,576
Deferred tax liabilities
Loan servicing rights	3,407	2,465
Deferred loan costs	220	289
Depreciation and amortization	1,034	1,057
FHLB stock dividend	21	37
Available for sale investment securities	878	—
Other	435	382
Total deferred tax liabilities	$5,995	$4,230
Net deferred tax assets	$1,453	$4,346

The Company has federal net operating loss carryforwards of approximately $3.6 million as of December 31, 2019.  These losses begin to expire in 2035.  The Company also has state net operating loss carryforwards totaling approximately $8.6 million as of December 31, 2019 which begin to expire in 2032.  These net operating loss carryforwards may be applied against future taxable income.

NOTE 14—OFF-BALANCE SHEET ACTIVITIES

Credit-Related Financial Instruments

The Bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Financial instruments with contract amounts representing credit risk as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Commitments to extend credit and unused lines of credit, including unused credit card lines	$171,101	$179,179
Standby letters of credit	3,930	5,635

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

As of December 31, 2019, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million.  Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $0.8 million and $0.2 million was recognized in accumulated other comprehensive income for the years ended December 31, 2019 and December 31, 2018, respectively, and there was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company pledged $1.6 million and $0.2 million of cash as collateral to the counterparty as of December 31, 2019 and December 31, 2018, respectively.

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. The Company’s contributions are based upon the discretion of the board of directors. Total expense was $0.8 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.

On May 1, 2006, the Company entered into salary continuation agreements with five key employees. Under these agreements, the key employees will receive $60,000 per year beginning on the later of attaining age 65 or their separation from service and continuing for 15 years.  During 2011, the Company entered into a salary continuation agreement with an additional key employee. Under this agreement, the key employee will receive amounts ranging between $36,000 and $60,000 annually, depending on the employee’s age at separation, commencing upon retirement and continuing for 15 years.  Each of these agreements allow for early retirement opportunities or modifications which may reduce the annual payment.

As of December 31, 2019 and 2018, the Company had accrued $2.1 million and $2.0 million, respectively, in conjunction with these salary continuation agreements.  The payouts under these agreements for the years ending December 31, 2019 and 2018 were $105 thousand in each year.

NOTE 17—EQUITY INCENTIVE PLAN

In 2016, the Company’s shareholders approved the Company’s 2016 Equity Incentive Compensation Plan (the “Plan”).  Under the Plan, the Company may grant options and stock awards to its directors, officers and employees for shares of the Company’s common stock. Both qualified and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units may be granted and issued, respectively, under the Plan.  As of December 31, 2019, 159,445 shares remained available under the Plan.

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2019	2018
Risk-free interest rates	1.42%-2.56%	2.59-2.91%
Dividend yields	0.76%-1.59%	1.03%-1.61%
Expected volatility	34.00%	36.00%
Weighted-average expected life of options	7.00 years	7.00 years

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history of declaring dividends on its common stock.

The activity of the Company’s outstanding stock options for the years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	208,988	$18.15		228,318	$17.24
Granted	30,495	19.91		22,675	25.19
Exercised	(21,224)	12.47		(30,217)	15.19
Forfeited/expired	(3,355)	19.88		(11,788)	21.55
Outstanding, end of period	214,904	$18.94	$2,405	208,988	$18.15	$209
Options exercisable at period-end	164,083	$17.96	$2,023	159,456	$16.54	$19
Weighted-average fair value of options granted during the period (2)		$6.86			$9.41

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2019 and 2018. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2019 and 2018 was as follows:

	December 31, 2019
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.00	26,400	1.02 Years	$12.00	26,400	1.02 Years	$12.00
13.02-14.83	36,220	3.70 Years	13.88	36,220	3.70 Years	13.88
17.14-19.88	100,060	6.42 Years	19.28	78,178	5.62 Years	19.68
20.92-24.98	20,291	8.59 Years	23.42	7,672	7.23 Years	22.82
25.24-27.31	31,933	7.85 Years	26.49	15,613	7.60 Years	26.54
Outstanding, end of period	214,904		$18.94	164,083		$17.96

	December 31, 2018
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.00	45,680	1.52 Years	$12.00	45,680	1.52 Years	$12.00
13.02-14.83	36,220	4.70 Years	13.88	32,770	4.63 Years	13.78
17.15-19.88	85,396	6.71 Years	19.58	71,623	6.50 Years	19.63
20.92-24.98	10,714	8.45 Years	23.34	4,101	8.04 Years	22.37
25.24-27.31	30,978	8.78 Years	26.50	5,282	8.24 Years	26.63
Outstanding, end of period	208,988		$18.15	159,456		$16.54

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options, December 31, 2017	85,594	$6.04
Granted	22,675	9.41
Vested	(40,681)	5.67
Forfeited/exercised	(18,056)	6.13
Nonvested options, December 31, 2018	49,532	$7.86
Granted	30,495	6.86
Vested	(27,528)	6.94
Forfeited/exercised	(1,678)	4.88
Nonvested options, December 31, 2019	50,821	$7.86

Activity in restricted stock awards and restricted stock units during 2019 and 2018 was as follows:

	December 31, 2019
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	28,701	$21.02
Granted	—	—
Vested	(15,579)	19.50
Forfeited/expired	(226)	27.15
Outstanding, end of period	12,896	$22.75

	December 31, 2018
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	41,217	$18.35
Granted	6,611	27.15
Vested	(15,014)	15.71
Forfeited/expired	(4,113)	23.51
Outstanding, end of period	28,701	$21.02

	December 31, 2019
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	11,772	$27.15
Granted	24,382	17.54
Issued	(3,654)	27.42
Forfeited/expired	(375)	18.11
Outstanding, end of period	32,125	$21.91

	December 31, 2018
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	8,691	$25.53
Granted	9,840	27.46
Issued	(4,036)	24.25
Forfeited/expired	(2,723)	27.41
Outstanding, end of period	11,772	$27.15

For the years ended December 31, 2019 and 2018, share-based compensation expense, including options, restricted stock awards, and restricted stock units, applicable to the Plan was $0.7 million and $0.5 million, respectively, and the recognized tax benefit related to this expense was $0.2 million and $0.1 million, respectively.

As of December 31, 2019, unrecognized share-based compensation expense related to nonvested options and restricted stock amounted to $0.4 million and is expected to be recognized over a weighted average period of 1.54 years.

NOTE 18—REGULATORY MATTERS

The Company (on a consolidated basis) and Bank are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (applicable only to the Bank), the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations), and of Tier 1 Common Equity (as defined in the regulations) to risk-weighted assets. Management believed, as of December 31, 2019 and 2018, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2019, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Tier 1 Common Equity ratios as set forth in the following table.  There were no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes(a):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2019
Total Capital (to risk weighted assets):
Company	225,094	19.41%	121,746	10.50%	Not applicable
Bank	216,198	18.70%	121,396	10.50%	$115,615	10.00%
Tier 1 Capital (to risk weighted assets):
Company	180,620	15.58%	98,557	8.50%	Not applicable
Bank	201,735	17.45%	98,273	8.50%	92,492	8.00%
Tier 1 Capital (to average assets):
Company	180,620	12.42%	58,182	4.00%	Not applicable
Bank	201,735	14.68%	54,962	4.00%	68,702	5.00%
Tier 1 Common Equity (to risk weighted assets):
Company	156,969	13.54%	81,164	7.00%	Not applicable
Bank	201,735	17.45%	80,930	7.00%	75,150	6.50%

December 31, 2018
Total Capital (to risk weighted assets):
Company	210,768	15.81%	131,664	9.875%	Not applicable
Bank	204,327	15.35%	131,488	9.875%	$133,153	10.00%
Tier 1 Capital (to risk weighted assets):
Company	164,675	12.35%	104,998	7.875%	Not applicable
Bank	187,679	14.09%	104,858	7.875%	106,522	8.00%
Tier 1 Capital (to average assets):
Company	164,675	11.09%	59,374	4.00%	Not applicable
Bank	187,679	12.44%	60,330	4.00%	75,413	5.00%
Tier 1 Common Equity (to risk weighted assets):
Company	141,085	10.58%	84,999	6.375%	Not applicable
Bank	187,679	14.09%	84,885	6.375%	86,549	6.50%

(a)	The ratios for December 31, 2019 and 2018 include a capital conservation buffer of 2.5% and 1.875%, respectively.

The Basel III Rule implemented a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.  The capital conservation buffer was subject to a three-year phase-in period that began on January 1, 2016 and was fully phased in on January 1, 2019 at 2.5%.  As of December 31, 2019 and 2018, the ratios for the Company and the Bank exceeded the fully phased-in conservation buffer.

NOTE 19—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates.

Activity consisted of the following:

	December 31,
	2019	2018
	(dollars in thousands)
Balance, beginning of period	$5,637	$6,969
New loans	2,174	4,055
Repayments	(3,737)	(5,387)
Balance, end of period	$4,074	$5,637

Deposits from related parties held by the Bank at December 31, 2019 and 2018 amounted to $6.0 million and $5.2 million, respectively.

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

Commitments to Extend Credit and Standby Letters of Credit

As of December 31, 2019 and 2018, the carrying and fair values of commitments to extend credit and standby letters of credit are not considered significant.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2019
Securities available for sale:
U.S. government and agency securities	$—	$3,458	$—	$3,458
U.S treasury securities	—	2,506	—	2,506
Mortgage-backed securities	—	152,769	—	152,769
Total assets at fair value	$—	$158,733	$—	$158,733
Derivative instruments, interest rate swaps	$—	$972	$—	$972
Total liabilities at fair value	$—	$972	$—	$972
December 31, 2018
Securities available for sale:
U.S. government and agency securities	$—	$4,331	$—	$4,331
U.S treasury securities	—	2,491	—	2,491
Municipal securities	—	34,520	—	34,520
Mortgage-backed securities	—	154,603	—	154,603
Total assets at fair value	$—	$195,945	$—	$195,945
Derivative instruments, interest rate swaps	$—	$179	$—	$179
Total liabilities at fair value	$—	$179	$—	$179

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
December 31, 2019
Impaired loans	$—	$—	$44,657
Other real estate owned	—	—	5,521
Total assets at fair value	$—	$—	$50,178
December 31, 2018
Impaired loans	$—	$—	$30,995
Other real estate owned	—	—	6,568
Total assets at fair value	$—	$—	$37,563

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2019
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	5%-64% (29%)

December 31, 2018
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	16%-54% (32%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$108,457	$108,457	$50,952	$50,952	1
Interest earning cash at other financial institutions	20,554	20,554	10,135	10,135	1
FHLB Stock	1,628	1,628	2,978	2,978	2
Securities available for sale	158,733	158,733	195,945	195,945	2
Loans, net of allowance for loan losses	1,020,506	1,024,062	1,190,790	1,187,330	3
Loans held for sale	2,151	2,151	2,949	2,949	3
Accrued interest receivable	2,571	2,571	3,878	3,878	2
Loan servicing rights	12,509	15,921	9,047	13,198	3
Financial liabilities:
Deposits:
Time	640,925	635,558	805,240	801,267	2
Other deposits	460,517	460,517	418,107	418,107	1
Other borrowings	794	794	827	827	3
Advances from FHLB	44,400	44,578	89,400	88,725	2
Subordinated debentures	44,858	44,858	44,703	44,703	3
Accrued interest payable	4,769	4,769	4,013	4,013	2
Derivative instruments, interest rate swaps	972	972	179	179	2

NOTE 21—EARNINGS PER SHARE

Earnings per common share (“EPS”) was computed based on the following:

	For the Year Ended
	December 31,
	2019	2018
	(dollars in thousands except share data)
Net income from continuing operations	$16,452	$14,251
Less: preferred stock dividends	472	413
Income available to common shareholders for basic EPS	$15,980	$13,838

Average number of common shares issued	7,163,650	7,177,212
Less: weighted average treasury shares	443,873	442,206
Plus: weighted average nonvested equity incentive plan shares	27,804	30,955
Weighted average number of common shares outstanding	6,747,581	6,704,051
Effect of dilutive options	21,344	68,876
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,768,925	6,772,927

NOTE 22—DIVIDEND AND CAPITAL RESTRICTIONS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Cash dividends paid to the Company by the Bank were $6.0 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 23—SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2019, but prior to issuance that provided additional evidence about conditions that existed at December 31, 2019, have been recognized in the financial statements for the year ended December 31, 2019. Events or transactions that provided evidence about conditions that did not exist at December 31, 2019, but arose before the consolidated financial statements were issued have not been recognized in the consolidated financial statements for the year ended December 31, 2019.

On January 29, 2020, the Company announced the authorization of a stock repurchase plan that allows for the repurchase of up to 673,000 shares of its common stock through January 23, 2023.

On February 18, 2020, our Board of Directors declared a quarterly dividend totaling $0.07 per share for shareholders of record as of March 6, 2020, and payable on March 20, 2020.

On March 2, 2020, the Company finalized the sale of its branch location in Manitowoc, Wisconsin for $1.5 million which resulted in a net loss on the sale of assets of $0.3 million.  In addition to the sale, the Company entered into a 10-year triple-net lease agreement with the purchaser to leaseback a portion of the building for $13 thousand per month, which will result in the Company recording a right-of-use asset of $1.4 million in the first quarter of 2020.

NOTE 24 – UNAUDITED INTERIM FINANCIAL DATA

Unaudited quarterly financial data for the periods indicated is summarized below:

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$15,239	$16,759	$17,208	$17,126
Interest expense	5,701	6,507	6,776	6,566
Net interest income	9,538	10,252	10,432	10,560
Provision for loan losses	(51)	(1,154)	876	752
Net interest income after provision for loan losses	9,589	11,406	9,556	9,808
Non-interest income	3,722	4,034	2,887	2,750
Non-interest expense	10,265	7,668	7,446	7,305
Income tax expense	(258)	2,090	1,293	1,491
Net income	$3,304	$5,682	$3,704	$3,762

Basic earnings per share	$0.47	$0.82	$0.53	$0.54
Diluted earnings per share	$0.47	$0.82	$0.53	$0.54
Dividends declared per share	$0.05	$0.05	$0.05	$0.05

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$17,110	$16,651	$15,763	$14,693
Interest expense	6,367	6,047	5,425	4,423
Net interest income	10,743	10,604	10,338	10,270
Provision for loan losses	1,572	993	533	97
Net interest income after provision for loan losses	9,171	9,611	9,805	10,173
Non-interest income	2,320	2,157	2,316	2,040
Non-interest expense	7,538	7,023	6,937	6,785
Income tax expense	1,123	1,228	1,334	1,374
Net income	$2,830	$3,517	$3,850	$4,054

Basic earnings per share	$0.41	$0.51	$0.56	$0.59
Diluted earnings per share	$0.40	$0.50	$0.55	$0.58
Dividends declared per share	$0.07	$0.07	$0.07	$0.07

NOTE 25 – COUNTY BANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$5,016	$4,490
Investment in bank subsidiary	204,240	185,458
Goodwill	5,038	5,038
Other assets	3,566	2,344
Total assets	$217,860	$197,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$1,239	$343
Subordinated debentures	44,858	44,703
Shareholders' equity	171,763	152,284
Total liabilities and shareholders' equity	$217,860	$197,330

CONDENSED STATEMENTS OF OPERATIONS

	December 31, 2019	December 31, 2018
	(dollars in thousands)
INTEREST AND DIVIDEND INCOME	$147	$2,112

EXPENSES
Interest expense	2,743	1,804
Other operating expenses	1,398	1,409
Total expenses	4,141	3,213
Income before income taxes and equity in undistributed net income of subsidiary	(3,994)	(1,101)
Income tax benefit	1,085	837
Equity in undistributed net income of subsidiary	19,361	14,515
NET INCOME	$16,452	$14,251

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2019	December 31, 2018
	(dollars in thousands)
Cash flows from operating activities
Net income	$16,452	$14,251
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiary	(19,361)	(14,515)
Amortization of core deposit intangible	288	406
Amortization of subordinated debenture costs	155	122
Net change in:
Other assets	(1,559)	1,967
Other liabilities	102	(58)
Net cash provided by (used in) operating activities	(3,923)	2,173
Cash flows from investing activities
Dividends received from (contributions to) subsidiary	6,000	(25,000)
Net cash provided by (used in) investing activities	6,000	(25,000)
Cash flows from financing activities
Proceeds from issuance of common stock	265	459
Increase in subordinated debentures	—	29,058
Dividends paid on preferred stock	(472)	(413)
Dividends paid on common stock	(1,344)	(1,874)
Net cash provided by (used in) financing activities	(1,551)	27,230
Net change in cash and cash equivalents	526	4,403
Cash and cash equivalents, beginning of period	4,490	87
Cash and cash equivalents, end of period	$5,016	$4,490

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting: There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

REPORT BY COUNTY BANCORP, INC.’S MANAGEMENT

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believed that as of December 31, 2019, the Company maintained effective internal control over financial reporting based on those criteria.  Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act as we availed ourselves of the exemptions available to us under the JOBS Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be included in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors” and “Corporate Governance Matters” and is incorporated herein by reference. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the captions “Executive Compensation,” “Proposal 1: Election of Directors” and “Corporate Governance Matters” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 will be included in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the captions “Corporate Governance Matters” and “Certain Relationships and Related Party Transactions” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

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

3.2

Third Amended and Restated Bylaws of County Bancorp, Inc. as of November 20, 2018 (Incorporated by reference to Exhibit 3.1 of County Bancorp, Inc.’s current report on Form 8-K filed on November 27, 2018)

4.1

Instruments Defining the Rights of Security Holders, Including Indentures.

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

4.3	Description of the Company’s common stock (Filed herewith)

4.4

Indenture, dated May 30, 2018, by and between County Bancorp, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on May 30, 2018)

4.5

Forms of 5.875% Fixed to Floating Rate Subordinated Note due June 1, 2028 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on May 30, 2018)

10.1+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Timothy J. Schneider, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.2 of County Bancorp, Inc.’s quarterly report on Form 10-Q filed on August 8, 2017)

10.2+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Mark R. Binversie, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.3 of County Bancorp, Inc. quarterly report on Form 10-Q filed on August 8, 2017)

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

333-213536) filed on September 8, 2016)

10.12+

Form of County Bancorp, Inc. 2016 Long Term Incentive Plan Deferred Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on February 24, 2017)

10.13+

First Amendment to the County Bancorp, Inc. 2016 Long Term Incentive Plan, effective November 15, 2016 (Incorporated by reference to Exhibit 10.16 of County Bancorp, Inc.’s annual report on Form 10-K filed on March 23, 2017)

10.14+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and David A. Coggins, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.4 of County Bancorp, Inc.’s quarterly report on Form 10-Q filed on August 8, 2017)

10.15+

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Glen L. Stiteley, dated as of August 15, 2017 (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on July 20, 2017)

10.16 +

Employment Agreement among County Bancorp, Inc., Investors Community Bank and Mark A. Miller, dated as of August 7, 2017 (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s quarterly report on Form 10-Q filed on May 9, 2019)

10.17	Form of Pre-Retirement Split Dollar Agreement (Filed herewith)

10.18

Credit Agreement, dated as of September 14, 2017, by and between County Bancorp, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on September 18, 2017)

10.19

Second Amendment to Credit Agreement, dated as of September 25, 2019, by and between County Bancorp, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s quarterly report on Form 10-Q filed on November 7, 2019)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Plante Moran PLLC (Filed herewith)

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1	Certification of the President pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schena Document (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (Filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith)
+	Indicates a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTY BANCORP, INC

Date:	March 13, 2020	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy J. Schneider Timothy J. Schneider	President (principal executive officer) and Director	March 13, 2020

/s/ Glen L. Stiteley	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 13, 2020
Glen L. Stiteley
/s/ William C. Censky	Chairman of the Board and Director	March 13, 2020
William C. Censky
/s/ Mark R. Binversie	Director	March 13, 2020
Mark R. Binversie
/s/ Lynn D. Davis	Director	March 13, 2020
Lynn D. Davis
/s/ Jacob B. Eisen	Director	March 13, 2020
Jacob B. Eisen
/s/ Edson P. Foster, Jr.	Director	March 13, 2020
Edson P. Foster, Jr.
/s/ Vicki L. Leinbach	Director	March 13, 2020
Vicki L. Leinbach
/s/ Robert E. Matzke	Director	March 13, 2020
Robert E. Matzke
/s/ Wayne D. Mueller	Director	March 13, 2020
Wayne D. Mueller
/s/ Patrick J. Roe	Director	March 13, 2020
Patrick J. Roe
/s/ Kathi P. Seifert	Director	March 13, 2020
Kathi P. Seifert
Director
Andrew J. Steimle
/s/ Gary J. Ziegelbauer	Director	March 13, 2020
Gary J. Ziegelbauer