Form 10-Q
period 2020-03-31
County Bancorp, Inc.
filed 2020-05-08
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 6,452,559 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$20,934	$108,457
Interest earning cash at other financial institutions	611	20,554
Securities available-for-sale, at fair value	246,148	158,733
FHLB Stock	4,903	1,628
Loans held for sale	14,388	2,151
Loans, net of allowance for loan losses of $17,547 as of March 31, 2020; $15,267 as of December 31, 2019	994,889	1,020,506
Premises and equipment, net	15,115	13,603
Loan servicing rights	16,211	12,509
Other real estate owned, net	3,247	5,521
Cash surrender value of bank owned life insurance	28,458	18,302
Deferred tax asset, net	439	1,453
Goodwill	—	5,038
Core deposit intangible, net	171	225
Accrued interest receivable and other assets	9,460	10,099
Total assets	$1,354,974	$1,378,779

LIABILITIES
Deposits:
Noninterest-bearing	$117,434	$138,489
Interest-bearing	902,526	962,953
Total deposits	1,019,960	1,101,442
Other borrowings	2,193	794
Advances from FHLB	109,400	44,400
Subordinated debentures	44,896	44,858
Accrued interest payable and other liabilities	13,479	15,256
Total liabilities	1,189,928	1,206,750

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,196,360 shares issued and 6,496,790 shares outstanding at March 31, 2020; 7,178,052 shares issued and 6,734,132 shares outstanding as of December 31, 2019	28	28
Surplus	54,631	54,122
Retained earnings	109,833	113,111
Treasury stock, at cost; 699,570 shares at March 31, 2020; 443,920 shares at December 31, 2019	(10,883)	(5,030)
Accumulated other comprehensive income	3,437	1,798
Total shareholders' equity	165,046	172,029
Total liabilities and shareholders' equity	$1,354,974	$1,378,779

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,582	$15,501
Taxable securities	1,282	1,186
Tax-exempt securities	6	175
Federal funds sold and other	225	264
Total interest and dividend income	14,095	17,126

INTEREST EXPENSE
Deposits	4,347	5,424
FHLB advances and other borrowed funds	244	464
Subordinated debentures	706	678
Total interest expense	5,297	6,566
Net interest income	8,798	10,560
Provision for loan losses	2,218	752
Net interest income after provision for loan losses	6,580	9,808
NON-INTEREST INCOME
Services charges	342	353
Gain (loss) on sale of loans, net	38	(1)
Loan servicing fees	2,120	1,747
Other	203	651
Total non-interest income	2,703	2,750
NON-INTEREST EXPENSE
Employee compensation and benefits	5,260	4,482
Occupancy	354	389
Information processing	670	563
Professional fees	401	399
Writedown of other real estate owned	1,360	—
Goodwill impairment	5,038	—
Other	1,935	1,472
Total non-interest expense	15,018	7,305
Income (loss) before income taxes	(5,735)	5,253
Income tax expense (benefit)	(547)	1,491
NET INCOME (LOSS)	$(5,188)	$3,762

NET INCOME (LOSS) PER SHARE:
Basic	$(0.79)	$0.54
Diluted	$(0.78)	$0.54
Dividends paid per share	$0.07	$0.05

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net income (loss)	$(5,188)	$3,762
Other comprehensive income:
Unrealized gain on securities available-for-sale	3,447	3,652
Income tax expense	(939)	(995)
Total other comprehensive income on securities available-for-sale	2,508	2,657
Unrealized loss on derivatives arising during the period	(1,194)	(481)
Income tax benefit	325	129
Total other comprehensive loss on derivatives	(869)	(352)
Total other comprehensive income	1,639	2,305
Comprehensive income (loss)	$(3,549)	$6,067

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284
Net income	—	—	—	3,762	—	—	3,762
Other comprehensive income	—	—	—	—	—	2,305	2,305
Stock compensation expense	—	—	118	—	—	—	118
Cash dividends declared on common stock	—	—	—	(335)	—	—	(335)
Cash dividends declared on preferred stock	—	—	—	(117)	—	—	(117)
Balance at March 31, 2019	$8,000	$28	$53,280	$101,785	$(5,030)	$(46)	$158,017

Balance at December 31, 2019	$8,000	$28	$54,122	$113,111	$(5,030)	$1,798	$172,029
Impact of cumulative effect of change in accounting principle(1)	—	—	—	2,484	—	—	2,484
Balance at January 1, 2020	$8,000	$28	$54,122	$115,595	$(5,030)	$1,798	$174,513
Net loss	—	—	—	(5,188)	—	—	(5,188)
Other comprehensive income	—	—	—	—	—	1,639	1,639
Stock compensation expense	—	—	314	—	—	—	314
Cash dividends declared on common stock	—	—	—	(466)	—	—	(466)
Cash dividends declared on preferred stock	—	—	—	(108)	—	—	(108)
Treasury stock purchases (255,650 shares)	—	—	—	—	(5,853)	—	(5,853)
Proceeds from exercise of common stock options (14,590 shares)	—	—	195	—	—	—	195
Balance at March 31, 2020	$8,000	$28	$54,631	$109,833	$(10,883)	$3,437	$165,046

(1)	Related to the change in accounting principle for the value of loan servicing rights, net of tax effects. See Note 1 for additional discussion.

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31, 2020	March 31, 2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$(5,188)	$3,762
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	345	342
Amortization of core deposit intangible	54	83
Amortization of subordinated debentures discount	38	39
Impairment of goodwill	5,038	—
Provision for loan losses	2,218	752
Realized gain on sales of securities available-for-sale	—	(136)
Realized loss on sales of premises and equipment	350	—
Realized loss on sales of other real estate owned	4	—
Writedown of other real estate owned	1,360	—
Increase in cash surrender value of bank owned life insurance	(156)	(111)
Deferred income tax expense (benefit)	(253)	398
Stock compensation expense	314	118
Net amortization of securities	171	153
Net change in:
Accrued interest receivable and other assets	(1,103)	(1,250)
Loans held for sale	(12,237)	199
Loan servicing rights	(1,218)	(228)
Accrued interest payable and other liabilities	(2,314)	(228)
Net cash provided by (used in) operating activities	(12,577)	3,893
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	5,315	7,234
Purchases of securities available-for-sale	(89,455)	—
Purchase of FHLB stock	(3,275)	(20)
Purchases of bank owned life insurance	(10,000)	—
Loan originations and principal collections, net	23,399	23,421
Proceeds from sales of premises and equipment	1,381	—
Purchases of premises and equipment	(1,849)	(84)
Proceeds from sales of other real estate owned	910	2,832
Net cash provided by (used in) investing activities	(73,574)	33,383
Cash flows from financing activities
Net decrease in demand and savings deposits	(33,756)	(14,388)
Net decrease in certificates of deposits	(47,726)	(32,682)
Net change in other borrowings	1,399	585
Proceeds from FHLB advances	255,000	94,000
Repayment of FHLB advances	(190,000)	(83,000)
Payments to acquire treasury stock	(5,853)	—
Proceeds from issuance of common stock	195	—
Dividends paid on common stock	(466)	(335)
Dividends paid on preferred stock	(108)	(117)
Net cash used in financing activities	(21,315)	(35,937)
Net change in cash and cash equivalents	(107,466)	1,339
Cash and cash equivalents, beginning of period	129,011	61,087
Cash and cash equivalents, end of period	$21,545	$62,426

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,774	$5,135
Income taxes	$—	$—
Noncash operating activities:
Change in accounting principle	$2,484	$—
Noncash investing activities:
Transfer from loans to other real estate owned	$—	$1,147
Loans charged off	$—	$390

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2020.  The results of operations for the three months ended March 31, 2020 may not necessarily be indicative of the results to be expected for the year ending December 31, 2020, or for any other period.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020.

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

New Accounting Pronouncements

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Section 4013 of the CARES Act allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the COVID-19 pandemic.  The Company has elected to implement Section 4013, however for the three months ended March 31, 2020, the effect on the financial statements is not material.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Entities should apply this amendment by a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has engaged a third-party software consultant and is currently testing the model’s methodology in parallel to current loss model calculations.  At this time, the effect this ASU will have on its consolidated financial statements is still being quantified as the Company ensures data, assumptions, and methods all comply with the requirements of ASU 2016-13.  This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  In October 2019, the FASB voted to delay the effective date for the credit losses standard to January 2023 for certain entities, including SEC filers that qualify as smaller reporting companies and private companies.  As a smaller reporting company, the Company is eligible for the delay and will be deferring adoption.  Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period.

 In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which focuses on improving the effectiveness of disclosures in the notes to the financial statements.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  The amendment became effective on January 1, 2020, and the adoption did not have a material effect on the Company’s financial statements.

Change in Accounting Principle

As of January 1, 2020, the Company elected to make an accounting principle change for the valuation of the loan servicing assets from amortized cost to fair market value.  Under the amortized cost method, servicing rights were amortized in proportion to and over the period of estimated net servicing income.  The amortized cost of these assets was assessed for impairment at each reporting date.  Under the fair market value method, the value of the asset is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the discount rate, the custodial earnings rate, prepayment speeds and default rates and losses.

We believe that the fair value method is the preferred method of presenting these assets and is more widely recognized by current and potential investors.  These assets represent the value of future net revenue streams.  Updating the estimate of these cash flow streams based on both observable and unobservable trends and inputs at each reporting period provides meaningful changes to the economic value to shareholders.  The amortized cost approach requires a periodic impairment test; however, it does not provide any transparency if the portfolio, or certain tranches within the portfolio, have significant increases in value.  Therefore, the fair value method provides a balanced, measurement policy for the benefit of the investing public.  As a result of this accounting principle change, servicing assets increased by $3.4 million and deferred tax assets decreased by $0.9 million.  The adoption of the change was recorded through a cumulative effect adjustment to retained earnings as of January 1, 2020, of $2.5 million.  All future adjustments to fair value will be reflected in the income statement.

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

	For the Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Net income (loss) from continuing operations	$(5,188)	$3,762
Less: preferred stock dividends	108	117
Income (loss) available to common shareholders for basic earnings per common share	$(5,296)	$3,645

Weighted average number of common shares issued	7,182,945	7,153,174
Less: weighted average treasury shares	518,740	443,729
Plus: weighted average of participating restricted stock units	39,785	16,260
Weighted average number of common shares and participating securities outstanding	6,703,990	6,725,705
Effect of dilutive options	49,072	21,323
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,753,062	6,747,028
Weighted average of anti-dilutive options	55,764	134,824

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of March 31, 2020 and December 31, 2019 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2020
U.S. government and agency securities	$16,266	$—	$(213)	$16,053
U.S. treasury securities	2,500	5	—	2,505
Asset-backed securities	17,328	—	(838)	16,490
Municipal securities	37,673	1,475	(621)	38,527
Mortgage-backed securities	165,492	7,226	(145)	172,573
	$239,259	$8,706	$(1,817)	$246,148
December 31, 2019
U.S. government and agency securities	$3,490	$—	$(32)	$3,458
U.S. treasury securities	2,499	7	—	2,506
Mortgage-backed securities	149,302	3,633	(166)	152,769
	$155,291	$3,640	$(198)	$158,733

The amortized cost and fair value of securities at March 31, 2020 and December 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
March 31, 2020
Due in one year or less	$2,500	$2,505
Due from one to five years	—	—
Due from five to ten years	7,238	7,272
Due after ten years	64,029	63,798
Mortgage-backed securities	165,492	172,573
	$239,259	$246,148
December 31, 2019
Due in one year or less	$2,499	$2,506
Due from one to five years	—	—
Due from five to ten years	3,490	3,458
Due after ten years	—	—
Mortgage-backed securities	149,302	152,769
	$155,291	$158,733

There were no security sales for the three months ended March 31, 2020 and 2019.

At March 31, 2020 and December 31, 2019, there were $47.6 million and $63.0 million, respectively, of securities pledged at the Federal Reserve Bank to secure municipial customer deposts.

Federal Home Loan Bank (FHLB) advances were secured by $4.9 million and $1.6 million FHLB stock at March 31, 2020 and December 31, 2019, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2020
U.S. government and agency securities	$13,374	$(184)	$2,680	$(29)	$16,054	$(213)
U.S. treasury securities	—	—	—	—	—	—
Asset-backed securities	16,490	(838)	—	—	16,490	(838)
Municipal securities	18,430	(621)	—	—	18,430	(621)
Mortgage-backed securities	5,005	(37)	4,616	(108)	9,621	(145)
	$53,299	$(1,680)	$7,296	$(137)	$60,595	$(1,817)
December 31, 2019
U.S. government and agency securities	$—	$—	$3,458	$(32)	$3,458	$(32)
U.S. treasury securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Mortgage-backed securities	9,873	(41)	11,867	(125)	21,740	(166)
	$9,873	$(41)	$15,325	$(157)	$25,198	$(198)

The unrealized losses on the investments at March 31, 2020 and December 31, 2019 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2020 and December 31, 2019.

NOTE 4 – LOANS

The components of loans were as follows:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Agricultural loans	$642,066	$659,725
Commercial real estate loans	233,293	235,936
Commercial loans	92,017	95,787
Residential real estate loans	44,951	43,958
Installment and consumer other	109	367
Total gross loans	1,012,436	1,035,773
Allowance for loan losses	(17,547)	(15,267)
Net loans	$994,889	$1,020,506

Changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
For the Three Months Ended March 31, 2020
Balance, beginning of period	$11,737	$1,913	$1,599	$15	$3	$15,267
Provision for loan losses	948	603	573	97	(3)	2,218
Loans charged off	—	—	—	—	—	—
Recoveries	—	61	1	—	—	62
Balance, end of period	$12,685	$2,577	$2,173	$112	—	$17,547

For the Three Months Ended March 31, 2019
Balance, beginning of period	$12,258	$2,779	$1,414	$53	$1	$16,505
Provision for loan losses	(135)	1,138	(214)	(37)	—	752
Loans charged off	—	(390)	—	—	—	(390)
Recoveries	—	625	1	—	—	626
Balance, end of period	$12,123	$4,152	$1,201	$16	$1	$17,493

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  March 31, 2020 and December 31, 2019:

	March 31, 2020
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,678	$9,007	$12,685
Commercial real estate loans	802	1,775	2,577
Commercial loans	1,310	863	2,173
Residential real estate loans	—	112	112
Installment and consumer other	—	—	—
Total ending allowance for loan losses	5,790	11,757	17,547
Loans:
Agricultural loans	60,234	581,832	642,066
Commercial real estate loans	3,640	229,653	233,293
Commercial loans	1,837	90,180	92,017
Residential real estate loans	60	44,891	44,951
Installment and consumer other	—	109	109
Total loans	65,771	946,665	1,012,436
Net loans	$59,981	$934,908	$994,889

	December 31, 2019
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,515	$8,222	$11,737
Commercial real estate loans	836	1,077	1,913
Commercial loans	1,238	361	1,599
Residential real estate loans	—	15	15
Installment and consumer other	—	3	3
Total ending allowance for loan losses	5,589	9,678	15,267
Loans:
Agricultural loans	58,833	600,892	659,725
Commercial real estate loans	3,682	232,254	235,936
Commercial loans	1,862	93,925	95,787
Residential real estate loans	62	43,896	43,958
Installment and consumer other	—	367	367
Total loans	64,439	971,334	1,035,773
Net loans	$58,850	$961,656	$1,020,506

The following tables present loans individually evaluated for impairment by class of loans at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$15,194	$14,424	$—
Commercial real estate loans	—	—	—
Commercial loans	44	43	—
Residential real estate loans	61	60	—
	$15,299	$14,527	$—

With an allowance recorded:
Agricultural loans	$48,682	$45,810	$3,678
Commercial real estate loans	3,674	3,640	802
Commercial loans	2,110	1,794	1,310
Residential real estate loans	—	—	—
	$54,466	$51,244	$5,790
Total	$69,765	$65,771	$5,790

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$14,151	$14,131	$—
Commercial real estate loans	—	—	—
Commercial loans	—	-	—
Residential real estate loans	62	62	—
	$14,213	$14,193	$—

With an allowance recorded:
Agricultural loans	$47,225	$44,702	$3,515
Commercial real estate loans	3,681	3,682	836
Commercial loans	2,155	1,862	1,238
Residential real estate loans	—	—	—
	$53,061	$50,246	$5,589
Total	$67,274	$64,439	$5,589

The following table presents the aging of the recorded investment in past due loans at March 31, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
March 31, 2020
Agricultural loans	$2,456	$92	$6,152	$8,700	$633,366	$642,066
Commercial real estate loans	—	—	288	288	233,005	233,293
Commercial loans	—	28	254	282	91,735	92,017
Residential real estate loans	27	—	60	87	44,864	44,951
Installment and consumer other	—	—	—	—	109	109
Total	$2,483	$120	$6,754	$9,357	$1,003,079	$1,012,436

December 31, 2019
Agricultural loans	$1,489	$71	$4,974	$6,534	$653,191	$659,725
Commercial real estate loans	—	288	-	288	235,648	235,936
Commercial loans	—	28	228	256	95,531	95,787
Residential real estate loans	—	—	62	62	43,896	43,958
Installment and consumer other	—	—	—	—	367	367
Total	$1,489	$387	$5,264	$7,140	$1,028,633	$1,035,773

The following table presents the recorded investment in nonaccrual loans by class of loan:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Agricultural loans	$27,559	$26,415
Commercial real estate loans	2,638	2,673
Commercial loans	1,794	1,818
Residential real estate loans	60	62
Total	$32,051	$30,968

The following tables present the average recorded investment and interest income recognized on impaired loans by portfolio segment for the three months ended March 31, 2020 and 2019:

	As of and for the Three Months Ended March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$63,876	$60,234	$3,678	$59,534	$1,310
Commercial real estate loans	3,674	3,640	802	3,661	25
Commercial loans	2,154	1,837	1,310	1,850	48
Residential real estate loans	61	60	—	61	1
Total	$69,765	$65,771	$5,790	$65,105	$1,384

	As of and for the Three Months Ended March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$56,844	$54,251	$2,691	$53,599	$1,173
Commercial real estate loans	6,031	6,031	2,472	4,034	24
Commercial loans	1,142	1,135	648	1,454	2
Total	$64,017	$61,417	$5,811	$59,087	$1,199

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Troubled Debt Restructurings

The Company allocated approximately $3.6 million and $3.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2020 and December 31, 2019, respectively.  The Company had no additional lending commitments at March 31, 2020 or December 31, 2019 to customers with outstanding loans that were classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is returned to accrual status.  The following table presents the TDRs and related allowance for loan losses by loan class at March 31, 2020 and December 31, 2019:

	Non-Accrual	Restructured and Accruing	Total	Allowance for Loan Losses Allocated
	(dollars in thousands)
March 31, 2020
Agricultural loans	$18,624	$20,807	$39,431	$3,432
Commercial real estate loans	—	1,002	1,002	30
Commercial loans	226	44	270	127
Total	$18,850	$21,853	$40,703	$3,589

December 31, 2019
Agricultural loans	$19,033	$20,731	$39,764	$3,436
Commercial real estate loans	—	1,009	$1,009	$32
Commercial loans	228	44	272	60
Total	$19,261	$21,784	$41,045	$3,528

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020		March 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	2	$232	8	$1,704
Commercial real estate loans	—	—	1	1,021
Commercial loans	—	—	2	1,046
Total	2	$232	11	$3,771

The following table provides the troubled debt restructurings for the three months ended March 31, 2020 and 2019 grouped by type of concession:

	For the Three Months Ended
	March 31, 2020		March 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	—	$—	1	$262
Term concessions	1	49	—	—
Extension of interest-only payments	—	—	7	1,442
Combination of extension of term and interest rate concessions	1	183	—	—
Commercial real estate loans
Payment concessions	—	—	1	1,021
Commercial loans
Combination of extension of term and interest rate concessions	—	—	2	1,046
Total	2	$232	11	$3,771

No troubled debt restructurings that were modified within the twelve months ended March 31, 2020 and March 31, 2019 defaulted during the three months ended March 31, 2020 or March 31, 2019, respectively.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$374,073	$194,527	$9,269	$31,174	$33,023	$642,066
Commercial real estate loans	206,306	16,349	5,740	2,260	2,638	233,293
Commercial loans	81,273	8,346	27	577	1,794	92,017
Residential real estate loans	44,486	237	—	168	60	44,951
Installment and consumer other	109	—	—	—	—	109
Total	$706,247	$219,459	$15,036	$34,179	$37,515	$1,012,436

	As of December 31, 2019(1)
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$388,184	$184,050	$9,239	$46,587	$31,665	$659,725
Commercial real estate loans	209,279	21,703	—	2,281	2,673	235,936
Commercial loans	83,141	10,091	—	737	1,818	95,787
Residential real estate loans	43,473	254	—	169	62	43,958
Installment and consumer other	367	—	—	—	—	367
Total	$724,444	$216,098	$9,239	$49,774	$36,218	$1,035,773
(1)	Performing troubled debt restructurings have been reclassified to be reflected in their internal risk rating category rather than Substandard Impaired as previously reported.

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were approximately $747.6 million and $751.7 million at March 31, 2020 and December 31, 2019, respectively.  The fair value of these rights were approximately $16.2 million and $15.9 million at March 31, 2020 and December 31, 2019.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions.  .  The Company’s portfolio of loan serviced for others is mostly comprised of fixed rate loans. Generally, as market interest rates rise, prepayments on fixed rate loans decrease due to a decline in refinancing activity, which results in an increase in the fair value of servicing rights. However, due to the cross-collateralization of loans in the portfolio and the government guarantee programs under which many of the loans were originated, prepayments on the portfolio tend to be muted in comparison to those of other types of loans, such as mortgage loans. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may not be appropriate if they applied at a different time.

The fair value of servicing rights at December 31, 2019 was determined using an assumed discount rate of 14 percent and weighted average prepayment speed of 7.33%, ranging from 5.00% to 10.00%, depending upon the stratification of the specific right, and nominal credit losses.  The fair value of servicing rights at March 31, 2020 was determined using an assumed discount rate of 14 percent and a weighted average prepayment speed of 7.81%, primarily ranging from 6.22% to 7.95%, depending upon loan type, the stratification of the specific right, and nominal credit losses.

Changes to the fair value are reported in loan servicing fees within the consolidated statements of operations.

The following tables summarize servicing rights capitalized, along with the aggregate activity in related valuation allowances.  The three months ended March 31, 2020 is presented at at fair value, and the three months ended March 31, 2019 is presented using the amortized cost method.

For the Three Months Ended
March 31, 2020
(dollars in thousands)
Balance at December 31, 2019	$12,509
Impact of cumulative effect of change in accounting principle	3,412
Balance at January 1, 2020	$15,921
Additions, net	505
Fair value changes:
Decay due to increases in principal paydowns or runoff	(265)
Due to changes in valuation inputs or assumptions	50
Balance, March 31, 2020	$16,211

For the Three Months Ended
March 31, 2019
(dollars in thousands)
Balance, December 31, 2018	$9,047
Additions related to new loans	621
Impairment due to prepayment	(73)
Amortization of existing asset	(550)
Reduction of valuation allowance	230
Balance, March 31, 2019	$9,275

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

  During the first quarter of 2020, goodwill was evaluated for impairment due to economic disruption and unknown growth and credit risk related to the Coronavirus Disease 2019 (COVID-19) pandemic.  Management provided to a third party its updated  income projections. Three valuation models were weighted and evaluated: discounted cash flow model (60%), guideline public company method (30%) and transaction method (10%).  The transaction method was weighted the lowest as most, if not all, of the identified transactions happened prior to the COVID-19 pandemic and could not be relied upon as comparable values as of March 31, 2020.  More weighting was put toward cash flows as management believes the value of the Company is still tied to overall earnings.  For the discounted cash flow method, the analysis discounted projected earnings by 14.5% based on an evaluation of required returns for similar public companies adjusted for an expected size and company-specific premium.  Through this evaluation, it was determined that as of March 31, 2020, the fair value of the Company did not exceed the current carrying value by an amount in excess of the carrying amount of the goodwill; therefore, the goodwill was deemed to be impaired.

 Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley acquisition had a gross carrying amount of $1.8 million.  There was no impairment charge to core deposit intangible for the three months ended March 31, 2020.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,630)	(1,576)
Net book value	$171	$225

NOTE 7 – DEPOSITS

Deposits are summarized as follows at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Demand deposits	$117,434	$138,489
NOW and interest checking	64,872	67,805
Savings	6,566	6,395
Money market accounts	237,889	247,828
Certificates of deposit	364,931	375,100
National time deposits	66,386	99,485
Brokered deposits	161,882	166,340
Total deposits	$1,019,960	$1,101,442

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $109.4 million and $44.4 million on March 31, 2020 and December 31, 2019, respectively. These advances, rates, and maturities were as follows:

			March 31,	December 31,
	Maturity	Rate	2020	2019
			(dollars in thousands)
Fixed rate, fixed term	02/20/2020	1.71%	$—	$5,000
Fixed rate, fixed term	04/14/2020	0.30%	20,000	—
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, fixed term	03/18/2022	1.03%	15,000	—
Fixed rate, fixed term	03/25/2022	0.75%	10,000	—
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	8,000
Fixed rate, fixed term	03/23/2023	1.26%	10,000	—
Fixed rate, fixed term	03/27/2023	0.82%	15,000	—
			$109,400	$44,400

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At March 31, 2020 and December 31, 2019, the Bank had pledged qualifying mortgage loans of $379.1 million and $393.7 million, respectively.

The Bank had no irrevocable letters of credit with the FHLB as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $128.4 million and $127.3 million in loans at March 31, 2020 and December 31, 2019, respectively.  There were no outstanding advances included in other borrowings at March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company had an unsecured credit agreement with U.S. Bank National Association for a $10.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of March 31, 2020 and December 31, 2019.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At March 31, 2020 and December 31, 2019, the amounts of these borrowings was $0.8 million.

Also included in other borrowings is the financing lease for our full service banking location in Manitowoc, Wisconsin.  This branch location was owned by the Bank, and was sold to a third party in March 2020.  The Bank is leasing back a portion of the building for its full service branch.  Under the terms of the current lease which began on March 2, 2020, the Company is obligated to pay monthly rent of $16 thousand with an initial lease term of ten years with two renewal options of five years each.  As of March 31, 2020, the liability remaining under the financing lease was $1.4 million.   There was no financing lease obligation as of December 31, 2019.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Balance outstanding at end of period	$2,193	$794
Average amount outstanding during the period	1,259	800
Maximum amount outstanding at any month end	2,193	1,412
Weighted average interest rate during the period	3.49%	4.60%
Weighted average interest rate at end of period	2.64%	4.51%

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of March 31, 2020, 67,272 options or shares of restricted stock remained available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of March 31, 2020 and changes in the Plan during the three months ended March 31, 2020 were as follows:

	March 31, 2020
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	214,904	$18.94
Granted	53,596	19.47
Exercised	(14,590)	13.38
Forfeited/expired	—	—
Outstanding, end of period	253,910	$19.37	$302
Options exercisable at period-end	160,655	$18.74	$266
Weighted-average fair value of options granted during the period (2)		$6.00

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the three months ended March 31, 2020 was as follows:

	March 31, 2020
	Restricted Stock Awards(1)	Weighted Average Grant Price
Outstanding, beginning of year	20,668	$21.86
Granted	—	—
Vested	(14,369)	20.57
Forfeited/expired	—	—
Outstanding, end of period	6,299	$24.80

	March 31, 2020
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	32,125	$19.80
Granted	38,577	18.30
Vested	(13,517)	19.81
Forfeited/expired	—	—
Outstanding, end of period	57,185	$18.79
Restricted shares vested not yet issued, end of period	4,693	$27.25
(1)

The beginning of year amounts have been reclassified to include restricted stock awards and units for individuals that have reached retirement age as defined by the Plan.  Previously, these units were considered vested and removed from the schedule; however the Plan only accelerates the vesting of these options if the participant leaves employment.

For the three months ended March 31, 2020 and 2019, share-based compensation expense, including options and restricted stock awards and units, applicable to the Plan was $0.3 million and $0.1 million, respectively.

As of March 31, 2020, unrecognized share-based compensation expense related to nonvested share-based compensation instruments amounted to $1.1 million and is expected to be recognized over a weighted average period of 1.94 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations), and of Tier 1 Common Equity (as defined in the regulations) to risk-weighted assets. Management believed, as of March 31, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2020, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following table.

The Company and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2020
Total Capital (to risk weighted assets):
Consolidated	$218,784	18.29%	$125,599	10.50%	Not applicable	10.00%
Bank	214,010	17.95%	125,160	10.50%	$119,200	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	174,621	14.60%	$101,675	8.50%	Not applicable	8.00%
Bank	199,077	16.70%	101,320	8.50%	95,360	8.00%
Tier 1 Capital (to average assets):
Consolidated	174,621	12.89%	54,198	4.00%	Not applicable	5.00%
Bank	199,077	14.85%	53,613	4.00%	67,016	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	174,621	14.60%	$83,732	7.00%	Not applicable	6.50%
Bank	199,077	16.70%	83,440	7.00%	77,480	6.50%

December 31, 2019
Total Capital (to risk weighted assets):
Consolidated	$225,094	19.41%	$121,746	10.500%	Not applicable
Bank	216,198	18.70%	121,396	10.500%	$115,615	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	180,620	15.58%	98,557	8.500%	Not applicable
Bank	201,735	17.45%	98,273	8.500%	92,492	8.00%
Tier 1 Capital (to average assets):
Consolidated	180,620	12.42%	58,182	4.00%	Not applicable
Bank	201,735	14.68%	54,962	4.00%	68,702	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	156,969	13.54%	81,164	7.000%	Not applicable
Bank	201,735	17.45%	80,930	7.000%	75,150	6.50%

The Basel III Rule implemented a capital conservation buffer, equal to 2.5% of Tier 1 Common Equity, that is added to the minimum requirements for capital adequacy purposes.   As of March 31, 2020 and December 31, 2019, the ratios for the Company and the Bank exceeded the 2.5% capital conservation buffer. Failure to exceed the capital conservation buffer would result in limitations on certain capital distributions, including dividend payments, and certain discretionary bonus payment to executive officers.

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

Securities Available-for-Sale

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

Loan Servicing Rights

The Company’s loan servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed, and default rate.    Due to the nature of the valuation inputs, loan servicing rights are classified in Level 3 of the valuation hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
March 31, 2020
Securities available for sale:
U.S. government and agency securities	$—	$16,053	$—	$16,053
U.S. treasury securities	—	2,505	—	2,505
Asset backed securities	—	16,490	—	16,490
Municipal securities	—	38,527	—	38,527
Mortgage-backed securities	—	172,573	—	172,573
Loan servicing rights(1)	—	—	16,211	16,211
Total assets at fair value	$—	$246,148	$16,211	$262,359
Derivative instruments, interest rate swaps	—	2,166	—	2,166
Total liabilities at fair value	$—	$2,166	$32,422	$2,166
December 31, 2019
Securities available for sale:
U.S. government and agency securities	$—	$3,458	$—	$3,458
U.S. treasury Securities	—	2,506	—	2,506
Mortgage-backed securities	—	152,769	—	152,769
Total assets at fair value	$—	$158,733	$—	$158,733
Derivative instruments, interest rate swaps	—	972	—	972
Total liabilities at fair value	$—	$972	$—	$972

(1)	See Note 5 for a rollforward of recurring Level 3 fair values for servicing assets.

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
March 31, 2020
Impaired loans	$—	$—	$45,454
Other real estate owned	—	—	3,247
Total assets at fair value	$—	$—	$48,701
December 31, 2019
Impaired loans	$—	$—	$44,657
Other real estate owned	—	—	5,521
Total assets at fair value	$—	$—	$50,178

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis were as follows:

March 31, 2020
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	5%-64% (24%)

December 31, 2019
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	5%-64% (29%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	March 31,		December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$20,934	$20,934	$108,457	$108,457	1
Interest earning cash at other financial institutions	611	611	20,554	20,554	1
FHLB Stock	4,903	4,903	1,628	1,628	2
Securities available for sale	246,148	246,148	158,733	158,733	2
Loans, net of allowance for loan losses	994,889	1,007,261	1,020,506	1,024,062	3
Loans held for sale	14,388	14,388	2,151	2,151	3
Accrued interest receivable	2,589	2,589	2,571	2,571	2
Loan servicing rights	16,211	16,211	12,509	15,921	3
Financial liabilities:
Deposits:
Time	593,198	594,535	640,925	635,558	2
Other deposits	426,762	426,762	460,517	460,517	1
Other borrowings	2,193	2,193	794	794	3
Advances from FHLB	109,400	110,723	44,400	44,578	2
Subordinated debentures	44,896	44,896	44,858	44,858	3
Accrued interest payable	5,093	5,093	4,769	4,769	2
Derivative instruments, interest rate swaps	2,166	2,166	972	972	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$5,521	$6,568
Assets foreclosed	—	1,147
Write-down of other real estate owned	(1,360)	—
Net gain (loss) on sales of other real estate owned	(4)	136
Proceeds from sale of other real estate owned	(910)	(2,832)
Balance, end of period	$3,247	$5,019

Income (expenses) applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Net gain (loss) on sales of other real estate owned	$(4)	$136
Write-down of other real estate owned	(1,360)	—
Operating expenses, net of rental income	(116)	(25)
	$(1,480)	$111

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

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at March 31, 2020 and December 31, 2019.  Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized loss of $1.2 and $0.5 million was recognized in accumulated other comprehensive income for the three months ended March 31, 2020 and 2019, respectively and there was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $2.4 million of cash as collateral to the counterparty as of March 31, 2020.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after March 31, 2020, but prior to May 7, 2020, that provided additional evidence about conditions that existed at March 31, 2020.

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

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic;

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
•

the failure of assumptions and estimates underlying the establishment  of our allowance for loan losses, including the effects of the implementation of the Current Expected Credit Loss (“CECL”) accounting standard, and estimation of values of collateral and various financial assets and liabilities;

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

•	our ability to enter new markets successfully and capitalize on growth opportunities, execute our strategic plan, and manage our growth;
•	any negative perception of our reputation or financial strength;
•	our ability to raise additional capital on acceptable terms when needed;
•

changes in laws or government regulations or policies affecting financial institutions, including changes in banking, consumer protection, securities, trade, and tax laws and regulations, and any increased costs of compliance with such laws and regulations;

•	changes in accounting policies and practices, such as the implementation of the CECL accounting standard;

•	our ability to retain key members of our senior management team;
•	our ability to successfully manage liquidity risk;
•	the effectiveness of our risk management framework;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of the London Interbank Offered Rate (“LIBOR”)
•

the extensive regulatory framework that applies to us and our compliance with governmental and regulatory requirements including the Dodd-Frank Act, the Basel III Rule and others relating to banking, consumer protection, securities and tax matters;

•	rapid technological change in the financial services industry;
•	the effects of severe weather, natural disasters, acts of war or terrorism, widespread disease or pandemics, including the COVID-19 pandemic, and other external events;
•	the impact of any claims, legal actions, litigation, and other legal proceedings and regulatory actions against us, including any effect on our reputation;
•	the effect of tariffs, trade agreements, and other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and
•	each of the factors and risks identified in the “Risk Factors” section included in this Form 10-Q and under Item 1A of Part I of our most recent Annual Report on Form 10-K.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, and residential real estate loans.  Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets, earnings per share, and ratio of non-performing assets to total assets.  We also utilize non-GAAP metrics, such as efficiency ratio, return on average common shareholders’ equity, tangible book value per share, ratio of tangible common equity to tangible assets, and adverse classified asset ratio, to evaluate the Company’s performance.  We are required to maintain appropriate regulatory leverage and risk-based capital ratios.

Significant Developments – Impact of COVID-19

The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Wisconsin, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020.  In Wisconsin, the Governor issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities, which order became effective on March 25, 2020, and was extended until May 26, 2020.  The Bank and its branches have remained open during these orders because banks have been deemed essential businesses.  The Bank has been serving its customers through its drive through and night deposit services and digital banking platforms.

Across the United States, as a result of stay-at-home orders, many states have experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities.  As of May 4, 2020, 502,256 unemployment claims have been filed in the state of Wisconsin.

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, such as New York City, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

Policy and Regulatory Developments.  Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 – 0.25%.
•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”).  Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted.  On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020; which as of May 7, 2020, $125 billion was still available for allocation. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs

•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (“MSNLF”), and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple

A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business.  We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in the dairy agriculture, retail shopping centers, limited service restaurants, hotels, assisted living and nursing homes and residential rental industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral.  These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans.  As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in further detail below.

Our Response.  We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

The FDIC, the Board of Governors of the Federal Reserve, in consultation with state financial regulators, issued a revision to the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on March 22, 2020. The revised interagency statement encourages financial institutions to work constructively with borrowers impacted by the Coronavirus Disease 2019 (referred to as COVID-19), provides additional information regarding loan modifications, and clarifies the interaction between the interagency statement and related relief provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  The Statement provides guidance on handling payment modification requests for impacted borrowers without triggering TDR classifications, by allowing up to 6-months of payment deferrals or interest only to assist our customers at this time.  As of May 7, 2020 we have processed 185 customer payment modification requests for customers who had loan balances of $128.0 million.

•

Management had already made investments in its digital banking operations over the past several years.  Management has expanded the use of digital signatures for documents as well as videoconferencing in response to COVID-19.

•	Management established a Pandemic Planning Task Force which meets daily. The Bank’s Executive Committee is also meeting daily in response to COVID-19.
•

As of May 7, 2020, the Bank has processed 847 applications totaling $104.9 million through the SBA.  These loans are being funded through borrowings from the Federal Reserve PPP Liquidity Facility so as not to reduce the Bank’s available liquidity.

•	Approximately 90% of the Bank’s employees are now working remotely. Only the drive thrus are open in our branch network.
•

There are no current plans to suspend our common stock repurchase plan or common stock dividend.  The Board and Management will continue to evaluate our capital plans as our credit metrics and capital levels change.  In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Operational Overview

•

Net loss for the three months ended March 31, 2020 was $5.2 million, primarily driven by a $5.0 million goodwill impairment, compared to net income of $3.8 million for the three months ended March 31, 2019.

•	Total loans decreased $23.3 million, or 2.3%, from December 31, 2019 to $994.9 million at March 31, 2020, and decreased $170.5 million, or 14.4%, from March 31, 2019.
•

Participated loans that we continue to service totaled $747.6 million at March 31, 2020, a decrease of $4.2 million, or 0.6%, since December 31, 2019, and an increase of $72.3 million, or 10.7%, since March 31, 2019.

•	Non-performing assets decreased $1.5 million since December 31, 2019, to $35.3 million at March 31, 2020, a decrease of 3.3%, and increased $4.4 million, or 14.2%, since March 31, 2019.
•

Client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) decreased $43.9 million, or 5.3%, since December 31, 2019, to $791.7 million at March 31, 2020, and increased $32.1 million, or 4.2%, since March 31, 2019.

•

Our reliance on brokered deposits and national time deposits decreased $37.6 million, or 14.1%, since December 31, 2019 to $228.3 million at March 31, 2020, and decreased $188.5 million, or 45.2%, since March 31, 2019.

Selected Financial Data

	As of and for the		As of and for the
	Three Months Ended		Year Ended
	March 31, 2020	March 31, 2019	December 31, 2019
	(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$14,095	$17,126	$66,332
Interest expense	5,297	6,566	25,550
Net interest income	8,798	10,560	40,782
Provision for loan losses	2,218	752	423
Net interest income after provision for loan losses	6,580	9,808	40,359
Non-interest income	2,703	2,750	13,393
Non-interest expense	15,018	7,305	32,684
Income tax expense (benefit)	(547)	1,491	4,616
Net income (loss)	$(5,188)	$3,762	$16,452

Per Common Share Data:
Basic earnings (loss) per common share	$(0.79)	$0.54	$2.37
Diluted earnings (loss) per common share	$(0.78)	$0.54	$2.36
Cash dividends per common share	$0.07	$0.05	$0.20
Book value per share, end of period	$24.17	$22.36	$24.32
Tangible book value per share, end of period (1)	$24.15	$21.54	$23.54
Weighted average common shares - basic	6,700,329	6,725,705	6,747,581
Weighted average common shares - diluted	6,749,401	6,747,028	6,768,925
Common shares outstanding, end of period	6,496,790	6,709,254	6,734,132

Selected Balance Sheet Data:
Total assets	$1,354,974	$1,491,388	$1,378,779
Securities available-for-sale	246,148	192,210	158,733
Total loans	1,012,436	1,182,963	1,035,773
Allowance for loan losses	(17,547)	(17,493)	(15,267)
Total deposits	1,019,960	1,176,277	1,101,442
Other borrowings and FHLB advances	111,593	101,812	45,194
Subordinated debentures	44,896	44,742	44,858
Total shareholders' equity	165,046	158,017	172,029

Performance Ratios:
Return on average assets (annualized)	(1.53)%	1.00%	1.13%
Return on average shareholders' equity (annualized)	(11.97)%	9.78%	10.10%
Return on average common shareholders' equity (1)	(12.81)%	9.99%	10.31%
Equity to assets ratio	12.18%	10.60%	12.46%
Net interest margin	2.74%	2.94%	2.93%
Interest rate spread	2.37%	2.64%	2.58%
Non-interest income to average assets (annualized)	0.80%	0.73%	0.92%
Non-interest expense to average assets (annualized)	4.43%	1.95%	2.25%
Net overhead ratio (annualized) (2)	3.64%	1.22%	1.33%
Efficiency ratio (1)	74.92%	55.91%	59.92%
Dividend payout ratio	(8.97)%	9.26%	8.47%

Asset Quality Ratios:
Adverse classified asset ratio (1)	32.35%	48.59%	39.85%
Non-performing loans to total loans (3)	3.17%	2.19%	2.99%
Allowance for loan losses to:
Total loans	1.73%	1.48%	1.47%
Non-performing loans	54.75%	67.59%	49.30%
Net charge-offs (recoveries) to average loans	(0.01)%	(0.11)%	0.15%
Non-performing assets to total assets (3)	2.61%	2.07%	2.65%

	As of
	March 31, 2020	March 31, 2019	December 31, 2019
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	11.59%	10.06%	11.88%
Total capital to risk-weighted assets (Bank)	17.95%	15.87%	18.70%
Tangible common equity to tangible assets (1)	11.58%	9.73%	11.54%
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

Non-GAAP Financial Measures

“Efficiency ratio” is defined as non-interest expense, excluding goodwill impairment and gains and losses on sales and write-downs of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense allow investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three Months Ended		Year Ended
	March 31, 2020	March 31, 2019	December 31, 2019
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$15,018	$7,305	$32,684
Less: goodwill impairment	(5,038)	—	—
Less: net loss on sales and write-downs of OREO	(1,364)	136	(586)
Adjusted non-interest expense (non-GAAP)	$8,616	$7,441	$32,098

Net interest income	$8,798	$10,560	$40,782
Non-interest income	2,703	2,750	13,393
Less: net gain on sales of securities	—	—	(341)
Operating revenue	$11,501	$13,310	$53,834
Efficiency ratio	74.92%	55.91%	59.62%

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

	Three Months Ended		Year Ended
	March 31, 2020	March 31, 2019	December 31, 2019
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	(11.97)%	9.78%	10.10%
Effect of excluding average preferred shareholders' equity	(0.84)%	0.21%	0.21%
Return on average common shareholders' equity	(12.81)%	9.99%	10.31%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	March 31, 2020	March 31, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$157,046	$150,017	$163,763
Less: Goodwill	—	5,038	5,038
Less: Core deposit intangible, net of amortization	171	430	225
Tangible common equity	$156,875	$144,549	$158,500
Common shares outstanding	6,496,790	6,709,254	6,734,132
Tangible book value per share	$24.15	$21.54	$23.54

Total assets	$1,354,974	$1,491,388	$1,378,514
Less: Goodwill	—	5,038	5,038
Less: Core deposit intangible, net of amortization	171	701	225
Tangible assets	$1,354,803	$1,485,649	$1,373,251
Tangible common equity to tangible assets	11.58%	9.73%	11.54%

Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	March 31, 2020	March 31, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Adverse classified asset ratio:
Substandard loans	71,694	101,110	85,992
Other real estate owned	3,247	5,019	5,521
Substandard unused commitments	2,840	976	2,849
Less: Substandard government guarantees	(7,699)	(5,864)	(7,892)
Total adverse classified assets (non-GAAP)	$70,082	$101,241	$86,470

Total equity (Bank)	$204,089	$191,287	$204,240
Accumulated other comprehensive loss (gain) on available-for-sale securities	(5,012)	(436)	(2,505)
Allowance for loan losses	17,547	17,493	15,267
Adjusted total equity (non-GAAP)	$216,624	$208,344	$217,002
Adverse classified asset ratio	32.35%	48.59%	39.85%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income decreased by 16.7% to $8.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily attributable to a $178.6 million, or 14.8%, decrease in average loan balance and a 25 basis point decrease in loan yield between the two periods.  This decrease was partially offset by a 16 basis point decrease in the average rate paid on interest-bearing deposits.

Interest income decreased to $14.1 million for the first quarter of 2020 compared to $17.1 million for the first quarter of 2019, which resulted from a decrease in average loan balance and a decline in loan yields from 5.14% for the first quarter of 2019 to 4.89% for the first quarter of 2020.  In addition, average yields on investment securities and interest bearing deposits due from other banks declined from the first quarter of 2019 to the first quarter of 2020 by 19 basis points and 143 basis points, respectively.   The decreases in yields on all interest-earning assets was primarily the result of the Federal Reserve’s decreases to the target federal funds rate by a total of 75 basis points in the second half of 2019 and by a total of 150 basis points in March 2020. .

Interest expense decreased from $6.6 million for the first quarter of 2019 to $5.3 million for the first quarter of 2020, which was primarily the result of a 13.2% decrease in the average balance of interest-bearing deposits and a decrease in rates paid on savings, NOW, money market, and interest checking accounts of 68 basis points.  This was partially offset by a 20 basis point increase in the rate paid on time deposits.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields earned on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.

As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic and related provisions for loan losses that we expect to incur, we expect that our net interest income and net interest margin will decrease in future periods.

The following table reflects the components of net interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$196,353	$1,289	2.63%	$192,963	$1,361	2.82%
Loans (2)	1,028,637	12,582	4.89%	1,207,240	15,501	5.14%
Interest bearing deposits due from other banks	60,825	225	1.48%	36,227	264	2.91%
Total interest-earning assets	$1,285,815	$14,096	4.39%	$1,436,430	$17,126	4.77%

Allowance for loan losses	(15,330)			(17,005)
Other assets	84,461			78,654
Total assets	$1,354,946			$1,498,079

Liabilities
Savings, NOW, money market, interest checking	$334,740	$774	0.92%	$295,418	$1,184	1.60%
Time deposits	613,753	3,574	2.33%	797,476	4,240	2.13%
Total interest-bearing deposits	$948,493	$4,348	1.83%	$1,092,894	$5,424	1.99%
Other borrowings	1,259	11	3.49%	844	11	5.27%
FHLB advances	56,708	233	1.65%	92,900	453	1.95%
Junior subordinated debentures	44,871	706	6.29%	44,606	678	6.08%
Total interest-bearing liabilities	$1,051,331	$5,298	2.02%	$1,231,244	$6,566	2.13%

Non-interest bearing deposits	113,351			101,532
Other liabilities	16,877			11,362
Total liabilities	$1,181,559			$1,344,138

Shareholders' equity	173,387			153,941
Total liabilities and equity	$1,354,946			$1,498,079

Net interest income		$8,798			$10,560
Interest rate spread (3)			2.37%			2.64%
Net interest margin (4)			2.74%			2.94%
Ratio of interest-earning assets to interest-bearing liabilities	1.22			1.17
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2020 v. 2019
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$(96)	$24	$(72)
Loans	(708)	(2,211)	(2,919)
Federal funds sold and interest-bearing deposits with banks	104	(143)	(39)
Total interest income	(700)	(2,330)	(3,030)
Interest Expense:
Savings, NOW, money market and interest checking	(598)	188	(410)
Time deposits	469	(1,135)	(666)
Other borrowings	1	(1)	-
FHLB advances	(63)	(157)	(220)
Junior subordinated debentures	24	4	28
Total interest expense	(167)	(1,101)	(1,268)
Net interest income	$(533)	$(1,229)	$(1,762)

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision expense for loan losses of $2.2 million for the three months ended March 31, 2020 compared to of $0.8 million for the three months ended March 31, 2019.  The increase in provision was the result of the additional qualitative factor of $2.0 million related to customers that are at a higher risk of being impacted by the COVID-19 pandemic.

The specific reserve related to impaired loans was $5.8 million at March 31, 2020, which was an increase of $0.2 million, or 3.6%, from December 31, 2019.  Substandard impaired loans increased $1.3 million, or 3.6%, from $36.2 million at December 31, 2019 to $37.5 million at March 31, 2020.  The increased specific reserve was the result of decreased livestock and equipment values for one agricultural customer.  It is unknown how the COVID-19 pandemic will affect our loan portfolio; however, management believes this increased risk is adequately captured by the additional qualitative factor that was added during the first quarter of 2020 in our allowance for loan losses methodology.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the qualitative factor for COVID19 discussed above.  Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $17.5 million, or 1.73% of total loans, was appropriate as of March 31, 2020.  This is compared to an allowance for loan losses of $17.5 million, or 1.48% of total loans, at March 31, 2019, and $15.3 million, or 1.47% of total loans, at December 31, 2019.

Non-Interest Income

Non-interest income for the three months ended March 31, 2020 decreased by 1.7% to $2.7 million from $2.8 million for the three months ended March 31, 2019.  The $0.1 million decrease was primarily the result of the one-time elimination of the allowance for unused commitments during the first quarter of 2019 for $0.5 million, which was only partially offset by an increase in loan servicing fee and right origination of $0.4 million during the first quarter of 2020.

The following table reflects the components of non-interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Service charges	$342	$353
Gain (loss) on sale of loans, net	38	(1)
Loan servicing fees	1,831	1,519
Loan servicing right origination	289	228
Income on other real estate owned	—	26
Other	203	625
Total non-interest income	$2,703	$2,750

Non-Interest Expense

Non-interest expense increased 105.6% for the three months ended March 31, 2020 to $15.0 million compared to $7.3 million for the three months ended March 31, 2019. The increase is primarily the result of a $5.0 goodwill impairment due to the anticipation reduction in future earnings and a decrease in the trading multiples of the Company’s stock in relation to COVID-19.  In addition, there was a $1.4 million write-down in the first quarter of 2020 of a retail shopping center that is in other real estate owned, and a $0.8 million increase in employee compensation and benefits primarily as a result of a 5.1% increase in headcount and increased payroll taxes and options expense related to 2019 incentive compensation that was paid during the first quarter of 2020.

The following table reflects the components of our non-interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Employee compensation and benefits	$5,260	$4,482
Occupancy	354	389
Information processing	670	563
Professional fees	401	399
Business development	366	325
Other real estate owned expenses	116	51
Write-down of other real estate owned	1,360	—
Net loss (gain) on other real estate owned	4	(136)
Depreciation and amortization	301	337
Goodwill impairment	5,038	—
Other	1,148	895
Total non-interest expense	$15,018	$7,305

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

Income tax expense (benefit) for the three months ended March 31, 2020 and 2019, was $(0.6) million and $1.5 million, respectively, which represents an effective tax rate of 9.5% and 28.4%, respectively.  The decrease in the effective tax rate for the 2020 period compared to the 2019 period was primarily the result of the non-deductible goodwill impairment that took place during the first quarter of 2020.

Financial Condition

Total assets decreased $23.8 million, or 1.7%, from December 31, 2019 to $1.4 billion at March 31, 2020.  Total loans decreased by $23.3 million, or 2.3%, since December 31, 2019 primarily as the result of normal pay-downs and an increase of $12.2 million in loans held for sale.

Total liabilities decreased $16.8 million, or 1.4%, from December 31, 2019 to $1.2 billion at March 31, 2020.  This decrease was primarily attributed to an intentional decrease in brokered and national deposits of $37.6 million and a decrease in client deposits of $43.9 million which were partially offset by $65.0 million of additional FHLB borrowings in the first quarter of 2020.  The Company took advantage of the Federal Reserve’s decreases in the target federal funds interest rate to borrow from the FHLB at an average rate of 0.77%.  The Company’s overall focus remains on funding loan growth with client deposits; however, these borrowings help reduce interest rate risk and lower the cost of funds.

Shareholders’ equity decreased $7.0 million, or 4.1%, to $165.0 million at March 31, 2020 from $172.0 million at December 31, 2019.  This decrease was due primarily to the net loss for the three months ended March 31, 2020 of $5.2 million and a $0.9 million tax-effected decrease in the fair market value of derivatives which was partially offset by a $2.5 million tax-effected increase to the fair market value of the investment portfolio to increase accumulated other comprehensive income.   Total shareholders’ equity was also reduced by $5.8 million in purchases of the Company’s stock the payment of $0.6 million of dividends on common and preferred stock during the three months ended March 31, 2020.

Net Loans

Total net loans decreased by $25.6 million, or 2.5%, to $994.9 million at March 31, 2020 from December 31, 2019.  This decrease was driven primarily by normal pay-downs and an increase of $12.2 million of loans classified as held for sale and excluded from our loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$642,066	63.5%	$659,725	63.7%
Commercial real estate loans	233,293	23.0%	235,936	22.8%
Commercial loans	92,017	9.1%	95,787	9.3%
Residential real estate loans	44,951	4.4%	43,958	4.2%
Installment and consumer other	109	0.0%	367	0.0%
Total gross loans	$1,012,436	100.0%	$1,035,773	100.0%
Allowance for loan losses	(17,547)		(15,267)
Loans, net	$994,889		$1,020,506

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

We continually refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us. We mitigate this risk by actively using government guarantee programs.  12.2% of our substandard loans are partially guaranteed by the U.S. Farm Services Agency (“FSA”) or the SBA.  The amount of the guarantee can range from 80% to 95% of unpaid principal for FSA guaranteed loans and 50% to 85% for SBA guaranteed loans.

At March 31, 2020 and December 31, 2019, the allowance for loan losses was $17.5 million and $15.3 million, respectively, which resulted in a ratio of the allowance to total loans of 1.73% and 1.47%, respectively.  The overall increase in the allowance for loan losses as a percentage of total loans was the provision expense related to the additional qualitative factor of $2.0 million related to customers that are at a higher risk of being impacted by the COVID-19 pandemic.

Charge-offs and recoveries by loan category for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Balance, beginning of period	$15,267	$16,505
Loans charged off:
Agriculture loans	—	—
Commercial real estate loans	—	390
Commercial loans	—	—
Residential real estate loans	—	—
Installment and consumer other	—	—
Total loans charged off	$—	$390
Recoveries:
Agriculture loans	—	—
Commercial real estate loans	61	625
Commercial loans	1	1
Residential real estate loans	—	—
Installment and consumer other	—	—
Total recoveries	62	626
Net loans charged off (recovered)	$(62)	$(236)
Provision for loan losses	2,218	752
Allowance for loan losses, end of period	$17,547	$17,493

Selected loan quality ratios:
Net charge offs (recoveries) to average loans	(0.01)%	(0.11)%
Allowance for loan losses to total loans (end of period)	1.73%	1.25%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	30.70%	39.26%

The FDIC, the Board of Governors of the Federal Reserve, in consultation with state financial regulators, issued a revision to the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on March 22, 2020. The revised interagency statement encourages financial institutions to work constructively with borrowers impacted by the Coronavirus Disease 2019 (referred to as COVID-19), provides additional information regarding loan modifications, and clarifies the interaction between the interagency statement and related relief provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  The Statement provides guidance on handling payment modification requests for impacted borrowers without triggering TDR classifications, by allowing up to 6-months of payment deferrals or interest only to assist our customers at this time.  As of May 7, 2020 we have processed 185 customer payment modification requests for customers who had loan balances of $128.0 million.  We anticipate receiving additional requests for payment modifications from our customers and will continue to evaluate the impacts of these payment modification requests on our allowance for loan losses.

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

As of January 1, 2020, the Company elected to make an accounting principle change for the valuation of the loan servicing assets from amortized cost to fair market value.  Under the amortized cost method, servicing rights were amortized in proportion to and over the period of estimated net servicing income.  The amortized cost of these assets was assessed for impairment at each reporting date.  Under the fair market value method, the value of the asset is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the discount rate, the custodial earnings rate, prepayment speeds and default rates and losses.   See Note 1–Basis of Presentation of the consolidated financial statements for additional information regarding the change in accounting principle.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of loan servicing rights is netted against loan servicing fee income.

Information about the loan servicing portfolio is shown below:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Total loans	$1,012,436	$1,035,773
Less: Nonqualified loan sales included below	(789)	(794)
Loans serviced:
Agricultural	688,452	692,071
Commercial	52,497	52,994
Commercial real estate	6,603	6,673
Total loans serviced	747,552	751,738
Total loans and loans serviced	$1,759,199	$1,786,717

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities, U.S. treasury securities, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $246.1 million at March 31, 2020 from $158.7 million at December 31, 2019.  During the three months ended March 31, 2020, we recognized unrealized holding gains of $3.4 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government and agency securities	$16,266	$16,053	$3,490	$3,458
U.S. treasury securities	2,500	2,505	2,499	2,506
Asset-backed securities	17,328	16,490	—	—
Municipal securities	37,673	38,527	—	—
Mortgage-backed securities	165,492	172,573	149,302	152,769
Total securities available-for-sale	$239,259	$246,148	$155,291	$158,733

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

Deposits decreased $81.5 million, or 7.4%, from December 31, 2019 to $1.0 billion at March 31, 2020, due to a $37.6 million decrease in brokered deposits and national time deposits, and a $43.9 million decrease in client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) since December 31, 2019.

The Company’s overall strategic focus remains on funding loan growth with client deposits and reducing wholesale funding; however, the Company took advantage of the Federal Reserve’s interest rate decreases in the target federal funds during the first quarter of 2020 and borrowed an additional $65.0 million from the FHLB at an average rate of 0.77%.  These borrowings help reduce interest rate risk and lower the cost of funds.  Brokered deposits and national certificates of deposit at March 31, 2020 were $228.3 million, which was a decrease of $37.6 million, or 14.1%, from December 31, 2019, and a decrease of $188.5 million, or 45.2%, from March 31, 2019.

As of March 31, 2020 and December 31, 2019, the distribution by type of deposit account was as follows:

	March 31, 2020		December 31, 2019
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$117,434	11.5%	$138,489	12.5%
NOW accounts and interest checking	64,872	6.4%	67,805	6.2%
Savings	6,566	0.6%	6,395	0.6%
Money market accounts	237,889	23.3%	247,828	22.5%
Certificates of deposit	364,931	35.8%	375,100	34.1%
Brokered deposits	66,386	6.5%	99,485	9.0%
National time deposits	161,882	15.9%	166,340	15.1%
Total deposits	$1,019,960	100.0%	$1,101,442	100.0%

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

As of March 31, 2020, the Company had two outstanding interest rate swaps designated as a cash flow hedge, each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $1.2 million and $0.5 million was recognized in accumulated other comprehensive income during the three months ended March 31, 2020 and 2019, respectively, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.

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

At March 31, 2020, advances from the FHLB were $109.4 million compared to $44.4 million at December 31, 2019.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago on either date.  The Company also has a credit agreement with U.S. Bank National Association for a $10.0 million revolving line of credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line of credit also bears a non-usage fee of 0.275% per annum.  The line of credit did not have an outstanding balance as of March 31, 2020.

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was ($12.6) million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively.  Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was ($73.6) million and $33.4 million for the three months ended March 31, 2020 and 2019, respectively.  Net cash used in financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $21.3 million and $35.9 million for the three months ended March 31, 2020 and 2019, respectively.  During the first quarter of 2020, Management began to focus on lengthening a portion of the Bank’s maturing wholesale funding into longer maturities to mitigate liquidity risk.   We placed advances with the FHLB totaling $50 million with maturities ranging from two to three years.  We also placed $25 million in brokered certificates of deposit with maturities ranging from three to five years.  As of March 31, 2020, the Bank had $24.1 million with the FHLB and $98.5 million in borrowing capacity with the Federal Reserve Bank of Chicago to mitigate any liquidity needs.  The Bank also had $198.5 million in unpledged securities available for sale available for liquidity needs.

At March 31, 2020, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $199.1 million, or 14.85% of adjusted average total assets, which is above the minimum level to be well-capitalized of $67.0 million, or 5.0% of adjusted average total assets, and total risk-based capital of $214.0 million, or 17.95% of risk-weighted assets, which is above the minimum level to be well-capitalized of $119.2 million, or 10.0% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At March 31, 2020, there were $110.9 million of retained earnings available for the payment of dividends by the Bank to the Company, but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning March 31, 2020 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$45,677	28.63%	$44,500	26.42%
+200 bps	40,739	14.73%	40,300	14.49%
+100 bps	38,017	7.06%	37,900	7.67%
Base	35,509	0.00%	35,200	0.00%
-100 bps	34,560	(2.67)%	34,000	(3.41)%
-200 bps	33,739	(4.98)%	33,500	(4.83)%

As of March 31, 2020, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Company:

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, and an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and impaired their ability to fulfill their obligations to the Company. Further, the spread of the outbreak is expected to lead to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it could be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we will experience significant disruptions across our business due to these effects, leading to decreased earnings and significant slowdowns in our loan collections or loan defaults.

COVID-19 may impact businesses’ and consumers’ financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the restaurant, hospitality, retail, and industrial service industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate loan portfolio. A prolonged quarantine or stay-at-home order could have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

We believe that the economic impact from COVID-19 could be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not issue any unregistered equity securities during the quarter ended March 31, 2020.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 - 31, 2020	—	$—	—	673,000
February 1 - 29, 2020	72,201	26.12	72,201	600,799
March 1 - 31, 2020	183,449	21.55	183,449	417,350
(1)

On January 29, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to 673,000 shares of its common stock.  Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The program will be in effect through January 23, 2023, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2020, $5.8 million, or 255,650 shares of the Company’s common stock, had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

18.1	Preferability letter related to Plante & Moran, PLLC regarding the change in accounting principle (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: May 8, 2020	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: May 8, 2020	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)