Form 10-Q
period 2020-06-30
County Bancorp, Inc.
filed 2020-08-10
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 6,317,890 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$127,016	$108,457
Interest earning cash at other financial institutions	416	20,554
Securities available-for-sale, at fair value	226,971	158,733
FHLB Stock	5,758	1,628
Loans held for sale	11,847	2,151
Loans, net of allowance for loan losses of $18,569 as of June 30, 2020; $15,267 as of December 31, 2019	1,068,955	1,020,506
Premises and equipment, net	14,314	13,603
Loan servicing rights	16,486	12,509
Other real estate owned, net	2,629	5,521
Cash surrender value of bank owned life insurance	28,646	18,302
Deferred tax asset, net	—	1,453
Goodwill	—	5,038
Core deposit intangible, net	125	225
Accrued interest receivable and other assets	10,754	10,099
Total assets	$1,513,917	$1,378,779

LIABILITIES
Deposits:
Noninterest-bearing	$149,963	$138,489
Interest-bearing	923,090	962,953
Total deposits	1,073,053	1,101,442
Other borrowings	101,847	794
Advances from FHLB	93,400	44,400
Subordinated debentures	61,910	44,858
Deferred tax liability, net	384	—
Accrued interest payable and other liabilities	14,798	15,256
Total liabilities	1,345,392	1,206,750

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,202,000 shares issued and 6,375,150 shares outstanding as of June 30, 2020; 7,178,052 shares issued and 6,734,132 shares outstanding as of December 31, 2019	28	28
Surplus	54,813	54,122
Retained earnings	112,012	113,111
Treasury stock, at cost; 826,850 shares at June 30, 2020; 443,920 shares at December 31, 2019	(13,443)	(5,030)
Accumulated other comprehensive income	7,115	1,798
Total shareholders' equity	168,525	172,029
Total liabilities and shareholders' equity	$1,513,917	$1,378,779

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,130	$15,484	$24,712	$30,985
Taxable securities	1,283	1,177	2,565	2,363
Tax-exempt securities	162	82	168	257
Federal funds sold and other	111	465	336	729
Total interest and dividend income	13,686	17,208	27,781	34,334

INTEREST EXPENSE
Deposits	3,721	5,678	8,068	11,102
FHLB advances and other borrowed funds	343	415	587	879
Subordinated debentures	736	683	1,442	1,361
Total interest expense	4,800	6,776	10,097	13,342
Net interest income	8,886	10,432	17,684	20,992
Provision for loan losses	1,142	876	3,360	1,628
Net interest income after provision for loan losses	7,744	9,556	14,324	19,364
NON-INTEREST INCOME
Services charges	368	407	710	760
Gain on sale of loans, net	4	26	42	25
Loan servicing fees	2,197	1,909	4,317	3,656
Other	811	545	1,014	1,196
Total non-interest income	3,380	2,887	6,083	5,637
NON-INTEREST EXPENSE
Employee compensation and benefits	4,594	4,199	9,854	8,681
Occupancy	305	283	659	672
Information processing	663	591	1,333	1,154
Professional fees	480	417	881	816
Writedown of other real estate owned	—	250	1,360	250
Goodwill impairment	—	—	5,038	—
Other	1,423	1,706	3,357	3,178
Total non-interest expense	7,465	7,446	22,482	14,751
Income (loss) before income taxes	3,659	4,997	(2,075)	10,250
Income tax expense	926	1,293	379	2,784
NET INCOME (LOSS)	$2,733	$3,704	$(2,454)	$7,466

NET INCOME (LOSS) PER SHARE:
Basic	$0.40	$0.53	$(0.40)	$1.07
Diluted	$0.40	$0.53	$(0.40)	$1.07
Dividends paid per share	$0.07	$0.05	$0.14	$0.10

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net income (loss)	$2,733	$3,704	$(2,454)	$7,466
Other comprehensive income:
Unrealized gain on securities available-for-sale	5,685	2,717	9,132	6,369
Income tax expense	(1,548)	(740)	(2,487)	(1,735)
Reclassification for realized gains on securities	(570)	(341)	(570)	(341)
Income tax expense	154	93	154	93
Total other comprehensive income on securities available-for-sale	3,721	1,729	6,229	4,386
Unrealized loss on derivatives arising during the period	(60)	(656)	(1,254)	(1,137)
Income tax benefit	17	180	342	309
Total other comprehensive loss on derivatives	(43)	(476)	(912)	(828)
Total other comprehensive income	3,678	1,253	5,317	3,558
Comprehensive income	$6,411	$4,957	$2,863	$11,024

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284
Net income	—	—	—	3,762	—	—	3,762
Other comprehensive income	—	—	—	—	—	2,305	2,305
Stock compensation expense	—	—	118	—	—	—	118
Cash dividends declared on common stock	—	—	—	(335)	—	—	(335)
Cash dividends declared on preferred stock	—	—	—	(117)	—	—	(117)
Balance at March 31, 2019	$8,000	$28	$53,280	$101,785	$(5,030)	$(46)	$158,017
Net income	—	—	—	3,704	—	—	3,704
Other comprehensive loss	—	—	—	—	—	1,253	1,253
Stock compensation expense	—	—	144	—	—	—	144
Cash dividends declared on common stock	—	—	—	(336)	—	—	(336)
Cash dividends declared on preferred stock	—	—	—	(118)	—	—	(118)
Reclassification of par value from surplus	—	—	—	—	—	—	—
Proceeds from exercise of common stock options (5,000 shares)	—	—	60	—	—	—	60
Balance at June 30, 2019	$8,000	$28	$53,484	$105,035	$(5,030)	$1,207	$162,724

Balance at December 31, 2019	$8,000	$28	$54,122	$113,111	$(5,030)	$1,798	$172,029
Impact of cumulative effect of change in accounting principle(1)	—	—	—	2,484	—	—	2,484
Balance at January 1, 2020	$8,000	$28	$54,122	$115,595	$(5,030)	$1,798	$174,513
Net loss	—	—	—	(5,188)	—	—	(5,188)
Other comprehensive income	—	—	—	—	—	1,639	1,639
Stock compensation expense	—	—	314	—	—	—	314
Cash dividends declared on common stock	—	—	—	(466)	—	—	(466)
Cash dividends declared on preferred stock	—	—	—	(108)	—	—	(108)
Treasury stock purchases (255,650 shares)	—	—	—	—	(5,853)	—	(5,853)
Proceeds from exercise of common stock options (14,590 shares)	—	—	195	—	—	—	195
Balance at March 31, 2020	$8,000	$28	$54,631	$109,833	$(10,883)	$3,437	$165,046
Net income	—	—	—	2,733	—	—	2,733
Other comprehensive income	—	—	—	—	—	3,678	3,678
Stock compensation expense	—	—	182	—	—	—	182
Cash dividends declared on common stock	—	—	—	(455)	—	—	(455)
Cash dividends declared on preferred stock	—	—	—	(99)	—	—	(99)
Treasury stock purchases (127,280 shares)					(2,560)		(2,560)
Balance at June 30, 2020	$8,000	$28	$54,813	$112,012	$(13,443)	$7,115	$168,525

(1)	Related to the change in accounting principle for the value of loan servicing rights, net of tax effects. See Note 1 for additional discussion.

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(2,454)	$7,466
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	676	687
Amortization of core deposit intangible	100	159
Amortization of subordinated debentures discount	76	78
Impairment of goodwill	5,038	—
Provision for loan losses	3,360	1,628
Realized gain on sales of securities available-for-sale	(570)	(341)
Realized loss (gain) on sales of premises and equipment	236	(2)
Realized loss (gain) on sales of other real estate owned	4	(127)
Writedown of other real estate owned	1,360	250
Increase in cash surrender value of bank owned life insurance	(344)	(225)
Deferred income tax expense (benefit)	(240)	762
Stock compensation expense	496	262
Net amortization of securities	443	243
Net change in:
Accrued interest receivable and other assets	(655)	(1,357)
Loans held for sale	(9,696)	(4,499)
Loan servicing rights	(1,493)	(574)
Accrued interest payable and other liabilities	(1,628)	462
Net cash provided by (used in) operating activities	(5,291)	4,872
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	13,000	14,149
Purchases of securities available-for-sale	(100,339)	—
Proceeds from sales of securities available-for-sale	27,790	29,361
Purchase (redemption) of FHLB stock	(4,130)	800
Purchase of bank owned life insurance	(10,000)	—
Loan originations and principal collections, net	(51,809)	52,295
Proceeds from sales of premises and equipment	2,199	4
Purchases of premises and equipment	(3,822)	(327)
Proceeds from sales of other real estate owned	1,528	3,044
Net cash provided by (used in) investing activities	(125,583)	99,326
Cash flows from financing activities
Net increase in demand and savings deposits	86,554	13,319
Net decrease in certificates of deposits	(114,943)	(31,489)
Net change in other borrowings	101,054	(18)
Proceeds from FHLB advances	516,000	115,000
Repayment of FHLB advances	(467,000)	(145,000)
Payments to acquire treasury stock	(8,413)	—
Proceeds from issuance of subordinated debt	16,976	—
Proceeds from issuance of common stock	195	60
Dividends paid on common stock	(921)	(671)
Dividends paid on preferred stock	(207)	(235)
Net cash provided by (used in) financing activities	129,295	(49,034)
Net change in cash and cash equivalents	(1,579)	55,164
Cash and cash equivalents, beginning of period	129,011	61,087
Cash and cash equivalents, end of period	$127,432	$116,251

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,729	$12,346
Income taxes	$350	$—
Noncash operating activities:
Change in accounting principle	$2,484	$—
Noncash investing activities:
Transfer from loans to other real estate owned	$—	$5,292
Loans charged off	$144	$3,584

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the period ended June 30, 2020 .  The results of operations for the three and six months ended June 30, 2020 may not necessarily be indicative of the results to be expected for the year ending December 31, 2020, or for any other period.

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

New Accounting Pronouncements

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Section 4013 of the CARES Act allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the Coronavirus Disease 2019 (COVID-19) pandemic.  The Company has elected to implement Section 4013, and for the three months and six months ended June 30, 2020, the Company has processed 184 requests with loan balances totaling $200.7 million.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848).  The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The ASU is effective as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position, and liquidity.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net income (loss) from continuing operations	$2,733	$3,704	$(2,454)	$7,466
Less: preferred stock dividends	99	118	207	235
Income (loss) available to common shareholders for basic earnings per common share	$2,634	$3,586	$(2,661)	$7,231

Weighted average number of common shares issued	7,198,901	7,159,072	7,190,923	7,156,139
Less: weighted average treasury shares	759,294	443,920	639,017	443,825
Plus: weighted average of participating restricted stock units	65,291	30,483	52,281	23,411
Weighted average number of common shares and participating securities outstanding	6,504,898	6,745,635	6,604,187	6,735,725
Effect of dilutive options	28,511	20,731	39,548	21,170
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,533,409	6,766,366	6,643,735	6,756,895
Weighted average of anti-dilutive options	62,313	133,147	55,764	131,729

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of June 30, 2020 and December 31, 2019 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2020
U.S. government and agency securities	$15,817	$—	$(214)	$15,603
Asset-backed securities	17,082	—	(516)	16,566
Municipal securities	48,460	3,180	—	51,640
Mortgage-backed securities	133,608	9,570	(16)	143,162
	$214,967	$12,750	$(746)	$226,971
December 31, 2019
U.S. government and agency securities	$3,490	$—	$(32)	$3,458
U.S. treasury securities	2,499	7	—	2,506
Mortgage-backed securities	149,302	3,633	(166)	152,769
	$155,291	$3,640	$(198)	$158,733

The amortized cost and fair value of securities at June 30, 2020 and December 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
June 30, 2020
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	17,847	17,760
Due after ten years	46,430	49,483
Asset-backed securities	17,082	16,566
Mortgage-backed securities	133,608	143,162
	$214,967	$226,971
December 31, 2019
Due in one year or less	$2,499	$2,506
Due from one to five years	—	—
Due from five to ten years	3,490	3,458
Due after ten years	—	—
Mortgage-backed securities	149,302	152,769
	$155,291	$158,733

Proceeds from the sale of available-for-sale securities were $27.8 million and $29.4 million for the three and six months ended June 30, 2020 and 2019, respectively which resulted in gains of $0.6 million and $0.3 million, respectively.

At June 30, 2020 and December 31, 2019, there were $43.0 million and $63.0 million, respectively, of securities pledged at the Federal Reserve Bank to secure municipial customer deposits.

Federal Home Loan Bank (FHLB) advances were secured by $5.8 million and $1.6 million FHLB stock at June 30, 2020 and December 31, 2019, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2020
U.S. government and agency securities	$13,035	$(184)	$2,568	$(30)	$15,603	$(214)
Asset-backed securities	16,566	(516)	—	—	16,566	(516)
Mortgage-backed securities	—	—	5,956	(16)	5,956	(16)
	$29,601	$(700)	$8,524	$(46)	$38,125	$(746)
December 31, 2019
U.S. government and agency securities	$—	$—	$3,458	$(32)	$3,458	$(32)
Mortgage-backed securities	9,873	(41)	11,867	(125)	21,740	(166)
	$9,873	$(41)	$15,325	$(157)	$25,198	$(198)

The unrealized losses on the investments at June 30, 2020 and December 31, 2019 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2020 and December 31, 2019.

NOTE 4 – LOANS

The components of loans were as follows:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Agricultural loans	$624,339	$659,725
Commercial real estate loans	247,149	235,936
Commercial loans	184,537	95,787
Residential real estate loans	31,414	43,958
Installment and consumer other	85	367
Total gross loans	1,087,524	1,035,773
Allowance for loan losses	(18,569)	(15,267)
Net loans	$1,068,955	$1,020,506

Changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Total
	(dollars in thousands)
For the Three Months Ended June 30, 2020
Balance, beginning of period	$12,685	$2,577	$2,173	$112	$—	$17,547
Provision for loan losses	(38)	1,281	(75)	(27)	1	1,142
Loans charged off	—	—	(144)	—	—	(144)
Recoveries	23	1	—	—	—	24
Balance, end of period	$12,670	$3,859	$1,954	$85	$1	$18,569

For the Six Months Ended June 30, 2020
Balance, beginning of year	$11,737	$1,913	$1,599	$15	$3	$15,267
Provision for loan losses	910	1,884	498	70	(2)	3,360
Loans charged off	—	—	(144)	—	—	(144)
Recoveries	23	62	1	—	—	86
Balance, end of period	$12,670	$3,859	$1,954	$85	$1	$18,569

For the Three Months Ended June 30, 2019
Balance, beginning of period	$12,123	$4,152	$1,201	$16	$1	$17,493
Provision for loan losses	1,509	(1,003)	367	3	—	876
Loans charged off	—	(2,234)	(960)	—	—	(3,194)
Recoveries	15	967	101	—	—	1,083
Balance, end of period	$13,647	$1,882	$709	$19	$1	$16,258

For the Six Months Ended June 30, 2019
Balance, beginning of year	$12,258	$2,779	$1,414	$53	$1	$16,505
Provision for loan losses	1,374	135	153	(34)	—	1,628
Loans charged off	—	(2,624)	(960)	—	—	(3,584)
Recoveries	15	1,592	102	—	—	1,709
Balance, end of period	$13,647	$1,882	$709	$19	$1	$16,258

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  June 30, 2020 and December 31, 2019:

	June 30, 2020
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,826	$8,844	$12,670
Commercial real estate loans	2,471	1,388	3,859
Commercial loans	1,226	728	1,954
Residential real estate loans	—	85	85
Installment and consumer other	—	1	1
Total ending allowance for loan losses	7,523	11,046	18,569
Loans:
Agricultural loans	58,895	565,444	624,339
Commercial real estate loans	9,351	237,798	247,149
Commercial loans	2,882	181,655	184,537
Residential real estate loans	60	31,354	31,414
Installment and consumer other	—	85	85
Total loans	71,188	1,016,336	1,087,524
Net loans	$63,665	$1,005,290	$1,068,955

	December 31, 2019
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,515	$8,222	$11,737
Commercial real estate loans	836	1,077	1,913
Commercial loans	1,238	361	1,599
Residential real estate loans	—	15	15
Installment and consumer other	—	3	3
Total ending allowance for loan losses	5,589	9,678	15,267
Loans:
Agricultural loans	58,833	600,892	659,725
Commercial real estate loans	3,682	232,254	235,936
Commercial loans	1,862	93,925	95,787
Residential real estate loans	62	43,896	43,958
Installment and consumer other	—	367	367
Total loans	64,439	971,334	1,035,773
Net loans	$58,850	$961,656	$1,020,506

The following tables present loans individually evaluated for impairment by class of loans at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$15,059	$14,977	$—
Commercial real estate loans	288	288	—
Commercial loans	1,229	1,202	—
Residential real estate loans	—	60	—
	$16,576	$16,527	$—

With an allowance recorded:
Agricultural loans	$47,209	$43,918	$3,826
Commercial real estate loans	9,132	9,063	2,471
Commercial loans	1,733	1,680	1,226
Residential real estate loans	—	—	—
	$58,074	$54,661	$7,523
Total	$74,650	$71,188	$7,523

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$14,151	$14,131	$—
Commercial real estate loans	—	—	—
Commercial loans	—	—	—
Residential real estate loans	62	62	—
	$14,213	$14,193	$—

With an allowance recorded:
Agricultural loans	$47,225	$44,702	$3,515
Commercial real estate loans	3,681	3,682	836
Commercial loans	2,155	1,862	1,238
Residential real estate loans	—	—	—
	$53,061	$50,246	$5,589
Total	$67,274	$64,439	$5,589

The following table presents the aging of the recorded investment in past due loans at June 30, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
June 30, 2020
Agricultural loans	$2,736	$—	$6,633	$9,369	$614,970	$624,339
Commercial real estate loans	—	—	361	361	246,788	247,149
Commercial loans	43	—	107	150	184,387	184,537
Residential real estate loans	—	—	60	60	31,354	31,414
Installment and consumer other	—	—	—	—	85	85
Total	$2,779	$—	$7,161	$9,940	$1,077,584	$1,087,524

December 31, 2019
Agricultural loans	$1,489	$71	$4,974	$6,534	$653,191	$659,725
Commercial real estate loans	—	288	-	288	235,648	235,936
Commercial loans	—	28	228	256	95,531	95,787
Residential real estate loans	—	—	62	62	43,896	43,958
Installment and consumer other	—	—	—	—	367	367
Total	$1,489	$387	$5,264	$7,140	$1,028,633	$1,035,773

The following table presents the recorded investment in nonaccrual loans by class of loan:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Agricultural loans	$25,398	$26,415
Commercial real estate loans	8,348	2,673
Commercial loans	1,650	1,818
Residential real estate loans	60	62
Total	$35,456	$30,968

The following tables present the average recorded investment and interest income recognized on impaired loans by portfolio segment for the three and six months ended June 30, 2020 and 2019:

	As of and for the Three Months Ended June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,268	$58,895	$3,826	$59,565	$1,060
Commercial real estate loans	9,420	9,351	2,471	6,496	115
Commercial loans	2,962	2,882	1,226	2,360	21
Residential real estate loans	—	60	—	60	—
Total	$74,650	$71,188	$7,523	$68,480	$1,196

	As of and for the Six Months Ended June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,268	$58,895	$3,826	$58,864	$2,370
Commercial real estate loans	9,420	9,351	2,471	6,517	140
Commercial loans	2,962	2,882	1,226	2,372	69
Residential real estate loans	—	60	—	61	1
Total	$74,650	$71,188	$7,523	$67,814	$2,580

	As of and for the Three Months Ended June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,271	$59,876	$3,415	$57,064	$1,531
Commercial real estate loans	539	1,022	5	3,527	7
Commercial loans	1,022	532	290	834	1
Total	$63,832	$61,430	$3,710	$61,425	$1,539

	As of and for the Six Months Ended June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,271	$59,876	$3,415	$56,412	$2,704
Commercial real estate loans	539	1,022	5	1,530	31
Commercial loans	1,022	532	290	1,153	3
Total	$63,832	$61,430	$3,710	$59,095	$2,738

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $2.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

Troubled Debt Restructurings

The Company allocated approximately $3.8 million and $3.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2020 and December 31, 2019, respectively.  The Company had no additional lending commitments at June 30, 2020 or December 31, 2019 to customers with outstanding loans that were classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is returned to accrual status.  The following table presents the TDRs and related allowance for loan losses by loan class at June 30, 2020 and December 31, 2019:

	Non-Accrual	Restructured and Accruing	Total	Allowance for Loan Losses Allocated
	(dollars in thousands)
June 30, 2020
Agricultural loans	$18,672	$20,940	$39,612	$3,807
Commercial real estate loans	—	1,002	1,002	31
Commercial loans	79	43	122	4
Total	$18,751	$21,985	$40,736	$3,842

December 31, 2019
Agricultural loans	$19,033	$20,731	$39,764	$3,436
Commercial real estate loans	—	1,009	$1,009	$32
Commercial loans	228	44	272	60
Total	$19,261	$21,784	$41,045	$3,528

 The following tables provide the number of loans modified in a troubled debt restructuring investment by class for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30, 2020		June 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	6	$2,640	25	$12,125
Commercial real estate loans	—	—	—	—
Commercial loans	—	—	—	—
Total	6	$2,640	25	$12,125

	For the Six Months Ended
	June 30, 2020		June 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	8	$2,872	33	$13,829
Commercial real estate loans	—	—	1	1,021
Commercial loans	—	—	2	1,046
Total	8	$2,872	36	$15,896

The following tables provide the troubled debt restructurings for the six months ended June 30, 2020 and 2019 grouped by type of concession:

	For the Three Months Ended
	June 30, 2020		June 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	1	$231	4	$441
Term concessions	—	435	2	453
Rate concessions	—	—	1	85
Extension of interest-only payments	2	75	17	10,994
Capitalized interest	1	153	1	152
Combination of extension of term and interest rate concessions	2	1,746	—	—
Total	6	$2,640	25	$12,125

	For the Six Months Ended
	June 30, 2020		June 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	1	$231	5	$703
Term concessions	1	484	2	453
Rate concessions	—	—	1	85
Extension of interest-only payments	2	75	24	12,436
Capitalized interest	1	153	1	152
Combination of extension of term and interest rate concessions	3	1,929	—	—
Commercial real estate loans
Payment concessions	—	—	1	1,021
Commercial loans
Combination of extension of term and interest rate concessions	—	—	2	1,046
Total	8	$2,872	36	$15,896

No troubled debt restructurings defaulted within twelve months of the restructure date during the three and six months ended June 30, 2020 and June 30, 2019, respectively.

Section 4013 of the CARES Act allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the Coronavirus Disease 2019 (COVID-19) pandemic. The Company has elected to implement Section 4013, and for the three months and six months ended June 30, 2020, the Company has processed 184 requests with loan balances totaling $200.7 million.

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

The bank will not accrue interest on any loan past due 90-days or more.  Furthermore, the bank will place any loan on non-accrual status for which payment in full of principal and interest is not expected.  A loan shall be placed on non-accrual as soon as it is determined that payment in full of interest and/or principal is unlikely.  The CCO may approve the placement of a loan on non-accrual prior to 90-days past due.

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$372,030	$175,072	$1,856	$44,502	$30,879	$624,339
Commercial real estate loans	221,979	14,560	—	2,261	8,349	247,149
Commercial loans	173,901	8,175	—	811	1,650	184,537
Residential real estate loans	30,950	237	—	167	60	31,414
Installment and consumer other	85	—	—	—	—	85
Total	$798,945	$198,044	$1,856	$47,741	$40,938	$1,087,524

	As of December 31, 2019(1)
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$388,184	$184,050	$9,239	$46,587	$31,665	$659,725
Commercial real estate loans	209,279	21,703	—	2,281	2,673	235,936
Commercial loans	83,141	10,091	—	737	1,818	95,787
Residential real estate loans	43,473	254	—	169	62	43,958
Installment and consumer other	367	—	—	—	—	367
Total	$724,444	$216,098	$9,239	$49,774	$36,218	$1,035,773
(1)	Performing troubled debt restructurings have been reclassified to be reflected in their internal risk rating category rather than Substandard Impaired as previously reported.

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of loans serviced for others were approximately $762.1 million and $751.7 million at June 30, 2020 and December 31, 2019, respectively.  The fair value of these rights were approximately $16.5 million and $15.9 million at June 30, 2020 and December 31, 2019.

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

The fair value of servicing rights at December 31, 2019 was determined using an assumed discount rate of 14 percent and weighted average prepayment speed of 7.33%, ranging from 5.00% to 10.00%, depending upon the stratification of the specific right, and nominal credit losses.  The fair value of servicing rights at June 30, 2020 was determined using an assumed discount rate of 14 percent and a weighted average prepayment speed of 9.77%, primarily ranging from 9.70% to 9.78%, depending upon loan type, the stratification of the specific right, and nominal credit losses.

Changes to the fair value are reported in loan servicing fees within the consolidated statements of operations.

The following tables summarize servicing rights capitalized, along with the aggregate activity in related valuation allowances.  The six months ended June 30, 2020 is presented at fair value, and the six months ended June 30, 2019 is presented using the amortized cost method.

For the Three Months Ended
June 30, 2020
(dollars in thousands)
Balance at March 31, 2020	$16,211
Additions, net	1,041
Fair value changes:
Decay due to increases in principal paydowns or runoff	(727)
Due to changes in valuation inputs or assumptions	(39)
Balance, June 30, 2020	$16,486

For the Six Months Ended
June 30, 2020
(dollars in thousands)
Balance at December 31, 2019	$12,509
Impact of cumulative effect of change in accounting principle	3,412
Balance at January 1, 2020	$15,921
Additions, net	1,546
Fair value changes:
Decay due to increases in principal paydowns or runoff	(992)
Due to changes in valuation inputs or assumptions	11
Balance, June 30, 2020	$16,486

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
	(dollars in thousands)
Balance, beginning of period	$9,275	$9,047
Additions related to new loans	1,320	1,941
Impairment due to prepayment	(190)	(263)
Amortization of existing asset	(1,014)	(1,334)
Reduction of valuation allowance	230	230
Balance, June 30, 2019	$9,621	$9,621

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

  During the first quarter of 2020, goodwill was evaluated for impairment due to economic disruption and unknown growth and credit risk related to the COVID-19 pandemic.  Management provided to a third party its updated  income projections. Three valuation models were weighted and evaluated: discounted cash flow model (60%), guideline public company method (30%) and transaction method (10%).  The transaction method was weighted the lowest as most, if not all, of the identified transactions happened prior to the COVID-19 pandemic and could not be relied upon as comparable values as of March 31, 2020.  More weighting was put toward cash flows as management believes the value of the Company is still tied to overall earnings.  For the discounted cash flow method, the analysis discounted projected earnings by 14.5% based on an evaluation of required returns for similar public companies adjusted for an expected size and company-specific premium.  Through this evaluation, it was determined that as of March 31, 2020, the fair value of the Company did not exceed the current carrying value by an amount in excess of the carrying amount of the goodwill; therefore, the full amount of goodwill was deemed to be impaired.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley Bancorp, Inc. (“Fox River Valley”) acquisition in 2016 had a gross carrying amount of $1.8 million.  There was no impairment charge to core deposit intangible for the three or six months ended June 30, 2020.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,676)	(1,576)
Net book value	$125	$225

NOTE 7 – DEPOSITS

Deposits are summarized as follows at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Demand deposits	$149,963	$138,489
NOW and interest checking	81,656	67,805
Savings	8,369	6,395
Money market accounts	307,083	247,828
Certificates of deposit	346,482	375,100
National time deposits	57,997	99,485
Brokered deposits	121,503	166,340
Total deposits	$1,073,053	$1,101,442

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $93.4 million and $44.4 million on June 30, 2020 and December 31, 2019, respectively. These advances, rates, and maturities were as follows:

			June 30,	December 31,
	Maturity	Rate	2020	2019
			(dollars in thousands)
Fixed rate, fixed term	02/20/2020	1.71%	$—	$5,000
Fixed rate, fixed term	07/16/2020	1.85%	800	800
Fixed rate, fixed term	08/25/2020	1.84%	3,000	3,000
Fixed rate, fixed term	08/27/2020	1.88%	5,000	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, fixed term	03/18/2022	1.03%	15,000	—
Fixed rate, fixed term	03/25/2022	0.75%	10,000	—
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	8,000
Fixed rate, fixed term	03/23/2023	1.26%	10,000	—
Fixed rate, fixed term	03/27/2023	0.82%	15,000	—
			$93,400	$44,400

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At June 30, 2020 and December 31, 2019, the Bank had pledged qualifying mortgage loans of $368.6 million and $393.7 million, respectively.

As of June 30, 2020 and December 31, 2019, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $111.3 million and $127.3 million in loans at June 30, 2020 and December 31, 2019, respectively.  There were no outstanding advances included in other borrowings at June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company had an unsecured credit agreement with U.S. Bank National Association for a $10.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as of June 30, 2020 and December 31, 2019.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At June 30, 2020 and December 31, 2019, the amounts of these borrowings was $0.8 million.

Also included in other borrowings is the financing lease for our full service banking location in Manitowoc, Wisconsin.  This branch location was owned by the Bank, and was sold to a third party in March 2020.  The Bank is leasing back a portion of the building for its full service branch.  Under the terms of the current lease which began on March 2, 2020, the Company is obligated to pay monthly rent of $16 thousand with an initial lease term of ten years with two renewal options of five years each.  As of June 30, 2020, the liability remaining under the financing lease was $1.4 million.   There was no financing lease obligation as of December 31, 2019.

During the second quarter of 2020, the Company largely funded the Small Business Administration’s Paycheck Protection Program (“PPP”) loans through the Federal Reserve’s PPP Liquidity Facility, which allowed for 12-month advances collateralized by PPP loans at an interest rate of 0.35%.  The balance of these advances was $99.7 million at June 30, 2020.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Balance outstanding at end of period	$101,847	$794
Average amount outstanding during the period	66,910	800
Maximum amount outstanding at any month end	101,860	1,412
Weighted average interest rate during the period	0.42%	4.60%
Weighted average interest rate at end of period	2.65%	4.51%

NOTE 9 — SUBORDINATED DEBENTURES

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

The capital securities carry an interest rate identical to that of the related debentures. For Trust II, holders of capital securities are entitled to receive cumulative cash distributions at a rate based on the three month LIBOR plus 1.53% thereafter through maturity, which was 1.84% and 3.44% as of June 30, 2020 and December 31, 2019, respectively. For Trust III, holders of capital securities are entitled to receive cumulative cash distributions at a rate based on the three month LIBOR plus 1.69% through maturity, which was 2.00% and 3.60% as of June 30, 2020 and December 31, 2019, respectively.  Interest was current through the most recent interest payment date of June 15, 2020.  The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears.

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

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. Interest was current through the most recent interest payment date of May 28, 2020.

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

  On June 30, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain institutional or accredited investors pursuant to which the Company sold and issued $17.4 million in aggregate principal amount of its 7.00% fixed-to-floating rate subordinated notes due 2030 (the “2030 Notes”).  The 2030 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. The 2030 Notes have a stated maturity of June 30, 2030, are redeemable, in whole or in part, on or after June 30, 2025, and at any time upon the occurrences of certain events. The 2030 Notes will bear interest at a fixed rate of 7.00% per year, from and including June 30, 2020 to, but excluding, June 30, 2025. From and including June 30, 2025 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (SOFR) plus 687.5 basis points.  The 2030 Notes qualify as Tier II capital of the Company.  The Company incurred $0.5 million of costs related to the issuance of the 2030 Notes.  These costs have been capitalized and are being amortized over the call date of the 2030 Notes.

On July 21, 2020, the Company entered into a Subordinated Note Purchase Agreement with an accredited investor (the “Purchaser”) pursuant to which the Company sold and issued $5.0 million in principal amount of a 7.00% fixed-to-floating rate subordinated note due June 30, 2030 (the “Note”). The Note was issued by the Company to the Purchaser at a price equal to 100% of its face amount.  The Note has a stated maturity of June 30, 2030, is redeemable by the Company at its option, in whole or in part, after July 21, 2025, and at any time upon the occurrences of certain events.  The Note will bear interest at a fixed rate of 7.00% per year, from and including July 21, 2020 to, but excluding, June 30, 2025. From and including June 30, 2025 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 687.5 basis points.

NOTE 10 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of June 30, 2020, 60,974 options or shares of restricted stock remained available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of June 30, 2020 and changes in the Plan during the six months ended June 30, 2020 were as follows:

	June 30, 2020
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	214,904	$18.94
Granted	54,746	19.51
Exercised	(14,590)	13.38
Forfeited/expired	—	—
Outstanding, end of period	255,060	$19.38	$677
Options exercisable at period-end	162,623	$18.82	$493
Weighted-average fair value of options granted during the period (2)		$6.01

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the six months ended June 30, 2020 was as follows:

	June 30, 2020
	Restricted Stock Awards(1)	Weighted Average Grant Price
Outstanding, beginning of year	20,668	$21.86
Granted	—	—
Vested	(14,369)	20.57
Forfeited/expired	—	—
Outstanding, end of period	6,299	$24.80

	June 30, 2020
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	32,125	$19.80
Granted	43,725	18.66
Vested	(14,615)	19.37
Forfeited/expired	—	—
Outstanding, end of period	61,235	$19.07
Restricted shares vested not yet issued, end of period	5,257	$25.39
(1)

The beginning of year amounts have been reclassified to include restricted stock awards and units for individuals that have reached retirement age as defined by the Plan.  Previously, these units were considered vested and removed from the schedule; however the Plan only accelerates the vesting of these options if the participant leaves employment.

For the three months ended June 30, 2020 and 2019, share-based compensation expense, including options and restricted stock awards and units, applicable to the Plan was $0.3 million and $0.2 million, respectively.  For the six months ended June 30, 2020 and 2019, share-based compensation expense, including options and restricted stock awards and units, applicable to the Plan was $0.5 million and $0.3 million, respectively.

As of June 30, 2020, unrecognized share-based compensation expense related to nonvested share-based compensation instruments amounted to $1.1 million and is expected to be recognized over a weighted average period of 2.05 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations), and of Tier 1 Common Equity (as defined in the regulations) to risk-weighted assets. Management believed, as of June 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2020, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following table.

The Company and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2020
Total Capital (to risk weighted assets):
Consolidated	$237,743	20.42%	$122,222	10.50%	Not applicable	10.00%
Bank	207,319	17.88%	121,773	10.50%	$115,974	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	176,966	15.20%	$98,942	8.50%	Not applicable	8.00%
Bank	192,772	16.62%	98,578	8.50%	92,779	8.00%
Tier 1 Capital (to average assets):
Consolidated	176,966	12.69%	55,795	4.00%	Not applicable	5.00%
Bank	192,772	13.88%	55,538	4.00%	69,423	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	176,966	15.20%	$81,482	7.00%	Not applicable	6.50%
Bank	192,772	16.62%	81,182	7.00%	75,383	6.50%

December 31, 2019
Total Capital (to risk weighted assets):
Consolidated	$225,094	19.41%	$121,746	10.500%	Not applicable
Bank	216,198	18.70%	121,396	10.500%	$115,615	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	180,620	15.58%	98,557	8.500%	Not applicable
Bank	201,735	17.45%	98,273	8.500%	92,492	8.00%
Tier 1 Capital (to average assets):
Consolidated	180,620	12.42%	58,182	4.00%	Not applicable
Bank	201,735	14.68%	54,962	4.00%	68,702	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	156,969	13.54%	81,164	7.000%	Not applicable
Bank	201,735	17.45%	80,930	7.000%	75,150	6.50%

The Basel III Rule implemented a capital conservation buffer, equal to 2.5% of Tier 1 Common Equity, which is added to the minimum requirements for capital adequacy purposes.  As of June 30, 2020 and December 31, 2019, the ratios for the Company and the Bank exceeded the 2.5% capital conservation buffer. Failure to exceed the capital conservation buffer would result in limitations on certain capital distributions, including dividend payments, and certain discretionary bonus payment to executive officers.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
June 30, 2020
Securities available for sale:
U.S. government and agency securities	$—	$15,603	$—	$15,603
Asset backed securities	—	16,566	—	16,566
Municipal securities	—	51,640	—	51,640
Mortgage-backed securities	—	143,162	—	143,162
Loan servicing rights(1)	—	—	16,486	16,486
Total assets at fair value	$—	$226,971	$16,486	$243,457
Derivative instruments, interest rate swaps	—	2,226	—	2,226
Total liabilities at fair value	$—	$2,226	$—	$2,226
December 31, 2019
Securities available for sale:
U.S. government and agency securities	$—	$3,458	$—	$3,458
U.S. treasury Securities	—	2,506	—	2,506
Mortgage-backed securities	—	152,769	—	152,769
Total assets at fair value	$—	$158,733	$—	$158,733
Derivative instruments, interest rate swaps	—	972	—	972
Total liabilities at fair value	$—	$972	$—	$972

(1)	See Note 5 for a rollforward of recurring Level 3 fair values for servicing assets.

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
June 30, 2020
Impaired loans	$—	$—	$47,138
Other real estate owned	—	—	2,629
Total assets at fair value	$—	$—	$49,767
December 31, 2019
Impaired loans	$—	$—	$44,657
Other real estate owned	—	—	5,521
Total assets at fair value	$—	$—	$50,178

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis were as follows:

June 30, 2020
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	5%-64% (24%)

December 31, 2019
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	5%-64% (29%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	June 30,		December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$127,016	$127,016	$108,457	$108,457	1
Interest earning cash at other financial institutions	416	416	20,554	20,554	1
FHLB Stock	5,758	5,758	1,628	1,628	2
Securities available for sale	226,971	226,971	158,733	158,733	2
Loans, net of allowance for loan losses	1,068,955	1,080,610	1,020,506	1,024,062	3
Loans held for sale	11,847	11,847	2,151	2,151	3
Accrued interest receivable	3,222	3,222	2,571	2,571	2
Loan servicing rights	16,486	16,486	12,509	15,921	3
Financial liabilities:
Deposits:
Time	525,982	526,560	640,925	635,558	2
Other deposits	547,071	547,071	460,517	460,517	1
Other borrowings	101,847	101,847	794	794	3
Advances from FHLB	93,400	94,926	44,400	44,578	2
Subordinated debentures	61,910	61,910	44,858	44,858	3
Accrued interest payable	3,101	3,101	4,769	4,769	2
Derivative instruments, interest rate swaps	2,226	2,226	972	972	2

NOTE 13 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$3,247	$5,019	$5,521	$6,568
Assets foreclosed	—	4,145	—	5,292
Write-down of other real estate owned	—	(250)	(1,360)	(250)
Net gain (loss) on sales of other real estate owned	—	(9)	(4)	127
Proceeds from sale of other real estate owned	(618)	(212)	(1,528)	(3,044)
Balance, end of period	$2,629	$8,693	$2,629	$8,693

Expenses applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net gain (loss) on sales of other real estate owned	$—	$(9)	$(4)	$127
Write-down of other real estate owned	—	(250)	(1,360)	(250)
Operating expenses, net of rental income	(50)	(85)	(166)	(110)
	$(50)	$(344)	$(1,530)	$(233)

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

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at June 30, 2020 and December 31, 2019.  Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized loss of $1.3 and $1.1 million was recognized in accumulated other comprehensive income for the six months ended June 30, 2020 and 2019, respectively and there was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $2.4 million of cash as collateral to the counterparty as of June 30, 2020.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.

On July 21, 2020, the Company sold an additional $5.0 million of subordinated notes.  See Note 9 —Subordinated Debentures for additional information.

There were other no significant events or transactions occurring after June 30, 2020, but prior to August 7, 2020, that provided additional evidence about conditions that existed at June 30, 2020.

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

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic;

•

government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms including the Coronavirus Aid, Relief, and Economic Security Act;

•	adverse changes in the economic conditions of our market area and of the agriculture market generally, dairy in particular;
•	adverse changes in the financial services industry and national and local real estate markets (including real estate values);
•	competition among depository and other financial institutions, as well as financial technology (FinTech) companies and other non-traditional competitors;
•	risks related to a high concentration of dairy-related collateral located in our market area;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•	the failure of assumptions and estimates underlying the establishment of our allowance for loan losses and estimation of values of collateral and various financial assets and liabilities;
•	interest rate risks associated with our business;
•	fluctuations in the values of the securities held in our securities portfolio;
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

•	changes in accounting policies and practices
•	our ability to retain key members of our senior management team;
•	our ability to successfully manage liquidity risk;
•	the effectiveness of our risk management framework;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of the London Interbank Offered Rate (“LIBOR”)
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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, and residential real estate loans.  Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our pre-tax net income, net interest margin, net overhead ratio, return on average assets, earnings per share, and ratio of non-performing assets to total assets.  We also utilize non-GAAP metrics, such as adjusted diluted earnings per share, efficiency ratio, return on average common shareholders’ equity, tangible book value per share, ratio of tangible common equity to tangible assets, and adverse classified asset ratio, to evaluate the Company’s performance.  We are required to maintain appropriate regulatory leverage and risk-based capital ratios.

Significant Developments – Impact of COVID-19

The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2020, and has had a complex and significant adverse impact on the economy, the banking industry and is expected to continue to adversely impact the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Wisconsin, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020.  The Wisconsin Governor issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities, which order became effective on March 25, 2020, and was rescinded by the Wisconsin Supreme Court on May 13, 2020. Since May 13, 2020, businesses and social gatherings have been reopening based on local ordinances in a phased-in approach.  The Bank and its branches remained open during these orders because banks were deemed essential businesses.  The Bank served its customers through its drive through and night deposit services and digital banking platforms. Based on the current environment, it is unclear how communities in Wisconsin will change, relax, or impose new stay-at-home and social distancing policies.

Across the United States, as a result of stay-at-home orders, many states have experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Wisconsin (on a seasonally adjusted basis) increased from 3.1% in March 2020 to 13.6% in April 2020, and has subsequently decreased to 12.1% in May 2020 and 8.5% in June 2020 (based on preliminary numbers)

Policy and Regulatory Developments.  Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 – 0.25%.
•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”).  Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted.  On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020, with the program no longer taking applications after June 30, 2020.  In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs

Effects on Our Business.  The COVID-19 pandemic and the specific developments referred to above has had and may continue to have an impact on our business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in retail shopping centers, limited service restaurants, hotels, assisted living and nursing homes and residential rental industries may continue to endure significant economic distress, which may cause them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and may adversely impact the value of collateral.  These developments, together with economic conditions generally, may impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans.  As a result, we anticipate that our financial condition, capital levels and results of operations may be significantly adversely affected, as described in further detail below.

In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-

related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.  The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Our Response.  We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

The FDIC and the Board of Governors of the Federal Reserve System, in consultation with state financial regulators, issued a revision to the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on March 22, 2020. The revised interagency statement encourages financial institutions to work constructively with borrowers impacted by COVID-19, provides additional information regarding loan modifications, and clarifies the interaction between the interagency statement and related relief provided by the CARES Act.  The Statement provides guidance on handling payment modification requests for impacted borrowers without triggering TDR classifications, by allowing up to 6-months of payment deferrals or interest only to assist our customers at this time.  As of July 31, 2020 we have processed 184 customer payment modification requests for customers who had loan balances of $200.7 million.

•

Management had already made investments in its digital banking operations over the past several years.  Management has expanded the use of digital signatures for documents as well as videoconferencing in response to COVID-19.

•	Management established a Pandemic Planning Task Force which meets twice a week. The Bank’s Executive Committee is also meeting regularly in response to COVID-19.
•

As of July 31, 2020, the Bank has processed 904 applications totaling $106.2 million through the SBA.  These loans are being funded through $99.7 million of borrowings from the Federal Reserve PPP Liquidity Facility so as not to reduce the Bank’s available liquidity.

•	Approximately 80% of the Bank’s employees are working remotely. The lobbies and drive thrus are open in our branch network.
•

There are no current plans to suspend our common stock repurchase plan or common stock dividend.  The Board and management will continue to evaluate our capital plans as our credit metrics and capital levels change.  In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Operational Overview

•

Net income for the three months ended June 30, 2020 was $2.7 million, compared to a net loss of $5.2 million for the three months ended March 31, 2020, and net income of $3.7 million for the three months ended June 30, 2019.  Net loss of $2.5 million for the six months ended June 30, 2020 primarily as a result of $5.0 million of goodwill impairment during the first quarter of 2020, compared to net income of $7.5 million for the six months ended June 30, 2019.

•	Total loans increased $51.8 million, or 5.0%, from December 31, 2019 to $1.1 billion at June 30, 2020, and decreased $60.3 million, or 5.3%, from June 30, 2019.
•

Participated and sold loans that we continue to service totaled $762.1 million at June 30, 2020, an increase of $10.3 million, or 1.4%, since December 31, 2019, and an increase of $66.4 million, or 9.5%, since June 30, 2019.

•	Non-performing assets increased $2.6 million, or 4.4% since December 31, 2019, to $38.1 million at June 30, 2020, and increased $9.3 million, or 32.3%, since June 30, 2019.
•

Client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) increased $57.9 million, or 6.9%, since December 31, 2019, to $893.6 million at June 30, 2020, and increased $94.4 million, or 11.8%, since June 30, 2019.

•

Our reliance on brokered deposits and national time deposits decreased $86.3 million, or 32.5%, since December 31, 2019 to $179.5 million at June 30, 2020, and decreased $226.5 million, or 55.8%, since June 30, 2019.

•

Raised $17.4 million of subordinated debt through the issuance of 7.0% fixed-to-floating rate subordinated notes during the second quarter of 2020.  The notes have a maturity date of June 30, 2030. On July 21, 2020, the Company sold an additional $5.0 million of notes with similar terms.

Selected Financial Data

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$13,686	$17,208	$27,781	$34,334	$66,332
Interest expense	4,800	6,776	10,097	13,342	25,550
Net interest income	8,886	10,432	17,684	20,992	40,782
Provision for loan losses	1,142	876	3,360	1,628	423
Net interest income after provision for loan losses	7,744	9,556	14,324	19,364	40,359
Non-interest income	3,380	2,887	6,083	5,637	13,393
Non-interest expense	7,465	7,446	22,482	14,751	32,684
Income tax expense	926	1,293	379	2,784	4,616
Net income (loss)	$2,733	$3,704	$(2,454)	$7,466	$16,452

Per Common Share Data:
Basic earnings (loss) per common share	$0.40	$0.53	$(0.40)	$1.07	$2.37
Diluted earnings (loss) per common share	$0.40	$0.53	$(0.40)	$1.07	$2.36
Adjusted diluted earnings per common share(1)	$0.40	$0.53	$0.36	$1.07	$2.36
Cash dividends per common share	$0.07	$0.05	$0.14	$0.10	$0.20
Book value per share, end of period	$25.18	$23.03	$25.18	$23.03	$24.32
Tangible book value per share, end of period (1)	$25.16	$22.23	$25.16	$22.23	$23.54
Weighted average common shares - basic	6,504,898	6,745,635	6,604,187	6,735,725	6,747,581
Weighted average common shares - diluted	6,533,409	6,766,366	6,643,735	6,756,895	6,768,925
Common shares outstanding, end of period	6,375,150	6,717,908	6,375,150	6,717,908	6,734,132

Selected Balance Sheet Data:
Total assets	$1,513,917	$1,484,646	$1,513,917	$1,484,646	$1,378,779
Securities available-for-sale	226,971	158,561	226,971	158,561	158,733
Total loans	1,087,524	1,147,832	1,087,524	1,147,832	1,035,773
Allowance for loan losses	(18,569)	(16,258)	(18,569)	(16,258)	(15,267)
Total deposits	1,073,053	1,205,177	1,073,053	1,205,177	1,101,442
Other borrowings and FHLB advances	195,247	60,209	195,247	60,209	45,194
Subordinated debentures	61,910	44,781	61,910	44,781	44,858
Total shareholders' equity	168,525	162,724	168,525	162,724	172,029

Performance Ratios:
Return on average assets (annualized)	0.74%	1.00%	(0.23)%	1.00%	1.13%
Return on average shareholders' equity (annualized)	6.55%	9.24%	(2.88)%	9.48%	10.10%
Return on average common shareholders' equity (1)	6.63%	9.41%	(3.28)%	9.68%	10.31%
Equity to assets ratio	11.13%	10.96%	11.13%	10.96%	12.46%
Net interest margin	2.54%	2.92%	2.63%	2.93%	2.93%
Interest rate spread	2.24%	2.59%	2.30%	2.61%	2.58%
Non-interest income to average assets (annualized)	0.92%	0.78%	0.86%	0.76%	0.92%
Non-interest expense to average assets (annualized)	2.03%	2.01%	3.19%	1.99%	2.25%
Net overhead ratio (annualized) (2)	1.11%	1.23%	2.32%	1.22%	1.33%
Efficiency ratio (1)	63.83%	55.38%	69.32%	55.65%	59.92%
Dividend payout ratio	17.50%	9.43%	(35.00)%	9.35%	8.47%

Asset Quality Ratios:
Adverse classified asset ratio (1)	41.73%	53.21%	41.73%	53.21%	39.85%
Non-performing loans to total loans (3)	3.26%	1.75%	3.26%	1.75%	2.99%
Allowance for loan losses to:
Total loans	1.71%	1.42%	1.71%	1.42%	1.47%
Non-performing loans	52.37%	80.90%	52.37%	80.90%	49.30%
Net charge-offs to average loans	0.01%	0.18%	0.01%	0.16%	0.15%
Non-performing assets to total assets (3)	2.52%	1.94%	2.52%	1.94%	2.65%

	As of
	June 30, 2020	June 30, 2019	December 31, 2019
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	10.60%	10.42%	11.88%
Total capital to risk-weighted assets (Bank)	20.42%	15.35%	18.70%
Tangible common equity to tangible assets (1)	10.60%	10.10%	11.54%
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

Non-GAAP Financial Measures

“Efficiency ratio” is defined as non-interest expense, excluding goodwill impairment, and gains and losses on sales and write-downs of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense allow investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$7,465	$7,446	$22,482	$14,751	$32,684
Less: goodwill impairment	—	—	(5,038)	—	—
Less: net loss on sales and write-downs of OREO	—	(259)	(1,364)	(123)	(586)
Adjusted non-interest expense (non-GAAP)	$7,465	$7,187	$16,080	$14,628	$32,098

Net interest income	$8,886	$10,432	$17,684	$20,992	$40,782
Non-interest income	3,380	2,887	6,083	5,637	13,393
Less: net gain on sales of securities	(570)	(341)	(570)	(341)	(341)
Operating revenue	$11,696	$12,978	$23,197	$26,288	$53,834
Efficiency ratio	63.83%	55.38%	69.32%	55.65%	59.62%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	6.55%	9.24%	(2.88)%	9.48%	10.10%
Effect of excluding average preferred shareholders' equity	0.08%	0.17%	(0.40)%	0.20%	0.21%
Return on average common shareholders' equity	6.63%	9.41%	(3.28)%	9.68%	10.31%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	June 30, 2020	June 30, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$160,525	$154,724	$163,763
Less: Goodwill	—	5,038	5,038
Less: Core deposit intangible, net of amortization	125	354	225
Tangible common equity	$160,400	$149,332	$158,500
Common shares outstanding	6,375,150	6,717,908	6,734,132
Tangible book value per share	$25.16	$22.23	$23.54

Total assets	$1,513,917	$1,484,646	$1,378,514
Less: Goodwill	—	5,038	5,038
Less: Core deposit intangible, net of amortization	125	354	225
Tangible assets	$1,513,792	$1,479,254	$1,373,251
Tangible common equity to tangible assets	10.60%	10.10%	11.54%

Adjusted diluted earnings per share is a non-GAAP measure based on GAAP amounts.  In our judgment, the adjustments made to diluted earnings per share allows investors to better assess our income related to core operations by removing the volatility associated with the goodwill impairment which was a one-time, non-cash expense.

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Adjusted diluted earnings per share:
Net income (loss) from continuing operations	$2,733	$3,704	$(2,454)	$7,466	$16,452
Less: preferred stock dividends	(99)	(118)	(207)	(235)	(472)
Plus: goodwill impairment	—	—	5,038	—	—
Adjusted income available to common shareholders for basic earnings per common share	$2,634	$3,586	$2,377	$7,231	$15,980

Weighted average number of common shares outstanding	6,504,898	6,745,635	6,604,187	6,735,725	6,747,581
Effect of dilutive options	28,511	20,731	39,548	21,170	21,344
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,533,409	6,766,366	6,643,735	6,756,895	6,768,925

Adjusted diluted earnings per share	$0.40	$0.53	$0.36	$1.07	$2.36

Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	June 30, 2020	June 30, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Adverse classified asset ratio:
Substandard loans	88,679	109,489	85,992
Other real estate owned	2,629	8,693	5,521
Substandard unused commitments	3,230	1,458	2,849
Less: Substandard government guarantees	(6,336)	(7,821)	(7,892)
Total adverse classified assets (non-GAAP)	$88,202	$111,819	$86,470

Total equity (Bank)	$201,507	$196,036	$204,240
Accumulated other comprehensive loss (gain) on available-for-sale securities	(8,734)	(2,166)	(2,505)
Allowance for loan losses	18,569	16,258	15,267
Adjusted total equity (non-GAAP)	$211,342	$210,128	$217,002
Adverse classified asset ratio	41.73%	53.21%	39.85%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income decreased by 14.8% to $8.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily attributable to a $78.7 million, or 6.7%, decrease in average loan balance and an 84 basis point decrease in loan yield between the two periods.  The decrease in average loan balance is primarily the result of the $69.4 million increase in average loans sold and serviced, and the decrease in loan yield is primarily the result of the $106.0 million of PPP loans that were closed during the second quarter of 2020 with a 1.0% loan yield, in addition to the overall drop in interest rate environment.

Interest income decreased to $13.7 million for the second quarter of 2020 compared to $17.2 million for the second quarter of 2019, which resulted from a decrease in average loan balance and a decline in loan yields from 5.26% for the second quarter of 2019 to 4.42% for the second quarter of 2020.  In addition, average yields on investment securities and interest bearing deposits due from other banks declined from the first quarter of 2019 to the first quarter of 2020 by 42 basis points and 183 basis points, respectively.   The decreases in yields on all interest-earning assets was primarily the result of the Federal Reserve’s decreases to the target federal funds rate by a total of 75 basis points in the second half of 2019 and by a total of 150 basis points in March 2020, in addition to the low yield on PPP loans discussed above.

Interest expense decreased from $6.8 million for the second quarter of 2019 to $4.8 million for the second quarter of 2020, which was primarily the result of a 14.1% decrease in the average balance of interest-bearing deposits and a decrease in rates paid on savings, NOW, money market, and interest checking accounts of 112 basis points.  This was partially offset by a five basis point increase in the rate paid on time deposits.

For the six months ended June 30, 2020, net interest income was $17.7 million, a decrease of $3.3 million, or 15.8%, from the six months ended June 30, 2019.  Interest income decreased $6.5 million, or 19.1%, to $27.8 million for the first two quarters of 2020, compared to $34.3 million for the first two quarters of 2019, primarily due to the $106.0 million of PPP loans that were funded during the second quarter of 2020 with a yield of 1.0% and the repricing of loans in a declining rate environment.  In addition, due to the federal funds rate cuts during the first quarter of 2020, yields on investment securities and interest bearing deposits at other banks declined 30 basis points and 158 basis points, respectively, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  Interest expense decreased to $10.1 million for the six months ended June 30, 2020 from $13.3 million for the six months ended June 30, 2019.  The $3.2 million, or 24.3%, decrease is primarily due to a 33 basis points reduction in the rate paid on interest-bearing deposits, and the 59 basis point reduction in the rate of our FHLB borrowings, which was slightly offset by the 33 basis point increase on the rate paid on our subordinated debt.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields earned on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.

As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic that we expect to incur, we expect that our net interest income and net interest margin could continue to decrease in future periods.

The following tables reflect the components of net interest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$237,082	$1,445	2.44%	$176,237	$1,259	2.86%
Loans (2)	1,098,327	12,130	4.42%	1,177,071	15,484	5.26%
Interest bearing deposits due from other banks	64,142	111	0.69%	73,769	465	2.52%
Total interest-earning assets	$1,399,551	$13,686	3.91%	$1,427,077	$17,208	4.82%

Allowance for loan losses	(17,844)			(17,782)
Other assets	85,716			76,806
Total assets	$1,467,423			$1,486,101

Liabilities
Savings, NOW, money market, interest checking	$379,991	$525	0.55%	$315,940	$1,316	1.67%
Time deposits	553,616	3,196	2.31%	770,554	4,362	2.26%
Total interest-bearing deposits	$933,607	$3,721	1.59%	$1,086,494	$5,678	2.09%
Other borrowings	66,910	15	0.09%	1,204	13	4.47%
FHLB advances	103,916	328	1.26%	78,653	402	2.04%
Junior subordinated debentures	45,090	736	6.52%	44,762	683	6.10%
Total interest-bearing liabilities	$1,149,523	$4,800	1.67%	$1,211,113	$6,776	2.24%

Non-interest bearing deposits	134,271			102,432
Other liabilities	16,749			12,154
Total liabilities	$1,300,543			$1,325,699

Shareholders' equity	166,880			160,402
Total liabilities and equity	$1,467,423			$1,486,101

Net interest income		$8,886			$10,432
Interest rate spread (3)			2.24%			2.58%
Net interest margin (4)			2.54%			2.92%
Ratio of interest-earning assets to interest-bearing liabilities	1.22			1.18
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$216,718	$2,733	2.52%	$186,076	$2,620	2.82%
Loans (2)	1,063,482	24,712	4.65%	1,192,073	30,985	5.20%
Interest bearing deposits due from other banks	62,483	336	1.08%	55,102	729	2.65%
Total interest-earning assets	$1,342,683	$27,781	4.14%	$1,433,251	$34,334	4.79%

Allowance for loan losses	(16,593)			(17,396)
Other assets	85,092			76,613
Total assets	$1,411,182			$1,492,468

Liabilities
Savings, NOW, money market, interest checking	$357,599	$1,299	0.73%	$307,903	$2,500	1.62%
Time deposits	583,451	6,769	2.32%	781,672	8,602	2.20%
Total interest-bearing deposits	$941,050	$8,068	1.71%	$1,089,575	$11,102	2.04%
Other borrowings	34,084	25	0.15%	1,025	25	4.80%
FHLB advances	80,312	562	1.40%	85,737	854	1.99%
Junior subordinated debentures	44,981	1,442	6.42%	44,742	1,361	6.09%
Total interest-bearing liabilities	$1,100,427	$10,097	1.84%	$1,221,079	$13,342	2.19%

Non-interest bearing deposits	123,811			102,050
Other liabilities	16,813			11,797
Total liabilities	$1,241,051			$1,334,926

Shareholders' equity	170,131			157,542
Total liabilities and equity	$1,411,182			$1,492,468

Net interest income		$17,684			$20,992
Interest rate spread (3)			2.30%			2.60%
Net interest margin (4)			2.63%			2.93%
Ratio of interest-earning assets to interest -bearing liabilities	1.22			1.17
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income between the periods indicated.  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The net column represents the sum of the volume and rate columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately between the changes due to rate and the changes due to volume.

	Three Months Ended June 30, 2020 v. 2019
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$(138)	$323	$185
Loans	(2,366)	(987)	(3,353)
Federal funds sold and interest-bearing deposits with banks	(299)	(54)	(353)
Total interest income	(2,803)	(718)	(3,521)
Interest Expense:
Savings, NOW, money market and interest checking	(1,135)	344	(791)
Time deposits	88	(1,254)	(1,166)
Other borrowings	—	2	2
FHLB advances	(466)	392	(74)
Junior subordinated debentures	48	6	54
Total interest expense	(1,465)	(510)	(1,975)
Net interest income	$(1,338)	$(208)	$(1,546)

	Six Months Ended June 30, 2020 v. 2019
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$(196)	$309	$113
Loans	(3,109)	(3,164)	(6,273)
Federal funds sold and interest-bearing deposits with banks	(508)	114	(394)
Total interest income	(3,813)	(2,741)	(6,554)
Interest Expense:
Savings, NOW, money market and interest checking	(1,697)	496	(1,201)
Time deposits	500	(2,332)	(1,832)
Other borrowings	—	—	—
FHLB advances	(242)	(51)	(293)
Junior subordinated debentures	74	7	81
Total interest expense	(1,365)	(1,880)	(3,245)
Net interest income	$(2,448)	$(861)	$(3,309)

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision expense for loan losses of $1.1 million for the three months ended June 30, 2020 compared to of $0.8 million for the three months ended June 30, 2019.  The increase in provision was the result of a $15.4 million increase in substandard impaired loans, which was offset by a $36.3 million improvement in substandard performing loans, primarily to a watch rating.

For the six months ended June 30, 2020, the provision for loan losses was $3.4 million compared to $1.6 million for the six months ended June 30, 2019.  The $1.7 million increase in provision expense was due to the additional qualitative factor of $2.0 million related to customers that are at a higher risk of being impacted by the COVID-19 pandemic.

The specific reserve related to impaired loans was $7.5 million at June 30, 2020, which was an increase of $1.9 million, or 34.6%, from December 31, 2019.  Substandard impaired loans increased $4.7 million, or 13.0%, from $36.2 million at December 31, 2019 to $40.9 million at June 30, 2020.  The increased specific reserve was the result of one commercial customer that was downgraded as it is affected by the COVID-19 pandemic.  Four agricultural customers were downgraded to substandard impaired, but these loans had sufficient collateral so that no specific reserve was required.  The Chicago Mercantile Exchange Class III futures milk price began to rebound during the second quarter of 2020 from the $12 to $13 cwt range to $16 to $21 cwt range for June and the remainder of 2020.  We are optimistic that milk prices at this level for a sustained period of time will help our agricultural customers recover from the effects of the COVID-19 pandemic.

There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the qualitative factor for COVID-19 discussed above.  Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $18.6 million, or 1.71% of total loans, was appropriate as of June 30, 2020.  This is compared to an allowance for loan losses of $16.3 million, or 1.42% of total loans, at June 30, 2019, and $15.3 million, or 1.47% of total loans, at December 31, 2019.

Non-Interest Income

Non-interest income for the three months ended June 30, 2020 increased by 17.1% to $3.4 million from $2.9 million for the three months ended June 30, 2019.  The $0.5 million increase was primarily the result of a $0.4 million increase in loan servicing fees which resulted from the $69.4 million increase in average loans serviced between the two periods.  In addition, during the three months ended June 30, 2020, the Company sold $27.8 million of securities resulting in a gain of $0.6 million compared to the gain of $0.3 million on $29.4 million of securities sold during the three months ended June 30, 2019.

For the six months ended June 30, 2020, non-interest income increased $0.5 million, or 7.9%, to $6.1 million from $5.6 million for the six months ended June 30, 2019, primarily as a result of an increase of $0.6 million in loan servicing fees from the previously discussed increase in average loans serviced.

The following table reflects the components of non-interest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands)
Service charges	$368	$407	$710	$760
Gain on sale of loans, net	4	26	42	25
Loan servicing fees	1,923	1,563	3,754	3,082
Loan servicing rights recognized from transfers of financial assets	274	346	564	574
Income on other real estate owned	3	40	3	66
Gain on sale of securities	570	341	570	341
Other	238	164	440	789
Total non-interest income	$3,380	$2,887	$6,083	$5,637

Non-Interest Expense

Non-interest expense increased 0.3% for the three months ended June 30, 2020 to $7.5 million compared to $7.4 million for the three months ended June 30, 2019. The $0.4 million increase in employee compensation and benefits related to a 7.1% increase in headcount and was partially offset by the one-time other real estate owned writedown that took place during the second quarter of 2019.

For the six months ended June 30, 2020, non-interest expense increased by $7.7 million, or 52.4%, to $22.5 million from $14.8 million for the six months ended June 30, 2019.  In addition to the items noted above, the year-over-year increase is primarily the result of a $5.0 million goodwill impairment during the first quarter of 2020 due to the anticipated reduction in future earnings and a decrease in the trading multiples of the Company’s stock in relation to COVID-19.  In addition, in the first quarter of 2020 there was a $1.4 million write-down of a retail shopping center that is in other real estate owned and a $0.3 million loss recognized on the sale-leaseback of our Manitowoc branch.  These increases in non-interest expense were partially offset by reduced travel and education expenses as the result of the COVID-19 pandemic.

The following table reflects the components of our non-interest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands)
Employee compensation and benefits	$4,594	$4,199	$9,854	$8,681
Occupancy	305	283	659	672
Information processing	663	591	1,333	1,154
Professional fees	480	417	881	816
Business development	333	347	699	672
Other real estate owned expenses	44	121	160	172
Write-down of other real estate owned	—	250	1,360	250
Net loss (gain) on other real estate owned	—	9	4	(127)
Depreciation and amortization	303	328	603	665
Goodwill impairment	—	—	5,038	—
Other	743	901	1,891	1,796
Total non-interest expense	$7,465	$7,446	$22,482	$14,751

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

Income tax expense for the three months ended June 30, 2020 and 2019, was $0.9 million and $1.3 million, respectively, which represents an effective tax rate of 25.3% and 25.9%, respectively.  Income tax expense for the six months ended June 30, 2020 and 2019, was $0.4 million and $2.8 million, respectively, which represents an effective tax rate of 18.3% and 27.2%, respectively.  The decrease in the effective tax rate for the 2020 periods compared to the 2019 periods was primarily the result of the non-deductible goodwill impairment that took place during the first quarter of 2020.

Financial Condition

Total assets increased $135.1 million, or 9.8%, from December 31, 2019 to $1.5 billion at June 30, 2020.  Total loans increased by $51.8 million, or 5.0%, since December 31, 2019 primarily as the result of the $106.0 million of PPP loans that were funded in the second quarter of 2020, which were partially offset by normal pay-downs, an increase of $9.7 million in loans held for sale, and $10.3 million increase in loans sold on the secondary market.

Total liabilities increased $138.6 million, or 11.5%, from December 31, 2019 to $1.3 billion at June 30, 2020.  This increase was primarily attributed to $99.7 million of advances received through the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to fund PPP loans.  PPPLF borrowings bear an interest rate of 0.35%.  In addition, during the first six months of 2020, the Company increased its FHLB borrowings by $49.0 million, or 11.5%, to take advantage of the low interest rates on FHLB borrowings as a result of the Federal Reserve’s decreases in the target federal funds interest rate.  The FHLB borrowings bear an average interest rate of 0.89%.  The Company’s overall focus remains on funding loan growth with client deposits; however, these borrowings help reduce interest rate risk and lower the cost of funds.  The increases in PPPLF and FHLB borrowings were offset by an intentional decrease in brokered and national deposits of $86.3 million during the first two quarters of 2020.

Also during the second quarter of 2020, the Company entered into Subordinated Note Purchase Agreements and sold and issued $17.4 million in aggregate principal amount of its 7.0% fixed-to-floating rate subordinated notes that are due June 30, 2030. Management believes this capital raise provided additional capital to allow the Company to be take advantage of future market opportunities for its customers and communities. On July 21, 2020, the Company sold an additional $5.0 million of notes with similar terms.

Shareholders’ equity decreased $3.5 million, or 2.0%, to $168.5 million at June 30, 2020 from $172.0 million at December 31, 2019.  This decrease was due primarily to the net loss for the six months ended June 30, 2020 of $2.5 million and a $0.9 million tax-effected decrease in the fair market value of derivatives which was partially offset by a $6.2 million tax-effected increase to the fair market value of the investment portfolio to increase accumulated other comprehensive income.   Total shareholders’ equity was also reduced by $8.4 million in purchases of the Company’s stock and the payment of $1.1 million of dividends on common and preferred stock during the six months ended June 30, 2020.

Net Loans

Net loans increased by $48.4 million, or 4.7%, to $1.1 billion at June 30, 2020 from December 31, 2019.  This increase was primarily as the result of the $106.0 million of PPP loans that were funded in the second quarter of 2020, which were partially offset by normal pay-downs and an increase of $9.7 million in loans held for sale and a $10.3 million increase in loans sold on the secondary market.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$624,339	57.4%	$659,725	63.7%
Commercial real estate loans	247,149	22.7%	235,936	22.8%
Commercial loans	81,220	7.5%	95,787	9.3%
Paycheck Protection Plan loans	103,317	9.5%	—	0.0%
Residential real estate loans	31,414	2.9%	43,958	4.2%
Installment and consumer other	85	0.0%	367	0.0%
Total gross loans	$1,087,524	100.0%	$1,035,773	100.0%
Allowance for loan losses	(18,569)		(15,267)
Loans, net	$1,068,955		$1,020,506

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

We continually refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us. We mitigate this risk by actively using government guarantee programs.  14.2% of our substandard loans are partially guaranteed by the U.S. Farm Services Agency (“FSA”) or the SBA.  The amount of the guarantee can range from 80% to 95% of unpaid principal for FSA guaranteed loans, 50% to 100% for SBA guaranteed loans.

At June 30, 2020 and December 31, 2019, the allowance for loan losses was $18.6 million and $15.3 million, respectively, which resulted in a ratio of the allowance to total loans of 1.71% and 1.47%, respectively.  The overall increase in the allowance for loan losses as a percentage of total loans was primarily the result of the provision expense related to the additional qualitative factor of $2.0 million related to customers that are at a higher risk of being impacted by the COVID-19 pandemic.

Charge-offs and recoveries by loan category for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands)
Balance, beginning of period	$17,547	$17,493	$15,267	$16,505
Loans charged off:
Agriculture loans	—	—	—	—
Commercial real estate loans	—	2,234	—	2,624
Commercial loans	144	960	144	960
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total loans charged off	$144	$3,194	$144	$3,584
Recoveries:
Agriculture loans	23	15	23	15
Commercial real estate loans	1	967	62	1,592
Commercial loans	—	101	1	102
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total recoveries	24	1,083	86	1,709
Net loans charged off	$120	$2,111	$58	$1,875
Provision for loan losses	1,142	876	3,360	1,628
Allowance for loan losses, end of period	$18,569	$16,258	$18,569	$16,258

Selected loan quality ratios:
Net charge offs to average loans	0.01%	0.18%	0.01%	0.16%
Allowance for loan losses to total loans (end of period)	1.71%	1.42%	1.71%	1.42%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	32.32%	28.19%	32.32%	28.19%

As provided in the interagency statement, the Company has been working with its borrowers impacted by COVID-19.  As of July 31, 2020 we have processed 184 customer payment modification requests for customers who had loan balances of $200.7 million.  We anticipate receiving additional requests for payment modifications from our customers and will continue to evaluate the impacts of these payment modification requests on our allowance for loan losses.

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

Information about the loan servicing portfolio is shown below:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Total loans	$1,087,524	$1,035,773
Less: Nonqualified loan sales included below	(785)	(794)
Loans serviced:
Agricultural	706,527	692,071
Commercial	53,360	52,994
Commercial real estate	2,170	6,673
Total loans serviced	762,057	751,738
Total loans and loans serviced	$1,848,796	$1,786,717

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities, U.S. treasury securities, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $227.0 million at June 30, 2020 from $158.7 million at December 31, 2019, in an effort to deploy excess cash and mitigate interest rate risk.  During the six months ended June 30, 2020, we recognized unrealized holding gains of $9.1 million before income taxes through other comprehensive income.

During the six months ended June 30, 2020, $27.8 million of municipal securities were sold resulting in a pre-tax gain of $0.6 million.  For the six months ended June 30, 2019, $29.4 million of municipal securities were sold resulting in a pre-tax gain of $0.3 million.

The following table sets forth the amortized cost and fair values of our securities portfolio at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government and agency securities	$15,817	$15,603	$3,490	$3,458
U.S. treasury securities	—	—	2,499	2,506
Asset-backed securities	17,082	16,566	—	—
Municipal securities	48,460	51,640	—	—
Mortgage-backed securities	133,608	143,162	149,302	152,769
Total securities available-for-sale	$214,967	$226,971	$155,291	$158,733

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

Deposits decreased $28.4 million, or 2.6%, from December 31, 2019 to $1.1 billion at June 30, 2020, due primarily to a $86.3 million decrease in brokered deposits and national time deposits, which was partially offset by a $57.9 million increase in client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit which was primarily driven by customers who participated in the SBA PPP program but had not deployed their funds at June 30, 2020.

The Company’s overall strategic focus remains on funding loan growth with client deposits and reducing wholesale funding; however, the Company took advantage of the Federal Reserve’s interest rate decreases in the target federal funds during the first half of 2020 and borrowed an additional $49.0 million from the FHLB at an average rate of 0.89%.  In addition, the Company funded $99.7 million of PPP loans with funds from the PPPLF at a rate of 0.35%.  These borrowings help reduce interest rate risk and lower the cost of funds.  Brokered deposits and national certificates of deposit at June 30, 2020 were $179.5 million, which was a decrease of $86.3 million, or 32.5%, from December 31, 2019, and a decrease of $226.5 million, or 55.8%, from June 30, 2019.

As of June 30, 2020 and December 31, 2019, the distribution by type of deposit account was as follows:

	June 30, 2020		December 31, 2019
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$149,963	14.0%	$138,489	12.5%
NOW accounts and interest checking	81,656	7.6%	67,805	6.2%
Savings	8,369	0.8%	6,395	0.6%
Money market accounts	307,083	28.6%	247,828	22.5%
Certificates of deposit	346,482	32.3%	375,100	34.1%
Brokered deposits	57,997	5.4%	166,340	15.1%
National time deposits	121,503	11.3%	99,485	9.0%
Total deposits	$1,073,053	100.0%	$1,101,442	100.0%

Hedging Activities

As of June 30, 2020, the Company had two outstanding interest rate swaps designated as a cash flow hedge, each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $1.3 million and $1.1 million was recognized in accumulated other comprehensive income during the six months ended June 30, 2020 and 2019, respectively, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.

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

At June 30, 2020, advances from the FHLB were $93.4 million compared to $44.4 million at December 31, 2019.  At June 30, 2020, there were advances from the Federal Reserve Bank’s PPPLF program totaling $99.7 million.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago on December 31, 2019.  The Company also has a credit agreement with U.S. Bank National Association for a $10.0 million revolving line of credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line of credit also bears a non-usage fee of 0.275% per annum.  The line of credit did not have an outstanding balance as of June 30, 2020.

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

On June 30, 2020, the Company entered into a subordinated note purchase agreement to sell and issue $17.4 million of notes to certain institutional and individual accredited investors.  The notes carry a fixed interest rate of 7.0% until June 30, 2025, and have a stated maturity of June 30, 2030.  As of June 30, 2025, the notes are redeemable in whole or in part, and will bear an interest rate of 3-month SOFR plus 687.5 basis points.  The notes are unsecured, subordinated obligations of the Company and rate junior in right of payment to the Company’s current and future senior indebtedness.  On July 21, 2020, the Company sold an additional $5.0 million of notes with similar terms.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was ($5.3) million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively.  Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was ($125.6) million and $99.3 million for the six months ended June 30, 2020 and 2019, respectively.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $129.3 million and ($49.0) million for the six months ended June 30, 2020 and 2019, respectively.

During the first half of 2020, management began to focus on lengthening a portion of the Bank’s maturing wholesale funding into longer maturities to mitigate liquidity risk.   We placed advances with the FHLB totaling $49.0 million with maturities ranging from two to three years.  As of June 30, 2020, the Bank had $33.8 million and $83.3 million in borrowing capacity with the FHLB and the Federal Reserve Bank of Chicago, respectively, to mitigate any liquidity needs.  The Bank also had $182.2 million in unpledged securities available for sale available for liquidity needs.

At June 30, 2020, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $192.8 million, or 13.88% of adjusted average total assets, which is above the minimum level to be well-capitalized of $69.4 million, or 5.0% of adjusted average total assets, and total risk-based capital of $207.3 million, or 17.88% of risk-weighted assets, which is above the minimum level to be well-capitalized of $116.0 million, or 10.0% of risk-weighted assets.  In addition, the Company issued $17.4 million of subordinated debt during the second quarter of 2020 that qualifies as Tier II that is available to support the Bank.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At June 30, 2020, there were $104.4 million of retained earnings available for the payment of dividends by the Bank to the Company, but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning June 30, 2020 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$48,300	34.92%	$47,100	33.05%
+200 bps	42,100	17.60%	41,700	17.80%
+100 bps	38,800	8.38%	38,700	9.32%
Base	35,800	0.00%	35,400	0.00%
-100 bps	35,500	-0.84%	34,500	-2.54%
-200 bps	34,500	-3.63%	33,700	-4.80%

As of June 30, 2020, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one and two year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We have seen see the impact from COVID-19 on our business, and we believe that it could be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession, reduced economic activity and caused a significant correction in the global stock markets. We have experienced disruptions across our business due to these effects, leading to decreased earnings and significant slowdowns in our loan collections or loan defaults.

COVID-19 may impact businesses’ and consumers’ financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the restaurant, hospitality, retail, and industrial service industries and/or are located in areas that were quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate loan portfolio. The imposition of additional quarantine or stay-at-home orders or a slowdown in the recovery of the economy could have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not issue any unregistered equity securities during the quarter ended June 30, 2020.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1 - 30, 2020	34,126	$18.65	34,126	383,224
May 1 - 31, 2020	43,781	20.43	43,791	339,433
June 1 - 30, 2020	49,373	22.05	49,373	290,060
(1)

On January 29, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to 673,000 shares of its common stock.  Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The program will be in effect through January 23, 2023, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2020, $8.4 million, or 352,930 shares, of the Company’s common stock had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1

Indenture, dated June 30, 2020, by and between County Bancorp, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on June 30, 2020)

4.2	Forms of 7.00% Fixed-to-Floating Rate Subordinated Note due 2030 (Incorporated by reference to Exhibit 4.2 of County Bancorp, Inc.’s current report on Form 8-K filed on June 30, 2020)

4.3	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due June 30, 2030 (Incorporated by reference to Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on July 23, 2020)

10.1

Form of Subordinated Note Purchase Agreement, dated June 30, 2020, by and among County Bancorp, Inc. and the Purchasers (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on June 30, 2020)

10.2

Form of Registration Rights Agreement, dated June 30, 2020, by and among County Bancorp, Inc. and the Purchasers (Incorporated by reference to Exhibit 10.2 of County Bancorp, Inc.’s current report on Form 8-K filed on June 30, 2020)

10.3

Form of Subordinated Note Purchase Agreement, dated July 21, 2020, by and between County Bancorp, Inc. and the Purchaser (Incorporated by reference to Exhibit 10.1 of County Bancorp, Inc.’s current report on Form 8-K filed on July 23, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The iXBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: August 7, 2020	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: August 7, 2020	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)