Form 10-Q
period 2020-09-30
County Bancorp, Inc.
filed 2020-11-06
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 6,270,297 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$52,867	$108,457
Interest earning cash at other financial institutions	416	20,554
Securities available-for-sale, at fair value	298,476	158,733
FHLB Stock	5,758	1,628
Loans held for sale	2,593	2,151
Loans, net of allowance for loan losses of $18,649 as of September 30, 2020; $15,267 as of December 31, 2019	1,057,277	1,020,506
Premises and equipment, net	14,383	13,603
Loan servicing rights	17,203	12,509
Other real estate owned, net	3,064	5,521
Cash surrender value of bank owned life insurance	28,838	18,302
Deferred tax asset, net	—	1,453
Goodwill	—	5,038
Core deposit intangible, net	86	225
Accrued interest receivable and other assets	11,094	10,099
Total assets	$1,492,055	$1,378,779

LIABILITIES
Deposits:
Noninterest-bearing	$158,798	$138,489
Interest-bearing	891,373	962,953
Total deposits	1,050,171	1,101,442
Other borrowings	101,809	794
Advances from FHLB	84,600	44,400
Subordinated debentures	67,025	44,858
Deferred tax liability, net	571	—
Accrued interest payable and other liabilities	17,969	15,256
Total liabilities	1,322,145	1,206,750

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,202,000 shares issued and 6,294,675 shares outstanding as of September 30, 2020; 7,178,052 shares issued and 6,734,132 shares outstanding as of December 31, 2019	28	28
Surplus	55,002	54,122
Retained earnings	114,902	113,111
Treasury stock, at cost; 907,325 shares at September 30, 2020; 443,920 shares at December 31, 2019	(15,114)	(5,030)
Accumulated other comprehensive income	7,092	1,798
Total shareholders' equity	169,910	172,029
Total liabilities and shareholders' equity	$1,492,055	$1,378,779

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019*	2020	2019*
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$11,594	$14,977	$36,169	$45,951
Taxable securities	1,293	1,117	3,858	3,480
Tax-exempt securities	167	—	335	257
Federal funds sold and other	52	612	388	1,341
Total interest and dividend income	13,106	16,706	40,750	51,029

INTEREST EXPENSE
Deposits	2,914	5,574	10,982	16,676
FHLB advances and other borrowed funds	456	246	1,043	1,125
Subordinated debentures	1,082	687	2,524	2,048
Total interest expense	4,452	6,507	14,549	19,849
Net interest income	8,654	10,199	26,201	31,180
Provision for loan losses	79	(1,154)	3,439	474
Net interest income after provision for loan losses	8,575	11,353	22,762	30,706
NON-INTEREST INCOME
Services charges	379	348	1,089	1,108
Gain on sale of loans, net	17	87	59	112
Loan servicing fees	2,771	3,418	7,088	7,074
Gain on sale of securites	101	—	671	341
Other	404	234	985	1,100
Total non-interest income	3,672	4,087	9,892	9,735
NON-INTEREST EXPENSE
Employee compensation and benefits	4,766	4,735	14,620	13,416
Occupancy	321	313	980	985
Information processing	641	683	1,974	1,837
Professional fees	555	483	1,436	1,299
Writedown of other real estate owned	—	—	1,360	250
Goodwill impairment	—	—	5,038	—
Other	1,384	1,454	4,742	4,632
Total non-interest expense	7,667	7,668	30,150	22,419
Income before income taxes	4,580	7,772	2,504	18,022
Income tax expense	1,164	2,090	1,543	4,874
NET INCOME	$3,416	$5,682	$961	$13,148

NET INCOME PER SHARE:
Basic	$0.52	$0.82	$0.10	$1.90
Diluted	$0.52	$0.82	$0.10	$1.89
Dividends paid per share	$0.07	$0.05	$0.21	$0.15

*Amounts reclassed to current classifications from original presentation

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net income	$3,416	$5,682	$961	$13,148
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(29)	1,170	9,103	7,539
Income tax benefit (expense)	8	(319)	(2,481)	(2,054)
Reclassification for realized gains on securities	(101)	—	(671)	(341)
Income tax expense	28	—	184	93
Total other comprehensive income (loss) on securities available-for-sale	(94)	851	6,135	5,237
Unrealized gain (loss) on derivatives arising during the period	98	(474)	(1,156)	(1,612)
Income tax benefit (expense)	(27)	129	315	439
Total other comprehensive income (loss) on derivatives	71	(345)	(841)	(1,173)
Total other comprehensive income (loss)	(23)	506	5,294	4,064
Comprehensive income	$3,393	$6,188	$6,255	$17,212

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284
Net income	—	—	—	3,762	—	—	3,762
Other comprehensive income	—	—	—	—	—	2,305	2,305
Stock compensation expense	—	—	118	—	—	—	118
Cash dividends declared on common stock	—	—	—	(335)	—	—	(335)
Cash dividends declared on preferred stock	—	—	—	(117)	—	—	(117)
Balance at March 31, 2019	$8,000	$28	$53,280	$101,785	$(5,030)	$(46)	$158,017
Net income	—	—	—	3,704	—	—	3,704
Other comprehensive income	—	—	—	—	—	1,253	1,253
Stock compensation expense	—	—	144	—	—	—	144
Cash dividends declared on common stock	—	—	—	(336)	—	—	(336)
Cash dividends declared on preferred stock	—	—	—	(118)	—	—	(118)
Proceeds from exercise of common stock options (5,000 shares)	—	—	60	—	—	—	60
Balance at June 30, 2019	$8,000	$28	$53,484	$105,035	$(5,030)	$1,207	$162,724
Net income	—	—	—	5,682	—	—	5,682
Other comprehensive income	—	—	—	—	—	506	506
Stock compensation expense	—	—	177	—	—	—	177
Cash dividends declared on common stock	—	—	—	(337)	—	—	(337)
Cash dividends declared on preferred stock	—	—	—	(120)	—	—	(120)
Proceeds from exercise of common stock options (10,000 shares)	—	—	120	—	—	—	120
Balance at September 30, 2019	$8,000	$28	$53,781	$110,260	$(5,030)	$1,713	$168,752

Balance at December 31, 2019	$8,000	$28	$54,122	$113,111	$(5,030)	$1,798	$172,029
Impact of cumulative effect of change in accounting principle(1)	—	—	—	2,484	—	—	2,484
Balance at January 1, 2020	$8,000	$28	$54,122	$115,595	$(5,030)	$1,798	$174,513
Net loss	—	—	—	(5,188)	—	—	(5,188)
Other comprehensive income	—	—	—	—	—	1,639	1,639
Stock compensation expense	—	—	314	—	—	—	314
Cash dividends declared on common stock	—	—	—	(466)	—	—	(466)
Cash dividends declared on preferred stock	—	—	—	(108)	—	—	(108)
Treasury stock purchases (255,650 shares)	—	—	—	—	(5,853)	—	(5,853)
Proceeds from exercise of common stock options (14,590 shares)	—	—	195	—	—	—	195
Balance at March 31, 2020	$8,000	$28	$54,631	$109,833	$(10,883)	$3,437	$165,046
Net income	—	—	—	2,733	—	—	2,733
Other comprehensive income	—	—	—	—	—	3,678	3,678
Stock compensation expense	—	—	182	—	—	—	182
Cash dividends declared on common stock	—	—	—	(455)	—	—	(455)
Cash dividends declared on preferred stock	—	—	—	(99)	—	—	(99)
Treasury stock purchases (127,280 shares)	—	—	—	—	(2,560)	—	(2,560)
Balance at June 30, 2020	$8,000	$28	$54,813	$112,012	$(13,443)	$7,115	$168,525
Net income	—	—	—	3,416	—	—	3,416
Other comprehensive loss	—	—	—	—	—	(23)	(23)
Stock compensation expense	—	—	189	—	—	—	189
Cash dividends declared on common stock	—	—	—	(446)	—	—	(446)
Cash dividends declared on preferred stock	—	—	—	(80)	—	—	(80)
Treasury stock purchases (80,475 shares)	—	—	—	—	(1,671)	—	(1,671)
Balance at September 30, 2020	$8,000	$28	$55,002	$114,902	$(15,114)	$7,092	$169,910

(1)	Related to the change in accounting principle for the value of loan servicing rights, net of tax effects. See Note 1 for additional discussion.

See accompanying notes to unaudited consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$961	$13,148
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,007	1,035
Amortization of core deposit intangible	139	227
Amortization of subordinated debentures discount	363	117
Impairment of goodwill	5,038	—
Provision for loan losses	3,439	474
Realized gain on sales of securities available-for-sale	(671)	(341)
Realized loss (gain) on sales of premises and equipment	234	(2)
Realized loss on sales of other real estate owned	13	33
Writedown of other real estate owned	1,360	250
Increase in cash surrender value of bank owned life insurance	(535)	(342)
Deferred income tax expense (benefit)	(272)	1,452
Stock compensation expense	685	439
Net amortization of securities	721	353
Net change in:
Accrued interest receivable and other assets	(996)	(1,150)
Loans held for sale	(442)	(1,243)
Loan servicing rights	(2,210)	(2,315)
Accrued interest payable and other liabilities	1,872	1,800
Net cash provided by operating activities	10,706	13,935
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	18,768	18,807
Purchases of securities available-for-sale	(185,595)	—
Proceeds from sales of securities available-for-sale	35,466	29,361
Purchase (redemption) of FHLB stock	(4,130)	1,350
Purchase of bank owned life insurance	(10,000)	—
Loan originations and principal collections, net	(40,978)	119,321
Proceeds from sales of premises and equipment	1,507	4
Purchases of premises and equipment	(3,528)	(542)
Proceeds from sales of other real estate owned	1,851	4,326
Net cash provided by (used in) investing activities	(186,639)	172,627
Cash flows from financing activities
Net increase in demand and savings deposits	129,817	31,535
Net decrease in certificates of deposits	(181,088)	(112,129)
Net change in other borrowings	101,015	(27)
Proceeds from FHLB advances	516,000	115,000
Repayment of FHLB advances	(475,800)	(160,000)
Payments to acquire treasury stock	(10,084)	—
Proceeds from issuance of subordinated debt	21,804	—
Proceeds from issuance of common stock	195	180
Dividends paid on common stock	(1,367)	(1,008)
Dividends paid on preferred stock	(287)	(355)
Net cash provided by (used in) financing activities	100,205	(126,804)
Net change in cash and cash equivalents	(75,728)	59,758
Cash and cash equivalents, beginning of period	129,011	61,087
Cash and cash equivalents, end of period	$53,283	$120,845

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,296	$17,565
Income taxes	$2,500	$1,800
Noncash operating activities:
Change in accounting principle	$2,484	$—
Noncash investing activities:
Transfer from loans to other real estate owned	$767	$5,293
Loans charged off	$144	$3,639

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2020.  The results of operations for the three and nine months ended September 30, 2020 may not necessarily be indicative of the results to be expected for the year ending December 31, 2020, or for any other period.

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

New Accounting Pronouncements

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Section 4013 of the CARES Act allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the Coronavirus Disease 2019 (COVID-19) pandemic.  The Company has elected to implement Section 4013, and for the nine months ended September 30, 2020, the Company has processed 184 requests with loan balances totaling $200.7 million.  At September 30, 2020, loan balances totaling $100.3 million were still participating in the payment deferral program.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848).  The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The ASU was effective upon issuance on March 12, 2020 and can be applied through December 31, 2022. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position, and liquidity.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net income from continuing operations	$3,416	$5,682	$961	$13,148
Less: preferred stock dividends	80	120	287	355
Income available to common shareholders for basic earnings per common share	$3,336	$5,562	$674	$12,793

Weighted average number of common shares issued	7,202,000	7,168,785	7,194,642	7,160,401
Less: weighted average treasury shares	882,153	443,920	720,654	443,857
Plus: weighted average of participating restricted stock units	66,492	32,125	57,053	26,348
Weighted average number of common shares and participating securities outstanding	6,386,339	6,756,990	6,531,041	6,742,892
Effect of dilutive options	20,915	19,160	32,833	19,063
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,407,254	6,776,150	6,563,874	6,761,955
Weighted average of anti-dilutive options	137,740	131,729	85,272	131,729

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of September 30, 2020 and December 31, 2019 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2020
Corporate bonds	$4,000	$—	$—	$4,000
U.S. government and agency securities	15,338	—	(178)	15,160
Asset-backed securities	16,877	—	(194)	16,683
Municipal securities	129,604	3,776	(410)	132,970
Mortgage-backed securities	120,783	8,880	—	129,663
	$286,602	$12,656	$(782)	$298,476
December 31, 2019
U.S. government and agency securities	$3,490	$—	$(32)	$3,458
U.S. treasury securities	2,499	7	—	2,506
Mortgage-backed securities	149,302	3,633	(166)	152,769
	$155,291	$3,640	$(198)	$158,733

The amortized cost and fair value of securities at September 30, 2020 and December 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
September 30, 2020
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	22,488	22,408
Due after ten years	126,454	129,722
Asset-backed securities	16,877	16,683
Mortgage-backed securities	120,783	129,663
	$286,602	$298,476
December 31, 2019
Due in one year or less	$2,499	$2,506
Due from one to five years	—	—
Due from five to ten years	3,490	3,458
Due after ten years	—	—
Mortgage-backed securities	149,302	152,769
	$155,291	$158,733

Proceeds from the sale of available-for-sale securities were $7.7 million for the three months ended September 30, 2020 which resulted in a gain of $0.1 million.  There were no security sales for the three months ended September 30, 2019.  For the nine months ended September 30, 2020 and 2019, proceeds from sales of available-for-sale securities were $35.5 million and $29.4 million, respectively, which resulted in gains of $0.7 million and $0.3 million, respectively.

At September 30, 2020 and December 31, 2019, there were $38.8 million and $63.0 million, respectively, of securities pledged at the Federal Reserve Bank to secure municipal customer deposits.

Federal Home Loan Bank (FHLB) advances were secured by $5.8 million and $1.6 million FHLB stock at September 30, 2020 and December 31, 2019, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2020
U.S. government and agency securities	$12,683	$(155)	$2,477	$(23)	$15,160	$(178)
Asset-backed securities	16,683	(194)	—	—	16,683	(194)
Municipal securities	50,433	(410)	—	—	50,433	(410)
	$79,799	$(759)	$2,477	$(23)	$82,276	$(782)
December 31, 2019
U.S. government and agency securities	$—	$—	$3,458	$(32)	$3,458	$(32)
Mortgage-backed securities	9,873	(41)	11,867	(125)	21,740	(166)
	$9,873	$(41)	$15,325	$(157)	$25,198	$(198)

The unrealized losses on the investments at September 30, 2020 and December 31, 2019 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2020 and December 31, 2019.

NOTE 4 – LOANS

The components of loans were as follows:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Agricultural loans	$619,617	$659,725
Commercial real estate loans	237,638	235,936
Commercial loans	178,565	95,787
Residential real estate loans	39,985	43,958
Installment and consumer other	121	367
Total gross loans	1,075,926	1,035,773
Allowance for loan losses	(18,649)	(15,267)
Net loans	$1,057,277	$1,020,506

Changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Agricultural	Commercial Real Estate	Commercial	Residential Real Estate	Installment and Consumer Other	Unallocated	Total
	(dollars in thousands)
For the Three Months Ended September 30, 2020
Balance, beginning of period	$12,670	$3,859	$1,954	$85	$1	$—	$18,569
Provision for loan losses	(444)	491	(47)	3	(1)	77	79
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	1
Balance, end of period	$12,226	$4,351	$1,907	$88	$—	$77	$18,649

For the Nine Months Ended September 30, 2020
Balance, beginning of year	$11,737	$1,913	$1,599	$15	$3	$—	$15,267
Provision for loan losses	466	2,375	451	73	(3)	77	3,439
Loans charged off	—	—	(144)	—	—	—	(144)
Recoveries	23	63	1	—	—	—	87
Balance, end of period	$12,226	$4,351	$1,907	$88	$—	$77	$18,649

For the Three Months Ended September 30, 2019
Balance, beginning of period	$13,647	$1,882	$709	$19	$1	$—	$16,258
Provision for loan losses	(1,093)	(44)	(14)	(4)	1	—	(1,154)
Loans charged off	(54)	(1)	—	—	—	—	(55)
Recoveries	1	15	—	—	—	—	16
Balance, end of period	$12,501	$1,852	$695	$15	$2	$—	$15,065

For the Nine Months Ended September 30, 2019
Balance, beginning of year	$12,258	$2,779	$1,414	$53	$1	$—	$16,505
Provision for loan losses	281	91	139	(38)	1	—	474
Loans charged off	(54)	(2,625)	(960)	—	—	—	(3,639)
Recoveries	16	1,607	102	—	—	—	1,725
Balance, end of period	$12,501	$1,852	$695	$15	$2	$—	$15,065

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  September 30, 2020 and December 31, 2019:

	September 30, 2020
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,801	$8,425	$12,226
Commercial real estate loans	2,926	1,425	4,351
Commercial loans	1,207	700	1,907
Residential real estate loans	—	88	88
Installment and consumer other	—	—	—
Unallocated	—	77	77
Total ending allowance for loan losses	7,934	10,715	18,649
Loans:
Agricultural loans	64,384	555,233	619,617
Commercial real estate loans	9,311	228,327	237,638
Commercial loans	2,930	175,635	178,565
Residential real estate loans	60	39,925	39,985
Installment and consumer other	—	121	121
Total loans	76,685	999,241	1,075,926
Net loans	$68,751	$988,526	$1,057,277

	December 31, 2019
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,515	$8,222	$11,737
Commercial real estate loans	836	1,077	1,913
Commercial loans	1,238	361	1,599
Residential real estate loans	—	15	15
Installment and consumer other	—	3	3
Total ending allowance for loan losses	5,589	9,678	15,267
Loans:
Agricultural loans	58,833	600,892	659,725
Commercial real estate loans	3,682	232,254	235,936
Commercial loans	1,862	93,925	95,787
Residential real estate loans	62	43,896	43,958
Installment and consumer other	—	367	367
Total loans	64,439	971,334	1,035,773
Net loans	$58,850	$961,656	$1,020,506

The following tables present loans individually evaluated for impairment by class of loans at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$20,890	$20,785	$—
Commercial real estate loans	288	288	—
Commercial loans	1,136	1,114	—
Residential real estate loans	61	60	—
	$22,375	$22,247	$—

With an allowance recorded:
Agricultural loans	$47,255	$43,599	$3,801
Commercial real estate loans	9,123	9,023	2,926
Commercial loans	1,891	1,816	1,207
Residential real estate loans	—	—	—
	$58,269	$54,438	$7,934
Total	$80,644	$76,685	$7,934

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$14,151	$14,131	$—
Commercial real estate loans	—	—	—
Commercial loans	—	—	—
Residential real estate loans	62	62	—
	$14,213	$14,193	$—

With an allowance recorded:
Agricultural loans	$47,225	$44,702	$3,515
Commercial real estate loans	3,681	3,682	836
Commercial loans	2,155	1,862	1,238
Residential real estate loans	—	—	—
	$53,061	$50,246	$5,589
Total	$67,274	$64,439	$5,589

The following table presents the aging of the recorded investment in past due loans at September 30, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
September 30, 2020
Agricultural loans	$93	$261	$5,103	$5,457	$614,160	$619,617
Commercial real estate loans	—	—	6,029	6,029	231,609	237,638
Commercial loans	27	—	172	199	178,366	178,565
Residential real estate loans	30	—	—	30	39,955	39,985
Installment and consumer other	—	—	—	—	121	121
Total	$150	$261	$11,304	$11,715	$1,064,211	$1,075,926

December 31, 2019
Agricultural loans	$1,489	$71	$4,974	$6,534	$653,191	$659,725
Commercial real estate loans	—	288	-	288	235,648	235,936
Commercial loans	—	28	228	256	95,531	95,787
Residential real estate loans	—	—	62	62	43,896	43,958
Installment and consumer other	—	—	—	—	367	367
Total	$1,489	$387	$5,264	$7,140	$1,028,633	$1,035,773

The following table presents the recorded investment in nonaccrual loans by class of loan:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Agricultural loans	$31,307	$26,415
Commercial real estate loans	8,318	2,673
Commercial loans	1,666	1,818
Residential real estate loans	60	62
Total	$41,351	$30,968

The following tables present the average recorded investment and interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2020 and 2019:

	As of and for the Three Months Ended September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$68,145	$64,384	$3,801	$61,640	$1,507
Commercial real estate loans	9,411	9,311	2,926	9,331	59
Commercial loans	3,027	2,930	1,207	2,906	4
Residential real estate loans	61	60	—	60	—
Total	$80,644	$76,685	$7,934	$73,937	$1,570

	As of and for the Nine Months Ended September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$68,145	$64,384	$3,801	$61,609	$3,877
Commercial real estate loans	9,411	9,311	2,926	6,497	199
Commercial loans	3,027	2,930	1,207	2,396	73
Residential real estate loans	61	60	—	61	1
Total	$80,644	$76,685	$7,934	$70,562	$4,150

	As of and for the Three Months Ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,666	$60,049	$3,702	$59,963	$1,384
Commercial real estate loans	1,015	1,016	4	1,019	15
Commercial loans	609	600	298	566	6
Residential real estate loans	63	63	—	32	1
Total	$64,353	$61,728	$4,004	$61,580	$1,406

	As of and for the Nine Months Ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$62,666	$60,049	$3,702	$56,498	$4,088
Commercial real estate loans	1,015	1,016	4	1,527	46
Commercial loans	609	600	298	1,187	9
Residential real estate loans	63	63	—	32	1
Total	$64,353	$61,728	$4,004	$59,244	$4,144

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $1.7 million for the three months ended September 30, 2020 and 2019, and $4.5 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Troubled Debt Restructurings

The Company allocated approximately $3.1 million and $3.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2020 and December 31, 2019, respectively.  The Company had no additional lending commitments at September 30, 2020 or December 31, 2019 to customers with outstanding loans that were classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is returned to accrual status.  The following table presents the TDRs and related allowance for loan losses by loan class at September 30, 2020 and December 31, 2019:

	Non-Accrual	Restructured and Accruing	Total	Allowance for Loan Losses Allocated
	(dollars in thousands)
September 30, 2020
Agricultural loans	$17,778	$18,043	$35,821	$3,066
Commercial real estate loans	—	993	993	28
Commercial loans	116	—	116	3
Total	$17,894	$19,036	$36,930	$3,097

December 31, 2019
Agricultural loans	$19,033	$20,731	$39,764	$3,436
Commercial real estate loans	—	1,009	1,009	32
Commercial loans	228	44	272	60
Total	$19,261	$21,784	$41,045	$3,528

 The following tables provide the number of loans modified in a troubled debt restructuring investment by class for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30, 2020		September 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	—	$—	12	$3,694
Total	—	$—	12	$3,694

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	8	$2,872	41	$17,454
Commercial real estate loans	—	—	1	1,021
Commercial loans	—	—	4	1,115
Total	8	$2,872	46	$19,590

The following tables provide the troubled debt restructurings for the three and nine months ended September 30, 2020 and 2019 grouped by type of concession:

	For the Three Months Ended
	September 30, 2020		September 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Term concessions	—	$—	10	$3,625
Commercial loans
Payment concessions	—	—	2	69
Total	—	$—	12	$3,694

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	1	$231	3	$703
Term concessions	1	484	12	4,078
Rate concessions	—	—	1	85
Extension of interest-only payments	2	75	24	12,436
Capitalized interest	1	153	1	152
Combination of extension of term and interest rate concessions	3	1,929	—	—
Commercial real estate loans
Payment concessions	—	—	1	1,021
Commercial loans
Combination of extension of term and interest rate concessions	—	—	2	1,046
Payment concessions	—	—	2	69
Total	8	$2,872	46	$19,590

No troubled debt restructurings defaulted within twelve months of the restructure date during the three and nine months ended June 30, 2020 and June 30, 2019, respectively.

Section 4013 of the CARES Act allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the Coronavirus Disease 2019 (COVID-19) pandemic. The Company has elected to implement Section 4013, and for the nine months ended September 30, 2020, the Company has processed 184 requests with loan balances totaling $200.7 million; the balance of those loans modified under Section 4103 was $100.3 million at September 30, 2020.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$380,285	$162,169	$1,851	$38,520	$36,792	$619,617
Commercial real estate loans	212,747	13,863	—	2,710	8,318	237,638
Commercial loans	167,621	8,974	—	347	1,623	178,565
Residential real estate loans	39,677	248	—	—	60	39,985
Installment and consumer other	121	—	—	—	—	121
Total	$800,451	$185,254	$1,851	$41,577	$46,793	$1,075,926

	As of December 31, 2019(1)
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$388,184	$184,050	$9,239	$46,587	$31,665	$659,725
Commercial real estate loans	209,279	21,703	—	2,281	2,673	235,936
Commercial loans	83,141	10,091	—	737	1,818	95,787
Residential real estate loans	43,473	254	—	169	62	43,958
Installment and consumer other	367	—	—	—	—	367
Total	$724,444	$216,098	$9,239	$49,774	$36,218	$1,035,773
(1)	Performing troubled debt restructurings have been reclassified to be reflected in their internal risk rating category rather than Substandard Impaired as previously reported.

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of loans serviced for others were approximately $797.8 million and $751.7 million at September 30, 2020 and December 31, 2019, respectively.  The fair value of these rights were approximately $17.2 million and $15.9 million at September 30, 2020 and December 31, 2019.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions.  The Company’s portfolio of loan serviced for others is mostly comprised of fixed rate loans. Generally, as market interest rates rise, prepayments on fixed rate loans decrease due to a decline in refinancing activity, which results in an increase in the fair value of servicing rights. However, due to the cross-collateralization of loans in the portfolio and the government guarantee programs under which many of the loans were originated, prepayments on the portfolio tend to be muted in comparison to those of other types of loans, such as mortgage loans. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may not be appropriate if they were applied at a different time.

The fair value of servicing rights at December 31, 2019 was determined using an assumed discount rate of 14.0% and weighted average prepayment speed of 7.33%, ranging from 5.00% to 10.00%, depending upon the stratification of the specific right, and nominal credit losses.  The fair value of servicing rights at September 30, 2020 was determined using an assumed discount rate of 13.3% percent and a weighted average prepayment speed of 6.23%, primarily ranging from 6.12% to 7.73%, depending upon loan type, the stratification of the specific right, and nominal credit losses.

Changes to the fair value are reported in loan servicing fees within the consolidated statements of operations.

The following tables summarize servicing rights capitalized, along with the aggregate activity in related valuation allowances.  The three and nine months ended September 30, 2020 is presented at fair value, and the three and nine months ended September 30, 2019 is presented using the amortized cost method.
For the Three Months Ended
September 30, 2020
(dollars in thousands)
Balance at June 30, 2020	$16,486
Additions, net	1,268
Fair value changes:
Decay due to increases in principal paydowns or runoff	(386)
Due to changes in valuation inputs or assumptions	(165)
Balance, September 30, 2020	$17,203

For the Nine Months Ended
September 30, 2020
(dollars in thousands)
Balance at December 31, 2019	$12,509
Impact of cumulative effect of change in accounting principle	3,412
Balance at January 1, 2020	$15,921
Additions, net	2,814
Fair value changes:
Decay due to increases in principal paydowns or runoff	(1,378)
Due to changes in valuation inputs or assumptions	(154)
Balance, September 30, 2020	$17,203

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
	(dollars in thousands)
Balance, beginning of period	$9,621	$9,047
Additions related to new loans	2,523	4,464
Impairment due to prepayment	(198)	(461)
Amortization of existing asset	(831)	(2,430)
Reduction of valuation allowance	247	742
Balance, September 30, 2019	$11,362	$11,362

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

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  The core deposit intangible related to the Fox River Valley Bancorp, Inc. (“Fox River Valley”) acquisition in 2016 had a gross carrying amount of $1.8 million.  There was no impairment charge to core deposit intangible for the three or nine months ended September 30, 2020.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,715)	(1,576)
Net book value	$86	$225

NOTE 7 – DEPOSITS

Deposits are summarized as follows at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Demand deposits	$158,798	$138,489
NOW and interest checking	82,373	67,805
Savings	7,553	6,395
Money market accounts	325,900	247,828
Certificates of deposit	322,992	375,100
National time deposits	50,747	99,485
Brokered deposits	101,808	166,340
Total deposits	$1,050,171	$1,101,442

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $84.6 million and $44.4 million on September 30, 2020 and December 31, 2019, respectively. These advances, rates, and maturities were as follows:

			September 30,	December 31,
	Maturity	Rate	2020	2019
			(dollars in thousands)
Fixed rate, fixed term	02/20/2020	1.71%	$—	$5,000
Fixed rate, fixed term	07/16/2020	1.85%	—	800
Fixed rate, fixed term	08/25/2020	1.84%	—	3,000
Fixed rate, fixed term	08/27/2020	1.88%	—	5,000
Fixed rate, fixed term	12/30/2020	2.09%	4,000	4,000
Fixed rate, fixed term	12/31/2020	1.94%	600	600
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, fixed term	03/18/2022	1.03%	15,000	—
Fixed rate, fixed term	03/25/2022	0.75%	10,000	—
Fixed rate, putable, 2 years no call	01/12/2023	2.03%	8,000	8,000
Fixed rate, fixed term	03/23/2023	1.26%	10,000	—
Fixed rate, fixed term	03/27/2023	0.82%	15,000	—
			$84,600	$44,400

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At September 30, 2020 and December 31, 2019, the Bank had pledged qualifying mortgage loans of $368.6 million and $393.7 million, respectively.

As of September 30, 2020 and December 31, 2019, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $109.0 million and $127.3 million in loans at September 30, 2020 and December 31, 2019, respectively.  There were no outstanding advances included in other borrowings at September 30, 2020 and December 31, 2019.

As of December 31, 2019, the Company had an unsecured credit agreement with U.S. Bank National Association for a $10.0 million revolving line of credit with an interest rate of the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The line did not have an outstanding balance as December 31, 2019.  The line of credit expired on September 30, 2020 and was not renewed.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At September 30, 2020 and December 31, 2019, the amounts of these borrowings were $0.8 million.

Also included in other borrowings is the financing lease for our full-service banking location in Manitowoc, Wisconsin.  This branch location was owned by the Bank and was sold to a third party in March 2020.  The Bank is leasing back a portion of the building for its full-service branch.  Under the terms of the current lease which began on March 2, 2020, the Company is obligated to pay monthly rent of $16 thousand with an initial lease term of ten years with two renewal options of five years each.  As of September 30, 2020, the liability remaining under the financing lease was $1.3 million.   There was no financing lease obligation as of December 31, 2019.

During the second quarter of 2020, the Company largely funded the Small Business Administration’s Paycheck Protection Program (“PPP”) loans through the Federal Reserve’s PPP Liquidity Facility, which allowed for 12-month advances collateralized by PPP loans at an interest rate of 0.35%.  The balance of these advances was $99.7 million at September 30, 2020 and were secured by PPP loans of the same amount.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Balance outstanding at end of period	$101,809	$794
Average amount outstanding during the period	101,829	800
Maximum amount outstanding at any month-end	101,835	1,412
Weighted average interest rate during the period	0.62%	4.60%
Weighted average interest rate at end of period	0.40%	4.51%

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

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the debentures at any time by extending the interest payment period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. Interest was current through the most recent interest payment date of August 28, 2020.

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

  During the second and third quarter of 2020, the Company entered into a Subordinated Note Purchase Agreement with certain institutional or accredited investors pursuant to which the Company sold and issued $22.4 million in aggregate principal amount of its 7.00% fixed-to-floating rate subordinated notes due 2030 (the “2030 Notes”).  The 2030 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. The 2030 Notes have a stated maturity of June 30, 2030, are redeemable, in whole or in part, on or after June 30, 2025, and at any time upon the occurrences of certain events. The 2030 Notes will bear interest at a fixed rate of 7.00% per year, from and including June 30, 2020 to, but excluding, June 30, 2025. From and including June 30, 2025 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (SOFR) plus 687.5 basis points.  The 2030 Notes qualify as Tier 2 capital of the Company.  The Company incurred $0.5 million of costs related to the issuance of the 2030 Notes.  These costs have been capitalized and are being amortized over the call date of the 2030 Notes.

NOTE 10 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of September 30, 2020, 59,644 options or shares of restricted stock remained available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of September 30, 2020 and changes in the Plan during the nine months ended September 30, 2020 were as follows:

	September 30, 2020
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	214,904	$18.94
Granted	56,076	19.50
Exercised	(14,590)	13.38
Forfeited/expired	—	—
Outstanding, end of period	256,390	$19.37	$337
Options exercisable at period-end	168,845	$18.97	$285
Weighted-average fair value of options granted during the period (2)		$6.00

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the nine months ended September 30, 2020 was as follows:

	September 30, 2020
	Restricted Stock Awards(1)	Weighted Average Grant Price
Outstanding, beginning of year	20,668	$21.86
Granted	—	—
Vested	(14,369)	20.57
Forfeited/expired	—	—
Outstanding, end of period	6,299	$24.80

	September 30, 2020
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	32,125	$19.80
Granted	43,725	18.66
Vested	(14,615)	19.37
Forfeited/expired	—	—
Outstanding, end of period	61,235	$19.07
Restricted shares vested not yet issued, end of period	5,257	$25.39

(1)

The beginning of year amounts have been reclassified to include restricted stock awards and units for individuals that have reached retirement age as defined by the Plan.  Previously, these units were considered vested and removed from the schedule; however, the Plan only accelerates the vesting of these options if the participant leaves employment.

For the three months ended September 30, 2020 and 2019, share-based compensation expense, including options and restricted stock awards and units, applicable to the Plan was $0.2 million.  For the nine months ended September 30, 2020 and 2019, share-based compensation expense, including options and restricted stock awards and units, applicable to the Plan was $0.7 million and $0.4 million, respectively.

As of September 30, 2020, unrecognized share-based compensation expense related to nonvested share-based compensation instruments amounted to $0.9 million and is expected to be recognized over a weighted average period of 2.27 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations), and of Tier 1 Common Equity (as defined in the regulations) to risk-weighted assets. Management believed, as of September 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2020, the Bank’s capital ratios met those required to be considered as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following table.

The Company and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(dollars in thousands)
September 30, 2020
Total Capital (to risk weighted assets):
Consolidated	$244,758	20.39%	$126,058	10.50%	Not applicable	10.00%
Bank	206,352	17.25%	125,623	10.50%	$119,641	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	178,426	14.86%	$102,047	8.50%	Not applicable	8.00%
Bank	191,372	16.00%	101,695	8.50%	95,713	8.00%
Tier 1 Capital (to average assets):
Consolidated	178,426	12.86%	55,504	4.00%	Not applicable	5.00%
Bank	191,372	13.61%	56,250	4.00%	70,313	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	154,733	12.89%	$84,039	7.00%	Not applicable	6.50%
Bank	191,372	16.00%	83,749	7.00%	77,767	6.50%

December 31, 2019
Total Capital (to risk weighted assets):
Consolidated	$225,094	19.41%	$121,746	10.500%	Not applicable
Bank	216,198	18.70%	121,396	10.500%	$115,615	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	180,620	15.58%	98,557	8.500%	Not applicable
Bank	201,735	17.45%	98,273	8.500%	92,492	8.00%
Tier 1 Capital (to average assets):
Consolidated	180,620	12.42%	58,182	4.00%	Not applicable
Bank	201,735	14.68%	54,962	4.00%	68,702	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	156,969	13.54%	81,164	7.000%	Not applicable
Bank	201,735	17.45%	80,930	7.000%	75,150	6.50%
(1)	Includes the capital conservation buffer of 2.5%

The Basel III Rule implemented a capital conservation buffer, equal to 2.5% of Tier 1 Common Equity, which is added to the minimum requirements for capital adequacy purposes.  As of September 30, 2020 and December 31, 2019, the ratios for the Company and the Bank exceeded the 2.5% capital conservation buffer. Failure to exceed the capital conservation buffer would result in limitations on certain capital distributions, including dividend payments, and certain discretionary bonus payment to executive officers.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
September 30, 2020
Securities available for sale:
Corporate bonds	$—	$4,000	$—	$4,000
U.S. government and agency securities	—	15,160	—	15,160
Asset backed securities	—	16,683	—	16,683
Municipal securities	—	132,970	—	132,970
Mortgage-backed securities	—	129,663	—	129,663
Loan servicing rights (1)	—	—	17,203	17,203
Total assets at fair value	$—	$298,476	$17,203	$315,679
Derivative instruments, interest rate swaps	—	2,128	—	2,128
Total liabilities at fair value	$—	$2,128	$—	$2,128
December 31, 2019
Securities available for sale:
U.S. government and agency securities	$—	$3,458	$—	$3,458
U.S. treasury Securities	—	2,506	—	2,506
Mortgage-backed securities	—	152,769	—	152,769
Total assets at fair value	$—	$158,733	$—	$158,733
Derivative instruments, interest rate swaps	—	972	—	972
Total liabilities at fair value	$—	$972	$—	$972
(1)	See Note 5 for quantitative information on the significant inputs and a rollforward of activity related to the loan servicing rights.

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
September 30, 2020
Impaired loans	$—	$—	$46,504
Other real estate owned	—	—	3,064
Total assets at fair value	$—	$—	$49,568
December 31, 2019
Impaired loans	$—	$—	$44,657
Other real estate owned	—	—	5,521
Total assets at fair value	$—	$—	$50,178

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis were as follows:

September 30, 2020
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	10%-57% (31%)

December 31, 2019
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	5%-64% (29%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	September 30,		December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$52,867	$52,867	$108,457	$108,457	1
Interest earning cash at other financial institutions	416	416	20,554	20,554	1
FHLB Stock	5,758	5,758	1,628	1,628	2
Securities available for sale	298,476	298,476	158,733	158,733	2
Loans, net of allowance for loan losses	1,057,277	1,068,482	1,020,506	1,024,062	3
Loans held for sale	2,593	2,593	2,151	2,151	3
Accrued interest receivable	3,717	3,717	2,571	2,571	2
Loan servicing rights	17,203	17,203	12,509	15,921	3
Financial liabilities:
Deposits:
Time	475,546	473,778	640,925	635,558	2
Other deposits	574,625	574,625	460,517	460,517	1
Other borrowings	101,809	101,809	794	794	3
Advances from FHLB	84,600	86,895	44,400	44,578	2
Subordinated debentures	67,025	67,025	44,858	44,858	3
Accrued interest payable	3,775	3,775	4,769	4,769	2
Derivative instruments, interest rate swaps	2,226	2,226	972	972	2

NOTE 13 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$2,629	$8,693	$5,521	$6,568
Assets foreclosed	768	—	767	5,293
Write-down of other real estate owned	—	—	(1,360)	(250)
Net loss on sales of other real estate owned	(9)	(160)	(13)	(33)
Proceeds from sale of other real estate owned	(324)	(1,281)	(1,851)	(4,326)
Balance, end of period	$3,064	$7,252	$3,064	$7,252

Expenses applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net loss on sales of other real estate owned	$(9)	$(160)	$(13)	$(33)
Write-down of other real estate owned	—	—	(1,360)	(250)
Operating expenses, net of rental income	(51)	(48)	(217)	(158)
	$(60)	$(208)	$(1,590)	$(441)

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

On June 15, 2018, the Company executed an interest rate swap to manage interest rate risk on two sets of its trust preferred securities.  This derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.  This instrument is designated as a cash flow hedge as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with three-month LIBOR advances.  The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at September 30, 2020 and December 31, 2019.  Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized loss of $1.2 million and $0.8 million was recognized in accumulated other comprehensive income for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively and there was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $2.4 million of cash as collateral to the counterparty as of September 30, 2020.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.

There were other no significant events or transactions occurring after September 30, 2020, but prior to November 6, 2020, that provided additional evidence about conditions that existed at September 30, 2020.

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

•

government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms including the CARES Act;

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

•	changes in accounting policies and practices, including the implementation of CECL;

•	our ability to retain key members of our senior management team;
•	our ability to successfully manage liquidity risk;
•	the effectiveness of our risk management framework;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of the London Interbank Offered Rate (“LIBOR”);
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

Significant Developments – Impact of COVID-19

The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and nine months ended September 30, 2020, and has had a complex and significant adverse impact on the economy, the banking industry and is expected to continue to adversely impact the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Wisconsin, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020.  The Wisconsin Governor ordered, effective March 25, 2020, that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities, but the order was rescinded by the Wisconsin Supreme Court on May 13, 2020. Since May 13, 2020, businesses and social gatherings have been reopening based on local ordinances in a phased-in approach, subject to public health reopening guidelines, including social distancing, limitations on capacity.  These measures have had a lasting impact on the economy and our customers located in Wisconsin.  The Bank and its branches remained open during these orders because banks were deemed essential businesses.  Effective October 13, 2020, the Bank closed its branch lobbies to drop-in customer traffic and changed to opening by appointment only. The Bank is serving its customers through its drive through and night deposit services and digital banking platforms. Based on the current environment, it is unclear how communities in Wisconsin will change, relax, or impose new stay-at-home and social distancing policies, especially in light of the current surge in COVID-19 cases in Wisconsin, and how that will impact the economy and our customers.

Across the United States, as a result of the curtailment of business activities since March, many states have experienced a dramatic increase in unemployment levels. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Wisconsin (on a seasonally adjusted basis) increased from 3.1% in March 2020 to 13.6% in April 2020, and subsequently decreased to 8.6% in June 2020 and 5.4% in September 2020 (based on preliminary numbers).

Policy and Regulatory Developments.  Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 – 0.25%.
•

On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”).  The Bank participated as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized.  In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•

On August 3, 2020, the FFIEC issued a joint statement on Additional Loan Accommodations Related to COVID-19, which, among other things, encouraged financial institutions to consider prudent additional loan accommodation options when borrowers are unable to meet their obligations due to continuing financial challenges. Accommodation options should be based on prudent risk management and consumer protection principles.

•

In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.  The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility

Effects on Our Business.  The COVID-19 pandemic and the specific developments referred to above have had and will continue to have an impact on our business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in retail shopping centers, limited service restaurants, hotels, assisted living and nursing homes and residential rental industries may continue to endure significant economic distress, which may cause them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and may adversely impact the value of collateral.  These developments, together with economic conditions generally, may impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans.  As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in further detail below.

Our Response.  We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

The FDIC and the Board of Governors of the Federal Reserve System, in consultation with state financial regulators, issued a revision to the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on March 22, 2020. The revised interagency statement encourages financial institutions to work constructively with borrowers impacted by COVID-19, provides additional information regarding loan modifications, and clarifies the interaction between the interagency statement and related relief provided by the CARES Act.  The Statement provides guidance on handling payment modification requests for impacted borrowers without triggering TDR classifications, by allowing up to 6-months of payment deferrals or interest only to assist our customers at this time.  Between March 31, 2020 and September 30, 2020, we processed 184 customer payment modification requests for customers who had loan balances of $200.4 million, and at September 30, 2020, 86 customers remained on payment relief with loan balances totaling $100.3 million, an improvement of 50.0% since June 30, 2020.

•

Management had already made investments in its digital banking operations over the past several years.  Management has expanded the use of digital signatures for documents as well as videoconferencing in response to COVID-19.

•	Management established a Pandemic Planning Task Force which meets twice a week. The Bank’s Executive Committee is also meeting regularly in response to COVID-19.
•

The Bank processed 904 PPP loan applications totaling $106.2 million through the SBA.  These loans are being funded through $99.7 million of borrowings from the Federal Reserve PPP Liquidity Facility so as not to reduce the Bank’s available liquidity.  As of September 30, 2020, there were $98.4 million in PPP loans outstanding.  We are currently working with PPP borrowers to help them through the process of forgiveness of their PPP loans.

•	Approximately 80% of the Bank’s employees are working remotely. In our branch network, the drive thrus are open and our lobbies are open by appointment.
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

Operational Overview

•

Net income for the three months ended September 30, 2020 was $3.4 million, compared to $2.7 million for the three months ended June 30, 2020, and $5.7 million for the three months ended September 30, 2019.  Net income was $1.0 million for the nine months ended September 30, 2020 compared to net income of $13.1 million for the nine months ended September 30, 2019.  The decrease was primarily the result of $5.0 million of goodwill impairment during the first quarter of 2020 and $3.3 million increase in provision for loan losses for the nine months ended September 30, 2020.

•	Total securities available-for-sale increased $139.7 million, or 88.0% from December 31, 2019 to $298.5 million at September 30, 2020, and increased $143.5 million, or 92.6%, since September 30, 2019.
•	Total loans increased $40.2 million, or 3.9%, from December 31, 2019 to $1.1 billion at September 30, 2020, and decreased $4.8 million, or 0.4%, from September 30, 2019.

•

Participated and sold loans that we continue to service totaled $797.8 million at September 30, 2020, an increase of $46.1 million, or 6.1%, since December 31, 2019, and an increase of $61.0 million, or 8.3%, since September 30, 2019.

•	Non-performing assets increased $7.9 million, or 21.7%, since December 31, 2019, to $44.4 million at September 30, 2020, and increased $16.4 million, or 58.5%, since September 30, 2019.
•

Client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) increased $62.0 million, or 7.4%, since December 31, 2019, to $897.6 million at September 30, 2020, and increased $79.4 million, or 9.7%, since September 30, 2019.

•

Our reliance on brokered deposits and national time deposits decreased $113.3 million, or 42.6%, since December 31, 2019 to $152.6 million at September 30, 2020, and decreased $172.0 million, or 53.0%, since September 30, 2019.

Selected Financial Data

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$13,106	$16,706	$40,750	$51,029	$66,332
Interest expense	4,452	6,507	14,549	19,849	25,550
Net interest income	8,654	10,199	26,201	31,180	40,782
Provision for loan losses	79	(1,154)	3,439	474	423
Net interest income after provision for loan losses	8,575	11,353	22,762	30,706	40,359
Non-interest income	3,672	4,087	9,892	9,735	13,393
Non-interest expense	7,667	7,668	30,150	22,419	32,684
Income tax expense	1,164	2,090	1,543	4,874	4,616
Net income	$3,416	$5,682	$961	$13,148	$16,452

Per Common Share Data:
Basic earnings per common share	$0.52	$0.82	$0.10	$1.90	$2.37
Diluted earnings per common share	$0.52	$0.82	$0.10	$1.89	$2.36
Adjusted diluted earnings per common share (1)	$0.52	$0.82	$0.87	$1.91	$2.36
Cash dividends per common share	$0.07	$0.05	$0.21	$0.15	$0.20
Book value per share, end of period	$25.72	$23.89	$25.72	$23.89	$24.32
Tangible book value per share, end of period (1)	$25.71	$23.10	$25.71	$23.10	$23.54
Weighted average common shares - basic	6,386,339	6,756,990	6,531,041	6,742,892	6,747,581
Weighted average common shares - diluted	6,407,254	6,776,150	6,563,874	6,761,955	6,768,925
Common shares outstanding, end of period	6,294,675	6,727,908	6,294,675	6,727,908	6,734,132

Selected Balance Sheet Data:
Total assets	$1,492,055	$1,414,964	$1,492,055	$1,414,964	$1,378,779
Securities available-for-sale	298,476	154,962	298,476	154,962	158,733
Total loans	1,075,926	1,080,767	1,075,926	1,080,767	1,035,773
Allowance for loan losses	(18,649)	(15,065)	(18,649)	(15,065)	(15,267)
Total deposits	1,050,171	1,142,753	1,050,171	1,142,753	1,101,442
Other borrowings and FHLB advances	101,809	45,200	101,809	45,200	45,194
Subordinated debentures	67,025	44,820	67,025	44,820	44,858
Total shareholders' equity	169,910	168,752	169,910	168,752	172,029

Performance Ratios:
Return on average assets (annualized)	0.91%	1.57%	0.09%	1.19%	1.13%
Return on average shareholders' equity (annualized)	8.05%	13.75%	0.75%	10.94%	10.10%
Return on average common shareholders' equity (1)	8.25%	14.14%	0.56%	11.20%	10.31%
Equity to assets ratio	11.39%	11.93%	11.39%	11.93%	12.46%
Net interest margin	2.40%	2.95%	2.55%	2.94%	2.93%
Interest rate spread	2.12%	2.59%	2.23%	2.60%	2.58%
Non-interest income to average assets (annualized)	0.98%	1.11%	0.92%	0.87%	0.92%
Non-interest expense to average assets (annualized)	2.05%	2.11%	2.79%	2.02%	2.25%
Net overhead ratio (annualized) (2)	1.07%	1.00%	1.87%	1.15%	1.33%
Efficiency ratio (1)	62.64%	52.55%	67.02%	54.56%	59.92%
Dividend payout ratio	13.46%	6.10%	210.00%	7.94%	8.47%

Asset Quality Ratios:
Adverse classified asset ratio (1)	42.64%	45.67%	42.64%	45.67%	39.85%
Non-performing loans to total loans (3)	3.84%	1.92%	3.84%	1.92%	2.99%
Allowance for loan losses to:
Total loans	1.73%	1.39%	1.73%	1.39%	1.47%
Non-performing loans	45.10%	72.51%	45.10%	72.51%	49.30%
Net charge-offs to average loans	0.00%	0.00%	0.01%	0.16%	0.15%
Non-performing assets to total assets (3)	2.98%	1.98%	2.98%	1.98%	2.65%

(1)

Adjusted diluted earnings per common share, tangible book value per share, return on average common shareholders’ equity, efficiency ratio, and adverse classified asset ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of these financial measures to their most comparable GAAP measures.

(2)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(3)	Non-performing loans consist of nonaccrual loans. Non-performing assets consist of nonaccrual loans and other real estate owned.
	As of
	September 30, 2020	September 30, 2019	December 31, 2019
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	10.85%	11.36%	11.88%
Total capital to risk-weighted assets (Bank)	17.25%	17.85%	18.70%
Tangible common equity to tangible assets (1)	10.85%	11.03%	11.54%

(1)

Tangible common equity to tangible assets is not recognized under GAAP and is therefore considered to be a non-GAAP financial measure.  See below for reconciliations of this financial measure to its most comparable GAAP measure.

Non-GAAP Financial Measures

“Efficiency ratio” is defined as non-interest expense, excluding goodwill impairment, historical tax credit investment impairment, and gains and losses on sales and write-downs of other real estate owned, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense and non-interest income allow investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$7,667	$7,668	$30,150	$22,419	$32,684
Less: goodwill impairment	—	—	(5,038)	—	—
Less: historical tax credit investment impairment	—	—	—	—	(1,149)
Less: net loss on sales and write-downs of OREO	(9)	(160)	(1,373)	(283)	(586)
Adjusted non-interest expense (non-GAAP)	$7,658	$7,508	$23,739	$22,136	$30,949

Net interest income	$8,654	$10,252	$26,201	$31,244	$40,782
Non-interest income	3,672	4,034	9,892	9,671	13,393
Less: net gain on sales of securities	(101)	—	(671)	(341)	(341)
Operating revenue	$12,225	$14,286	$35,422	$40,574	$53,834
Efficiency ratio	62.64%	52.55%	67.02%	54.56%	57.49%

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	8.05%	13.75%	0.75%	10.94%	10.10%
Effect of excluding average preferred shareholders' equity	0.20%	0.39%	(0.20)%	0.26%	0.21%
Return on average common shareholders' equity	8.25%	14.14%	0.56%	11.20%	10.31%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	September 30, 2020	September 30, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$161,910	$160,752	$164,029
Less: Goodwill	—	5,038	5,038
Less: Core deposit intangible, net of amortization	86	286	225
Tangible common equity	$161,824	$155,428	$158,766
Common shares outstanding	6,294,675	6,727,908	6,734,132
Tangible book value per share	$25.71	$23.10	$23.58

Total assets	$1,492,055	$1,414,964	$1,378,779
Less: Goodwill	—	5,038	5,038
Less: Core deposit intangible, net of amortization	86	286	225
Tangible assets	$1,491,969	$1,409,640	$1,373,516
Tangible common equity to tangible assets	10.85%	11.03%	11.56%

Adjusted diluted earnings per share is a non-GAAP measure based on GAAP amounts.  In our judgment, the adjustments made to diluted earnings per share allow investors to better assess our income related to core operations by removing the volatility associated with the goodwill impairment, which was a one-time, non-cash expense.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Adjusted diluted earnings per share:
Net income from continuing operations	$3,416	$5,682	$961	$13,148	$16,452
Less: preferred stock dividends	(80)	(118)	(286)	(235)	(472)
Plus: goodwill impairment	—	—	5,038	—	—
Adjusted income available to common shareholders for basic earnings per common share	$3,336	$5,564	$5,713	$12,913	$15,980

Weighted average number of common shares outstanding	6,386,339	6,756,990	6,531,041	6,742,892	6,747,581
Effect of dilutive options	20,915	20,731	32,833	21,170	21,344
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,407,254	6,776,150	6,563,874	6,761,955	6,768,925

Adjusted diluted earnings per share	$0.52	$0.82	$0.87	$1.91	$2.36

Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	September 30, 2020	September 30, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Adverse classified asset ratio:
Substandard loans	88,370	97,239	85,992
Other real estate owned	3,064	7,252	5,521
Substandard unused commitments	5,124	991	2,849
Less: Substandard government guarantees	(7,002)	(7,746)	(7,892)
Total adverse classified assets (non-GAAP)	$89,556	$97,736	$86,470

Total equity (Bank)	$200,011	$201,967	$204,240
Accumulated other comprehensive loss (gain) on available-for-sale securities	(8,640)	(3,016)	(2,505)
Allowance for loan losses	18,649	15,065	15,267
Adjusted total equity (non-GAAP)	$210,020	$214,016	$217,002
Adverse classified asset ratio	42.64%	45.67%	39.85%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income decreased by 15.1% to $8.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily attributable to a $42.9 million, or 3.8%, decrease in average loan balance and a 106 basis point decrease in loan yield between the two periods.  The decrease in average loan balance was primarily the result of an approximately $23.0 million decrease in revolving loans since September 30, 2019 and a $63.7 million increase in average loans sold and serviced since the third quarter of 2019.  The decrease in loan yield was primarily the result of the $106.0 million of PPP loans that were originated during the second and third quarters of 2020 with a 1.0% loan yield, in addition to the overall drop in interest rate environment.

Interest income decreased to $13.1 million for the third quarter of 2020 compared to $16.7 million for the third quarter of 2019, which resulted from a decrease in average loan balance and a decline in loan yields from 5.32% for the third quarter of 2019 to 4.26% for the third quarter of 2020.  In addition, average yields on investment securities and interest-bearing deposits due from other banks declined from the first quarter of 2019 to the first quarter of 2020 by 49 basis points and 227 basis points, respectively.   The decreases in yields on all interest-earning assets was primarily the result of the Federal Reserve’s decreases to the target federal funds rate by 25 basis points in each of August, September, and October of 2019 and by a total of 150 basis points in March 2020, in addition to the low yield on PPP loans discussed above.

Interest expense decreased from $6.5 million for the third quarter of 2019 to $4.5 million for the third quarter of 2020, which was primarily the result of a 15.4% decrease in the average balance of interest-bearing deposits and a decrease in rates paid on savings, NOW, money market, and interest checking accounts and time deposits of 110 basis points and 36 basis points respectively.

For the nine months ended September 30, 2020, net interest income was $26.2 million, a decrease of $5.0 million, or 16.1%, from the nine months ended September 30, 2019.  Interest income decreased $10.3 million, or 20.2%, to $40.8 million for the first three quarters of 2020, compared to $51.1 million for the first three quarters of 2019, primarily due to the $99.7 million decrease in average loans from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 and the $106.0 million of PPP loans that were funded during the second and third quarters of 2020 with a yield of 1.0% and the repricing of loans in a declining rate environment.  In addition, due to the federal funds rate cuts during the first quarter of 2020, yields on investment securities and interest bearing deposits at other banks declined 33 basis points and 196 basis points, respectively, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Interest expense decreased to $14.5 million for the nine months ended September 30, 2020 from $19.8 million for the nine months ended September 30, 2019.  The $5.3 million, or 26.7%, decrease is primarily due to a 47 basis points reduction in the rate paid on interest-bearing deposits, and the 60 basis point reduction in the rate of our FHLB borrowings, which was slightly offset by the 37 basis point increase on the rate paid on our subordinated debt.

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

The following tables reflect the components of net interest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$256,059	$1,494	2.32%	$159,091	$1,117	2.81%
Loans (2)	1,083,383	11,594	4.26%	1,126,243	14,977	5.32%
Interest bearing deposits due from other banks	92,701	18	0.08%	104,253	612	2.35%
Total interest-earning assets	$1,432,143	$13,106	3.64%	$1,389,587	$16,706	4.81%

Allowance for loan losses	(18,641)			(16,209)
Other assets	86,109			78,664
Total assets	$1,499,611			$1,452,042

Liabilities
Savings, NOW, money market, interest checking	$406,888	$469	0.46%	$326,592	$1,276	1.56%
Time deposits	499,665	2,444	1.95%	745,032	4,298	2.31%
Total interest-bearing deposits	$906,553	$2,913	1.28%	$1,071,624	$5,574	2.08%
Other borrowings	101,829	158	0.62%	804	9	4.48%
FHLB advances	89,622	298	1.32%	48,857	237	1.94%
Junior subordinated debentures	65,903	1,082	6.53%	44,800	687	6.14%
Total interest-bearing liabilities	$1,163,907	$4,451	1.52%	$1,166,085	$6,507	2.23%

Noninterest-bearing deposits	147,595			105,578
Other liabilities	18,314			14,801
Total liabilities	$1,329,816			$1,286,464

Shareholders' equity	169,795			165,578
Total liabilities and equity	$1,499,611			$1,452,042

Net interest income		$8,655			$10,199
Interest rate spread (3)			2.12%			2.58%
Net interest margin (4)			2.40%			2.94%
Ratio of interest-earning assets to interest-bearing liabilities	1.23			1.19
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$229,927	$4,293	2.49%	$176,982	$3,737	2.82%
Loans (2)	1,070,164	36,169	4.51%	1,169,888	46,015	5.24%
Interest bearing deposits due from other banks	72,629	288	0.53%	71,666	1,341	2.49%
Total interest-earning assets	$1,372,720	$40,750	3.97%	$1,418,536	$51,093	4.80%

Allowance for loan losses	(17,281)			(16,996)
Other assets	85,435			77,285
Total assets	$1,440,874			$1,478,825

Liabilities
Savings, NOW, money market, interest checking	$365,658	$1,717	0.63%	$314,114	$3,947	1.68%
Time deposits	563,809	9,265	2.20%	769,325	12,729	2.21%
Total interest-bearing deposits	$929,467	$10,982	1.58%	$1,083,439	$16,676	2.05%
Other borrowings	56,830	183	0.43%	951	34	4.80%
FHLB advances	83,438	860	1.38%	73,308	1,091	1.98%
Junior subordinated debentures	52,006	2,524	6.48%	44,761	2,048	6.11%
Total interest-bearing liabilities	$1,121,741	$14,549	1.73%	$1,202,459	$19,849	2.20%

Noninterest-bearing deposits	131,797			103,239
Other liabilities	17,318			12,831
Total liabilities	$1,270,856			$1,318,529

Shareholders' equity	170,018			160,296
Total liabilities and equity	$1,440,874			$1,478,825

Net interest income		$26,201			$31,244
Interest rate spread (3)			2.23%			2.60%
Net interest margin (4)			2.55%			2.94%
Ratio of interest-earning assets to interest -bearing liabilities	1.22			1.18
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2020 v. 2019
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$527	$(150)	$377
Loans	(544)	(2,839)	(3,383)
Federal funds sold and interest-bearing deposits with banks	(61)	(533)	(594)
Total interest income	(78)	(3,522)	(3,600)
Interest Expense:
Savings, NOW, money market and interest checking	431	(1,238)	(807)
Time deposits	(1,256)	(598)	(1,854)
Other borrowings	150	(1)	149
FHLB advances	80	(19)	61
Junior subordinated debentures	347	48	395
Total interest expense	(248)	(1,808)	(2,056)
Net interest income	$170	$(1,714)	$(1,544)

	Nine Months Ended September 30, 2020 v. 2019
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$(343)	$899	$556
Loans	(6,106)	(3,740)	(9,846)
Federal funds sold and interest-bearing deposits with banks	(1,071)	18	(1,053)
Total interest income	(7,520)	(2,823)	(10,343)
Interest Expense:
Savings, NOW, money market and interest checking	(3,023)	793	(2,230)
Time deposits	(64)	(3,400)	(3,464)
Other borrowings	(2)	151	149
FHLB advances	(421)	190	(231)
Junior subordinated debentures	133	343	476
Total interest expense	(3,377)	(1,923)	(5,300)
Net interest income	$(4,143)	$(900)	$(5,043)

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision expense for loan losses of $0.1 million for the three months ended September 30, 2020 compared to a credit provision of $1.2 million for the three months ended September 30, 2019.  The increase in provision was the result of a $20.7 million migration of substandard performing loans to substandard impaired loans, which was offset in part by a $17.4 million improvement in watch rated loans.

For the nine months ended September 30, 2020, the provision for loan losses was $3.4 million compared to $0.5 million for the nine months ended September 30, 2019.  In addition to the reasons for the increase noted above, the $2.9 million increase in provision expense was also due to the additional qualitative factor of $1.9 million related to customers that are at a higher risk of being impacted by the COVID-19 pandemic.

The specific reserve related to impaired loans was $7.9 million at September 30, 2020, which was an increase of $2.3 million, or 42.0%, from December 31, 2019.  Substandard impaired loans increased $10.6 million, or 29.2%, from $36.2 million at December 31, 2019 to $46.8 million at September 30, 2020.  The increased specific reserve was primarily the result of two commercial customers that were downgraded.  Five agricultural customers were downgraded to substandard impaired, but only one customer required special reserves because four customers had sufficient collateral so that no specific reserve was required.

The Chicago Mercantile Exchange Class III futures milk price began to rebound during the second quarter of 2020 and continued to strengthen during the third quarter of 2020, with prices ranging from $16.43 to $24.54 cwt during the third quarter of 2020 and futures of $17.53 to $19.53 cwt range for the remainder of 2020.  In addition, the AgResource Dairy Report noted that United States dairy exports have exceeded imports in 2020 by $1.98 billion, which is the third largest positive balance on record driven by increased interest from China and the demand for dairy powders.  As result of this positive economic outlook, we anticipate that 80% of our ag loans that requested payment deferral through COVID-19 customer support programs should return to normal payment terms in the fourth quarter of 2020.

Other than the qualitative factor for COVID-19 discussed above, there have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.  Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $18.6 million, or 1.73% of total loans, was appropriate as of September 30, 2020.  This is compared to an allowance for loan losses of $15.1 million, or 1.39% of total loans, at September 30, 2019, and $15.3 million, or 1.47% of total loans, at December 31, 2019.

Non-Interest Income

Non-interest income for the three months ended September 30, 2020 decreased by 10.2% to $3.7 million from $4.1 million for the three months ended September 30, 2019.  The $0.5 million decrease was primarily the result of a $1.0 million decrease in loan servicing right origination as a result of $5.4 million fewer participations completed during the third quarter of 2020 compared to the third quarter of 2019.  The decrease in loan servicing right origination was partially offset in part by a $0.4 million increase in servicing fees.  As of January 1, 2020, the Company elected to make an accounting principle change for the valuation of the loan servicing assets from amortized cost to fair market value.  The decrease in loan servicing right origination is primarily due to this change in accounting principle.  In addition, $7.7 million of securities were sold during the third quarter of 2020 that resulted in a $0.1 million gain.  There were no security sales during the third quarter of 2019.

For the nine months ended September 30, 2020, non-interest income increased $0.2 million, or 1.6%, to $9.9 million from $9.7 million for the nine months ended September 30, 2019, primarily as a result of loan servicing fees, which increased $1.0 million.  In addition, during the first three quarters of 2020, $35.5 million of securities were sold at a gain of $0.7 million compared to $29.4 million of securities sold at a gain of $0.3 million during the first three quarters of 2019.

The following table reflects the components of non-interest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands)
Service charges	$379	$348	$1,089	$1,108
Gain on sale of loans, net	17	87	59	112
Loan servicing fees	2,054	1,677	5,808	4,759
Loan servicing rights recognized from transfers of financial assets	717	1,741	1,280	2,315
Income on other real estate owned	—	10	3	76
Gain on sale of securities	101	—	671	341
Referral fees	110	53	248	64
Other	294	171	734	960
Total non-interest income	$3,672	$4,087	$9,892	$9,735

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2020 was virtually unchanged at $7.7 million compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, non-interest expense increased by $7.7 million, or 34.5%, to $30.2 million from $22.4 million for the nine months ended September 30, 2019.  The year-over-year increase was primarily the result of a $5.0 million goodwill impairment during the first quarter of 2020 due to the anticipated reduction in future earnings and a decrease in the trading multiples of the Company’s stock in relation to COVID-19.  In addition, in the first quarter of 2020 there was a $1.4 million write-down of a retail shopping center that is in other real estate owned and a $0.3 million loss recognized on the sale-leaseback of our Manitowoc branch.  These increases in non-interest expense were partially offset by reduced travel and education expenses as the result of the COVID-19 pandemic.

The following table reflects the components of our non-interest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands)
Employee compensation and benefits	$4,766	$4,735	$14,620	$13,416
Occupancy	322	313	980	985
Information processing	640	683	1,974	1,837
Professional fees	555	483	1,436	1,299
Business development	305	351	1,004	1,023
Other real estate owned expenses	47	57	207	229
Write-down of other real estate owned	—	—	1,360	250
Net loss on other real estate owned	9	160	13	33
Depreciation and amortization	295	319	899	984
Goodwill impairment	—	—	5,038	—
Other	728	567	2,619	2,363
Total non-interest expense	$7,667	$7,668	$30,150	$22,419

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

Income tax expense for the three months ended September 30, 2020 and 2019, was $1.2 million and $2.1 million, respectively, which represents an effective tax rate of 25.4% and 26.9%, respectively.  Income tax expense for the nine months ended September 30, 2020 and 2019, was $1.5 million and $4.9 million, respectively, which represents an effective tax rate of 61.6% and 27.0%, respectively.  The increase in the effective tax rate for the 2020 periods compared to the 2019 periods was primarily the result of the non-deductible goodwill impairment that took place during the first quarter of 2020.

Financial Condition

Total assets increased $113.3 million, or 8.2%, from December 31, 2019 to $1.5 billion at September 30, 2020.  Total loans increased by $40.2 million, or 3.9%, since December 31, 2019 primarily as the result of the $98.4 million of PPP loans in the loan portfolio as of September 30, 2020 that were funded in the second and third quarters of 2020, which were partially offset by normal pay-downs and a $46.1 million increase in loans sold on the secondary market.

Total liabilities increased $115.4 million, or 9.6%, from December 31, 2019 to $1.3 billion at September 30, 2020.  This increase was primarily attributed to $99.7 million of advances received through the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to fund PPP loans.  PPPLF borrowings bear an interest rate of 0.35%.  In addition, during the first nine months of 2020, the Company increased its FHLB borrowings by $40.2 million, or 90.5%, to take advantage of the low interest rates on FHLB borrowings as a result of the Federal Reserve’s decreases in the target federal funds interest rate.  The FHLB borrowings bear an average interest rate of 0.89%.  The Company’s overall focus remains on funding loan growth with client deposits; however, these borrowings help reduce interest rate risk and lower the cost of funds.  The increases in PPPLF and FHLB borrowings were offset by an intentional decrease in brokered and national deposits of $113.3 million, or 42.6%, during the first three quarters of 2020.

During second and third quarters of 2020, the Company entered into Subordinated Note Purchase Agreements and sold and issued a total of $22.4 million in aggregate principal amount of its 7.0% fixed-to-floating rate subordinated notes that are due June 30, 2030. Management believes this capital raise provided additional capital to allow the Company to take advantage of future market opportunities for its customers and communities.

Shareholders’ equity decreased $2.1 million, or 1.2%, to $169.9 million at September 30, 2020 from $172.0 million at December 31, 2019.  This decrease was due primarily to $10.1 million in purchases of the Company’s stock which was partially offset by net income for the nine months ended September 30, 2020 of $1.0 million and a $6.1 million tax-effected increase to the fair market value of the investment portfolio to increase accumulated other comprehensive income.  Total shareholders’ equity was also reduced by a $0.8 million tax-effected decrease in the fair market value of derivatives and the payment of $1.7 million of dividends on common and preferred stock during the nine months ended September 30, 2020.

Net Loans

Net loans increased by $36.8 million, or 3.6%, to $1.1 billion at September 30, 2020 from December 31, 2019.  This increase was primarily the result of the $98.4 million of PPP loans in the loan portfolio as of September 30, 2020 that were funded in the second and third quarters of 2020, which were partially offset by normal pay-downs and an increase of $46.1 million in loans sold on the secondary market.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$619,617	57.7%	$659,725	63.7%
Commercial real estate loans	237,638	22.1%	235,936	22.8%
Commercial loans	80,144	7.4%	95,787	9.3%
Paycheck Protection Plan loans	98,421	9.1%	—	0.0%
Residential real estate loans	39,985	3.7%	43,958	4.2%
Installment and consumer other	121	0.0%	367	0.0%
Total gross loans	$1,075,926	100.0%	$1,035,773	100.0%
Allowance for loan losses	(18,649)		(15,267)
Loans, net	$1,057,277		$1,020,506

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

We continually refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us. We mitigate this risk by actively using government guarantee programs.  12.1% of our substandard loans are partially guaranteed by the U.S. Farm Services Agency (“FSA”) or the SBA.  The amount of the guarantee can range from 80% to 95% of unpaid principal for FSA guaranteed loans, 50% to 100% for SBA guaranteed loans.

At September 30, 2020 and December 31, 2019, the allowance for loan losses was $18.6 million and $15.3 million, respectively, which resulted in a ratio of the allowance to total loans of 1.73% and 1.47%, respectively.  The overall increase in the allowance for loan losses as a percentage of total loans was primarily the result of the provision expense related to the additional qualitative factor of $1.9 million related to customers that are at a higher risk of being impacted by the COVID-19 pandemic including the restaurant and hospitality industries.

Charge-offs and recoveries by loan category for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands)
Balance, beginning of period	$18,569	$16,258	$15,267	$16,505
Loans charged off:
Agriculture loans	—	54	—	54
Commercial real estate loans	—	1	—	2,625
Commercial loans	—	—	144	960
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total loans charged off	$—	$55	$144	$3,639
Recoveries:
Agriculture loans	—	1	23	16
Commercial real estate loans	1	15	63	1,607
Commercial loans	—	—	1	102
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total recoveries	1	16	87	1,725
Net loans charged off (recovered)	$(1)	$39	$57	$1,914
Unallocated	77	—	77	—
Provision for loan losses	2	(1,154)	3,439	474
Allowance for loan losses, end of period	$18,649	$15,065	$18,726	$15,065

Selected loan quality ratios:
Net charge offs to average loans	0.00%	0.00%	0.01%	0.16%
Allowance for loan losses to total loans (end of period)	1.73%	1.39%	1.73%	1.39%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	30.88%	30.56%	30.88%	30.56%

As provided in the interagency statement, the Company has been working with its borrowers impacted by COVID-19.  During the second quarter of 2020, we processed 184 customer payment modification requests for customers who had loan balances of $200.4 million.  As of September 30, 2020, loans with COVID-19 payment modifications were reduced by $100.1 million, or 50.0%, to $100.3 million, or 9.3% of total loans.  We will continue to evaluate the impacts of these payment modification requests on our allowance for loan losses.

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

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. Servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measured each class of servicing asset using the amortization method. Under the amortization method, servicing rights were amortized in proportion to and over the period of estimated net servicing income. The amortized assets were assessed for impairment or increased obligation based on fair value at each reporting date.

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

Information about the loan servicing portfolio is shown below:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Total loans	$1,075,926	$1,035,773
Less: Nonqualified loan sales included below	(780)	(794)
Loans serviced:
Agricultural	744,576	692,071
Commercial	51,088	52,994
Commercial real estate	2,155	6,673
Total loans serviced	797,819	751,738
Total loans and loans serviced	$1,872,965	$1,786,717

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities, U.S. treasury securities, asset-backed securities and corporate bonds. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $298.5 million at September 30, 2020 from $158.7 million at December 31, 2019, in an effort to deploy excess cash and mitigate interest rate risk.  During the nine months ended September 30, 2020, we recognized unrealized holding gains of $9.1 million before income taxes through other comprehensive income.

During the nine months ended September 30, 2020, $35.5 million of municipal securities were sold resulting in a pre-tax gain of $0.7 million.  For the nine months ended September 30, 2019, $29.4 million of municipal securities were sold resulting in a pre-tax gain of $0.3 million.

The following table sets forth the amortized cost and fair values of our securities portfolio at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available-for-sale:
Corporate Bonds	$4,000	$4,000	$—	$—
U.S. government and agency securities	15,338	15,160	3,490	3,458
U.S. treasury securities	—	—	2,499	2,506
Asset-backed securities	16,877	16,683	—	—
Municipal securities	129,604	132,970	—	—
Mortgage-backed securities	120,783	129,663	149,302	152,769
Total securities available-for-sale	$286,602	$298,476	$155,291	$158,733

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

Total deposits decreased $51.3 million, or 4.7%, from December 31, 2019 to $1.1 billion at September 30, 2020, due primarily to a $113.3 million decrease in brokered deposits and national time deposits, which was partially offset by a $62.0 million increase in client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit), which was primarily driven by customers who participated in the SBA PPP program but had not deployed their funds at September 30, 2020.

The Company’s overall strategic focus remains on funding loan growth with client deposits and reducing wholesale funding; however, the Company took advantage of the Federal Reserve’s interest rate decreases in the target federal funds during the first half of 2020 and borrowed an additional $40.2 million from the FHLB at an average rate of 0.89%.  In addition, the Company funded $99.7 million of PPP loans with funds from the PPPLF at a rate of 0.35%.  These borrowings help reduce interest rate risk and lower the cost of funds.  Brokered deposits and national certificates of deposit at September 30, 2020 were $152.6 million, which was a decrease of $113.3 million, or 42.6%, from December 31, 2019, and a decrease of $172.0 million, or 53.0%, from September 30, 2019.

As of September 30, 2020 and December 31, 2019, the distribution by type of deposit account was as follows:

	September 30, 2020		December 31, 2019
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$158,798	15.2%	$138,489	12.5%
NOW accounts and interest checking	82,373	7.8%	67,805	6.2%
Savings	7,554	0.7%	6,395	0.6%
Money market accounts	325,900	31.0%	247,828	22.5%
Certificates of deposit	322,991	30.8%	375,100	34.1%
Brokered deposits	50,747	4.8%	166,340	15.1%
National time deposits	101,808	9.7%	99,485	9.0%
Total deposits	$1,050,171	100.0%	$1,101,442	100.0%

Hedging Activities

As of September 30, 2020, the Company had two outstanding interest rate swaps designated as a cash flow hedge, each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $1.2 million and $0.8 million was recognized in accumulated other comprehensive income at September 30, 2020 and December 31, 2019, respectively, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.

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

At September 30, 2020, advances from the FHLB were $84.6 million compared to $44.4 million at December 31, 2019.  At September 30, 2020, there were advances from the Federal Reserve Bank’s PPPLF program totaling $99.7 million.  There were no borrowings outstanding at the Federal Reserve Bank of Chicago on December 31, 2019.

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $10.7 million and $13.9 million for the nine months ended September 30, 2020 and 2019, respectively.  Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was ($186.6) million and $172.6 million for the nine months ended September 30, 2020 and 2019, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $100.2 million and ($126.8) million for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, management began to focus on lengthening a portion of the Bank’s maturing wholesale funding into longer maturities to mitigate liquidity risk.   We placed advances with the FHLB totaling $54.0 million with maturities ranging from two to three years.  As of September 30, 2020, the Bank had $36.5 million and $81.4 million in borrowing capacity with the FHLB and the Federal Reserve Bank of Chicago, respectively, to mitigate any liquidity needs.  The Bank also had $252.4 million in unpledged securities available for sale available for liquidity needs.

At September 30, 2020, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $191.4 million, or 13.61% of adjusted average total assets, which is above the minimum level to be well-capitalized of $70.3 million, or 5.0% of adjusted average total assets, and total risk-based capital of $206.4 million, or 17.25% of risk-weighted assets, which is above the minimum level to be well-capitalized of $119.6 million, or 10.0% of risk-weighted assets.  In addition, the Company issued $22.4 million of subordinated debt during the second and third quarters of 2020 that qualifies as Tier 2 capital that is available to support the Bank.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At September 30, 2020, there were $102.8 million of retained earnings available for the payment of dividends by the Bank to the Company, but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of September 30, 2020.

At September 30, 2020, the holding company exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $178.4 million, or 12.86% of adjusted average assets, which is above the minimum level for capital adequacy of $55.5 million, or 4.0% of adjusted average assets, and total risk-based capital of $244.8 million, or 20.39% of risk-weighted assets, which is above the minimum level for capital adequacy of $126.1 million, or 10.5% of risk-weighted assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2020, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

Deposit accounts typically react more quickly to changes in market interest rates than loans because of the shorter maturities of deposits. However, given the asset sensitive nature of our balance sheet, a decrease in interest rates may adversely affect our earnings while increases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjustable-rate loans for retention in our loan portfolio, promoting core deposit products and time deposits, adjusting the maturities of borrowings, and adjusting the investment portfolio mix and duration.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning September 30, 2020 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$47,500	14.18%	$44,600	17.37%
+200 bps	44,600	7.21%	41,900	10.26%
+100 bps	42,900	3.13%	40,100	5.53%
Base	41,600	0.00%	38,000	0.00%
-100 bps	40,800	-1.92%	36,100	-5.00%
-200 bps	40,100	-3.61%	35,500	-6.58%

As of September 30, 2020, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one- and two-year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional, and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Company:

The COVID-19 pandemic has had an adverse impact on our business, financial condition and results of operations, and the duration and extent of this impact is subject to a high degree of uncertainty.

The spread of COVID-19 has led to a broad economic recession and elevated levels of unemployment and has adversely impacted certain industries and markets in which our customers operate, particularly the hospitality and limited-service restaurant industries.  As of September 30, 2020, the Bank’s aggregate loan exposure to such vulnerable industries made up approximately 1.3% percent of the total loan portfolio.

These developments have had, and are expected to continue to have, an adverse impact on the credit quality of our loan portfolio, our business, financial condition and results of operations.  As of September 30, 2020, approximately $100.3 million, or 9.3%, of loans were in payment deferral status under COVID-19 related modifications.  In addition, during the nine months ended September 30, 2020, nonaccrual loans increased $10.4 million due to the duration of COVID-19 and related economic stress.

The extent of the pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession.  Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Wisconsin market, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets.

The pandemic has also increased our exposure to related business risks, including the following:

•

We have had to modify our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners. The effects of these changes on our business are uncertain and difficult to quantify, but could include decreased efficiency, lower growth and increased risks of fraud.

•	Demand for our products and services may decline, and we may determine that we are not able to prudently grow our loan portfolio.
•

If the economic downturn or high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for credit losses and charge-offs and reduced income.

•	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
•

A further and sustained decline in our stock price or the occurrence of other developments could, under certain circumstances, cause our management to perform impairment testing on our goodwill or other intangibles, which could require us to record an impairment charge that would adversely impact our results of operations and the ability of the Bank to pay dividends to us.

•

As a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future), the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and reducing net income.

•

Uncertainties created by the pandemic, combined with the disruptions to our own business, will negatively affect our ability to execute our acquisition strategy for the foreseeable future, limiting or delaying our future growth plans.

•	Our cybersecurity risks are increased as the result of an increase in the number of our employees and the employees of our third-party vendors and partners working remotely.
•	Federal and state taxes may increase, including as a result of the effects of the pandemic on governmental budgets, which could reduce our net income.
•	FDIC premiums could increase if the agency experiences additional resolution costs.

In addition, we depend upon the management skills of our executive officers and directors. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not issue any unregistered equity securities during the quarter ended September 30, 2020.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1 - 31, 2020	51,268	$20.25	51,268	238,792
August 1 - 31, 2020	19,046	19.47	19,046	219,746
September 1 - 30, 2020	10,161	19.13	10,161	209,585
(1)

On January 29, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to 673,000 shares of its common stock.  Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The program will be in effect through January 23, 2023, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2020, $10.1 million, or 463,405 shares, of the Company’s common stock had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due June 30, 2030 (Incorporated by reference to Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on July 23, 2020)

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

104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: November 6, 2020	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: November 6, 2020	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)