Form 10-K
period 2020-12-31
County Bancorp, Inc.
filed 2021-03-12
CIK 1470205

wme

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter of $20.93 on June 30, 2020 – $102,362,791

As of March 12, 2021, 6,114,388 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of County Bancorp, Inc. for its 2021 annual meeting of shareholders are incorporated by reference into Part III hereof to the extent indicated in such Part.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2020 fiscal year.

2020 FORM 10-K

PART I

ITEM 1. BUSINESS

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

•	adverse changes in the economic conditions of our market area and of the agriculture market generally, dairy in particular;
•	adverse changes in the financial services industry and national and local real estate markets (including real estate values);
•	competition among depository and other financial institutions, as well as fintech companies and other non-traditional competitors;
•	risks related to a high concentration of dairy-related collateral located in our market area;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and the sufficiency of our allowance for loan losses and provision for loan losses;
•	the failure of assumptions and estimates underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;
•	interest rate risks associated with our business;
•	fluctuations in the values of the securities held in our securities portfolio;
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
•

changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of the London Interbank Offered Rate (“LIBOR”), and the developments and uncertainty related to the future use and availability of some reference rates, such as LIBOR, Secured Overnight Financing Rate (“SOFR”) and other alternative reference rates, and the adoption of a substitute;

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

General

County Bancorp, Inc. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation founded in May 1996 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly owned subsidiary bank, Investors Community Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2020, we had total assets of approximately $1.5 billion. For additional financial information, see our consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Subsidiaries

In addition to the Bank, we have three wholly owned subsidiaries, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Capital Trust I, which are Delaware statutory trusts formed for the purpose of issuing trust preferred securities.  The Bank is the sole member of Investors Insurance Services, LLC, which provides crop insurance and milk margin products to the agricultural sector of Wisconsin, and ABS 1, LLC, which holds real estate and personal property for sale that was obtained through repossession, both of which are Wisconsin limited liability companies.

Corporate Governance Matters

We maintain a website at www.investorscommunitybank.com. We make available through the Investor Relations link on that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and proxy statements as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).  The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding us and other SEC registrants.

Market

Our agricultural banking business, which is primarily dairy-related, extends throughout Wisconsin and southeastern Minnesota.  We had lending relationships in 56 of the state’s 72 counties as of December 31, 2020. We also serve business customers throughout Wisconsin with a focus on northeastern and central Wisconsin.

The economy in Wisconsin represents a diverse range of industries, including manufacturing, trade, agriculture, professional and business services, finance and insurance, and government industries.

Dairy-related business lending has proven to be a source of stability and steady growth for both the Bank and the state of Wisconsin. The dairy industry continues to be a strong source of economic vitality in the state of Wisconsin. According to statistics provided by Dairy Farmers of Wisconsin the state produced a record 30.6 billion pounds of milk in 2019 which is 14% of the U.S. total milk production. Wisconsin continues to rank second to California in total number of cows and total milk production. Most of Wisconsin’s milk goes into cheese production which continues to enjoy strong domestic and international demand.

According to the United States Department of Agriculture (“USDA”) market outlook, 2021 milk production is forecasted to be 226.7 billion pounds due to an improved economic outlook, strengthen domestic demand for dairy products, and Federal government economic stimulus programs.  The all-milk price forecast for 2021 is $17.65 per cwt.

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

Our Products and Services

The Bank provides a wide range of consumer and commercial banking services to individuals, businesses, and industries. The basic services offered by the Bank include demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, mobile banking, internet banking, remote merchant deposit capture, cash management services, safe deposit services, credit cards, debit cards, direct deposits, notary services, night depository, cashier’s checks, drive-in tellers, banking by mail, and certain consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial loans as well as loans secured by residential and commercial real estate, and issues stand-by letters of credit. The Bank provides access to ATM cards and is a member of the Pulse and Cirrus ATM networks, enabling customers to utilize the convenience of ATM access nationwide and internationally.

The revenues of the Bank are primarily derived from interest on loans and fees received in connection with loans, interest and dividends on its investment securities, and non-interest income primarily generated from loan sales and loan servicing rights. The principal sources of funds for the Bank’s lending activities are deposits (primarily consumer deposits and brokered deposits), loan repayments, and income on and proceeds from the sale of investment securities. The Bank’s principal expenses are interest paid on deposits and operating and general administrative expenses. The Bank also generates non-interest income related crop insurance commission from Investors Insurance Services, LLC.

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

Lending Activities

Loans

A significant source of our revenues is the interest earned on the Bank’s loan portfolio.  At December 31, 2020, our total assets were $1.5 billion, and our total loans were $1.0 billion, or 67.7% of total assets.  At December 31, 2019, our total assets were $1.4 billion, and our total loans were $1.0 billion, or 75.1% of total assets.  The decrease in total loans from December 31, 2019 to December 31, 2020 was $39.5 million, or 3.8%.  For the periods indicated below, the net change in total loans (excluding the allowance for loan losses) was as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Total loans:
Balance, beginning of period	$1,035,773	$1,207,295	$1,148,951
Loan originations, net of repayments	25,632	(70,798)	126,319
Less: Loans sold, net of repayments	(60,822)	(90,481)	(60,591)
Less: Loans charged-off	(3,531)	(3,928)	(1,280)
Less: Transfers to other real estate owned	(767)	(6,315)	(6,104)
Balance, end of period	$996,285	$1,035,773	$1,207,295

For more information about our loan portfolio, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2020 and 2019 —Net Loans.”

Lending activities are conducted pursuant to a written policy adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type, size, and risk classification, must be reviewed and approved by the management loan committee or the concurrence of the Chief Executive Officer, Chief Banking Officer, and the Chief Credit Officer if the management loan committee cannot meet or be polled.

Loan Portfolio Concentrations

Although our loan portfolio is concentrated in agricultural loans, which are heavily dependent on the dairy industry, there are a number of mitigating factors to this concentration risk. First, our farm customers are diversified geographically throughout the state of Wisconsin and southeast Minnesota, which we believe helps mitigate the weather-related risk impacting feed availability and cost. Secondly, the USDA provides government support for a number of insurance-type products that dairy producers can purchase, which we believe substantially mitigate weather and pricing risks for crops and pricing risks for milk. The availability of these types of products in addition to the ability to use the futures markets to hedge both milk price and feed cost brings some additional stability and predictability to the cash flows of farmers.

We originate and maintain large credit relationships with a number of customers in the ordinary course of our business. We have established a formal, internal lending limit on loans to one borrower of $15 million, which is significantly lower than our legal lending limit of approximately $35.7 million as of December 31, 2020. Exceptions to this internal limit may be approved by unanimous consent of the Bank’s CEO, Chief Credit Officer, and Chief Banking Officer in the case of particularly strong credits. As of December 31, 2020, two relationships exceeded our internal lending limit with total combined credit risk exposure of $35.8 million, or 16.9% of total risk-based capital, with the largest being $20.7 million.

Loan Underwriting

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. We believe an important measurement for monitoring overall credit quality of our loan portfolio is the ratio of non-performing assets to total assets as nonperforming loans may ultimately progress to other real estate owned (“OREO”). Accordingly, the initial underwriting of loans is vital. Our ratios of non-performing assets to total assets as of December 31, 2020, December 31, 2019, and December 31, 2018 were 2.90%, 2.65%, and 1.94%, respectively. We have customized our loan underwriting to reflect the risks that are specific to each product type as described below.

Agricultural Lending. Our agricultural banking team consists of bankers who all grew up on farms in Wisconsin and Minnesota, which provides a solid understanding of the nuances of the industry. As of the date of this filing, we have 14 agricultural banking officers driving the relationships with our customers, as well as five crop insurance sales representatives. Our philosophy is to bring the Bank to the customer, and most contacts are made on the farm. We believe the deep relationships our team has with our agricultural customers, and the value each team member provides given his or her strong agricultural roots, create a barrier to entry for our competitors. We believe this regular personal contact with our customers provides a high level of service and allows our bankers to monitor our credits more effectively.

Our relationships with our agricultural customers range in size from small family-owned farms to more sophisticated mega-farms, and typically involve their entire primary banking needs. We lend money to our customers for short-term needs, such as planting crops or buying feed. We also provide intermediate-term loans to fund cattle or equipment needs, as well as longer-term real estate loans to provide funds to purchase real estate or improve existing real estate. Collateral for these loans will typically involve cross-collateralization of all of a farm’s assets, and the Bank will be in a primary lien position. We apply a consistent credit philosophy when underwriting agricultural loans, which focuses on repayment of credit facilities from current and historical cash flow analysis, both cash and accrual. Other factors considered in granting credit are management capability, collateral quality and adequacy, and balance sheet leverage.

Commercial Lending. Our commercial and industrial loans (“commercial loans”) are offered by business bankers who, as a group, have extensive experience in making commercial loans. Our commercial loan portfolio is comprised of conventional term loans, lines of credit and government guaranteed loans, primarily Small Business Administration (“SBA”) loans. These loans have either adjustable or fixed rates typically with terms of five years or less, although terms are generally longer with SBA guarantees. Commercial loans are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory, as well as personal guarantees of the principals. The availability of funds for the repayment of commercial loans is substantially dependent on the success of the business itself, which is subject to changes in economic conditions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the paycheck protection program (“PPP”).  The Bank participated as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized.  In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

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

Residential Real Estate Lending and Consumer Lending. We provide residential real estate  and consumer loans on a collateralized and non-collateralized basis. These loans are most often collateralized by primary and secondary residences.  Consumer loans are priced at prevailing market rates and are made to the individuals responsible for making the scheduled payments. Consumer loans generally have a term of five years or less, with amortizations that match the useful life of the asset(s) being financed. Consumer loans represented less 0.1% of our overall loan portfolio as of December 31, 2020.

Concentrations. Loan concentrations are defined as amounts loaned to multiple borrowers engaged in similar activities that could cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2020, 2019, and 2018, there was a concentration of agricultural real estate and agricultural production loans, which together comprised approximately 60.9%, 63.7%, and 60.0% of our loan portfolio on such dates, respectively.  Other than as previously described, there were no concentrations of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business that exceeded 25% of total loans at December 31, 2020, 2019, or 2018.

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

For more information about our loan servicing, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2020 and 2019 —Loan Servicing.”

Classification of Assets

Interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more unless, in the opinion of management, the credit is well secured and in the process of collection. Loans may also be placed on nonaccrual status when, in management’s opinion, the loan repayment is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

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

Loans on nonaccrual status, OREO, and certain other related information was as follows as of the dates indicated:

	As of December 31,
	2020		2019		2018
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(dollars in thousands)
Total loans on nonaccrual status	$41,624	4.18%	$30,968	2.99%	$22,983	2.00%
Other real estate owned	1,077	0.11%	5,521	0.53%	6,568	0.57%
Total non-performing assets	$42,701	4.29%	$36,489	3.52%	$29,551	2.57%
Loans past due 30-89 days	$133	0.01%	$1,876	0.18%	$1,429	0.12%
As a percent of total assets:
Total non-performing loans		2.83%		2.25%		1.64%
Total non-performing assets		2.90%		2.65%		1.94%
Allowance for loan losses as a percent of:
Total assets		1.01%		1.11%		1.09%
Total loans		1.49%		1.47%		1.37%
Non-performing loans		35.58%		49.30%		71.81%

At December 31, 2020, loans 30 to 89 days delinquent consisted of one agricultural, one business, and one consumer which totaled $0.1 million. Management continually evaluates the collectability of its non-performing loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off, and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of non-performing and past-due loans, and changes in the size and composition of the loan portfolio.

Provision for loan losses for the years ended December 31, 2020, 2019, and 2018, totaled $3.0 million, $0.4 million, and $3.2 million, respectively. For the years ended December 31, 2020 and 2019, net loans charged off totaled $3.4 million and $1.7 million, respectively.  For the year ended December 31, 2018, net loans recovered totaled $0.1 million.  At December 31, 2020, 2019, and 2018, we had non-performing loans (i.e., nonaccrual loans and loans 90 days or more past due) of $41.6 million, $31.0 million, and $23.0 million, respectively, and the allowance for loan loss was $14.8 million, $15.3 million, and $16.5 million at December 31, 2020, 2019, and 2018, respectively.  Considering the nature of our loan portfolio, management believed that the allowance for loan losses at December 31, 2020 was adequate.

For more information about our allowance for loan losses, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended  December 31, 2020 and 2019 —Provision for Loan Losses.”

Deposit Activities

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. As of December 31, 2020, 2019, and 2018, the distribution by type of deposit accounts was as follows:

	As of December 31,
	2020		2019		2018
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Certificates of deposit	$304,580	29.2%	$375,100	34.0%	$356,484	29.2%
National time deposits	44,347	4.3%	99,485	9.0%	160,445	13.1%
Brokered deposits	80,456	7.7%	166,340	15.1%	308,504	25.2%
Money market accounts	344,250	33.1%	247,828	22.5%	218,929	17.9%
Demand, noninterest-bearing	163,202	15.7%	138,489	12.6%	121,436	9.9%
NOW accounts and interest checking	96,624	9.3%	67,805	6.2%	51,779	4.2%
Savings	7,367	0.7%	6,395	0.6%	5,770	0.5%
Total deposits	$1,040,826	100.0%	$1,101,442	100.0%	$1,223,347	100.0%

Our deposits decreased during 2020 and 2019 by 5.5% and 10.0%, respectively, primarily due to Company’s ongoing effort to increase client deposits and decrease the reliance on brokered and national funding.  The Company has decreased its reliance on brokered and national funding from 38.3% of total deposits at December 31, 2018 to 12.0% of total deposits at December 31, 2020.

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Funding Sources

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

During 2020, the Company utilized the Federal Reserve’s PPP Liquidity Facility to fund 904 PPP loan applications so as not to reduce the Bank’s available liquidity.  The total advances made through the PPP Liquidity Facility totaled $99.7 million and are to be repaid as the SBA forgives the PPP loans.  At December 31, 2020, $47.5 million of PPP Liquidity Facility advances remained outstanding.

FDIC regulations limit the ability of certain insured depository institutions under certain conditions to accept, renew, or roll over brokered deposits at rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  As of December 31, 2020, 2019, and 2018, the Bank met the definition of a “well capitalized” depository institution.

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

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by our officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and locations of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.  Based on data from the FDIC, as of June 30, 2020 (the most recent data available), the Bank held 32.1% of deposits in Manitowoc County, 8.4% in Portage County, 4.6% in Outagamie County, and 1.0% in Brown County.

Human Capital Management

At March 1, 2021, we had 164 full-time employees and 18 part-time employees.  Our employees are not represented by a collective bargaining unit.  We consider our relations with our employees to be excellent.

Health and Wellness

Creating a culture where all employees feel supported and valued is paramount to our corporate values.  The on-going COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety, and general well-being of our employees.  We continue to evolve to meet our employees’ health, wellness, and work/life balance needs, which we believe is essential to attracting and retaining employees of the highest caliber.  For more information about the effect of the COVID-19 on our business, see the section of this Form 10-K entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments —Impact of COVID-19”.

Talent Development

Our talent strategy is focused on attracting the best talent and recognizing and rewarding their performance.  We are committed to the continued development of our employees.  Real-time feedback is given throughout the year.   Through our annual succession planning process, our next-level senior leaders and emerging leaders are identified, and a development plan is created.  In addition, we utilize a learning management system for all employees to enroll in and complete courses in compliance, leadership, wellness, and other enhancements to technical skills.

Diversity, Equality, and Inclusion

We embrace diversity and collaboration in our workforce and our business experiences.  We developed a Diversity, Equality, and Inclusion (“DE&I”) Team and our mission is to embrace and respect the varied life experiences, abilities, beliefs, and backgrounds that each individual brings to our organization. Ultimately, our DE&I vision is to create a diversified and inclusive workplace which, in turn, creates a dynamic and stimulating environment that maximizes the potential of all individuals.

The goal of the Bank’s Diversity, Equality and Inclusion Initiative is (a) to create awareness within the organization so that our employees are equipped with the tools to embrace and encourage diversity within their respective areas, (b) to provide a safe and inclusive environment where employees feel comfortable bringing forth a variety of ideas and innovative solutions reflective of their background, experiences and skills; and (c) to encourage consistent recruitment, orientation/onboarding, hiring, education, development and promotion of qualified managers, professionals, and employees with diverse backgrounds at all levels of the Bank.

The DE&I Team will focus on three pillars of diversity:

Awareness

•	Annual communication of the Affirmative Action Plan to management on the metrics and analytics provided by our Affirmative Action vendor.
•	Employees are invited annually to self-identify their race/ethnicity, veteran, and/or disability status.
•	Annual communication from the CEO reaffirming the Bank’s commitment to diversity and inclusion, including the method to report discriminatory acts, should they exist.
•	Organization-wide training provided annually.

Recruitment

•

The Bank’s Affirmative Action vendor provides the Bank with annual demographics, reasonable recruitment area data, annual goals, progress to goals, and other analytic that are used to improve the recruitment process to include and reach diverse populations.

•	Outreach efforts will be made to create relationships with representatives for persons with disabilities, veterans, multi-cultural organizations, and community outreach programs.

Community

•

The Bank will form a Diversity Taskforce which will facilitate and promote diversity awareness initiatives.  The Taskforce will also engage in other organization-wide activities to further explore the current state of diversity, equality, and inclusion.

•	On an annual basis, the Bank will provide its people leaders training opportunities to enhance their ability to manage a diverse workforce.
•	The Bank will endorse and sponsor external events that promote diversity within our organizational footprint, and support and encourage employees to participate in said events.

Supervision and Regulation

General

FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Federal Reserve, the Bank’s state regulator, the WDFI, and its primary federal regulator, the FDIC, as well as the Consumer Financial Protection Bureau (“CFPB”), as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to the discussion in “Item 1A – Risk Factors – Operational, Strategic, and Reputational Related Risks” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments – Impact of COVID-19” for information on the CARES Act, PPP, and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.

Regulation and Supervision of the Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and are subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and our subsidiary as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have not elected to operate as a financial holding company.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

BHC Capital Requirements. As of the date of this filing, the Federal Reserve has not requested that we report consolidated regulatory capital, recognizing the exemption under the Federal Reserve’s Small Bank Holding Company Policy Statement applicable to holding companies with less than $3 billion in total assets (as long as they do not: engage in significant nonbanking activities, conduct significant off-balance sheet activities, or have a material amount of debt or equity securities registered with the SEC).  Unless the Federal Reserve determines otherwise, we are considered well-capitalized, as long as the Bank is well-capitalized. For capital requirements applicable to the Bank, see – “Capital Requirements” below.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Wisconsin corporation, we are subject to the limitations of Wisconsin law, which allows us to pay dividends unless, after giving it effect, any of the following would occur: (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) the total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if:  (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  These factors have come into consideration in the industry as a result of the COVID-19 pandemic, but we do not anticipate any changes to our dividend policy and have no current plans to suspend our common stock dividend. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Monetary Policy.  The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its reaction to the COVID-19 pandemic.  Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings.  These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019.  However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency.  The amount of the assessment is calculated on the basis of the Bank’s total assets.

Capital Requirements.

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and most bank holding companies that are meaningfully more stringent than those in place previously.

Capital Levels.  Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets". The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion, like the Company) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Bank is subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•	A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.  The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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

Under the capital regulations of the FDIC, in order to be well‑capitalized, the Bank must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020: (i) the Bank was not subject to a directive from WDFI or the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  The Bank is also in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification.  Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. The Bank may elect the CBLR framework at any time but has not currently determined to do so.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash.  Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations.  To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors.  In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratio, or LCR, in September 2014, which require large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil.  While the LCR only applies to the largest banking organizations in the country, we continue to review our liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank.  Under Wisconsin law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount they consider expedient. The board of directors must provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the division.  The FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer.  See “—Capital Requirements” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The federal bank regulators have identified key risk themes for 2021 as: credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR (London Interbank Offered Rate) as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering (“AML”) compliance, cybersecurity, planning for and implementation of the current-expected-credit-losses (“CECL”) accounting standard, and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

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

Transaction Account Reserves.  Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

As of December 31, 2020, the Bank did not exceed these guidelines.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October of 2020. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

ITEM 1A. RISK FACTORS

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Forward-Looking Statements” included under “Item 1. Business” above, you should carefully consider the risks described below. If any of the events highlighted in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC and this Form 10-K, including our financial statements and related notes.

Operational, Strategic, and Reputational Related Risks

The outbreak of COVID-19 has led to an economic recession and had other adverse effects on the U.S. economy and has disrupted our operations. The ongoing COVID-19 pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has affected our operations. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity, and caused significant volatility in the global stock markets. We have experienced significant disruptions across our business due to these effects, which may in future periods lead to decreased earnings, significant loan defaults and slowdowns in our loan collections. We expect increased unemployment and recessionary concerns will adversely affect mortgage originations and loan revenue in future periods. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced, and may introduce in the future, programs designed to soften the impact of COVID-19 on small businesses or provide stimulus checks to individuals, our borrowers may still not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the retail shopping center, limited service restaurant, hotel, assisted living and nursing home, and residential rental industries and are located in areas that are, or were, quarantined or under stay-at-home orders. COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and our consumer loan portfolios. As COVID-19 cases have begun to surge in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Wisconsin market, the development, distribution and supply of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.

As a result of the COVID-19 pandemic, we may experience adverse financial consequences due to a number of other factors, including but not limited to:

•	increased demand on our liquidity as we meet borrowers’ needs, experience significant credit deterioration, and cover expenses related to our business continuity plan;
•	the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
•	the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 pandemic;
•

the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;

•	a decline in demand for our products and services;
•	a potential increase in loan delinquencies, problem assets and foreclosures if the economic downturn or high levels of unemployment continue for an extended period of time;
•	a potential decline in the net worth and liquidity of loan guarantors;
•

the yield on our assets declining to a greater extent than the decline in our cost of interest-bearing liabilities as a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future);

•

uncertainties created by the pandemic, combined with the disruptions to our own business, that could negatively affect our ability to execute our acquisition strategy for the foreseeable future, limiting or delaying our future growth plans;

•	increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
•	an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures;
•	increased cyber and payment fraud risk due to increased online and remote activity; and
•	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Overall, we believe that the economic impact from COVID-19 could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding.  Congress is also in the process of negotiating additional stimulus bills and other actions in response to COVID-19.  In addition to implementing the programs contemplated by these acts, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

•	requiring banks to focus on business continuity and pandemic planning;
•	adding pandemic scenarios to stress testing;
•	encouraging bank use of capital conservation buffers and reserves in lending programs;
•	permitting certain regulatory reporting extensions;
•	reducing margin requirements on swaps;
•	permitting certain otherwise prohibited investments in investment funds;

•	issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and
•	providing credit under the CRA for certain pandemic-related loans, investments, and public service.

The COVID-19 pandemic has significantly affected the financial markets and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The Federal Reserve also launched the Main Street Lending Program, which offers deferred interest on four-year loans to small and mid-sized businesses. The Main Street Lending Program terminated on January 8, 2021. The impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market areas, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have a business continuity plan and other safeguards in place, there is no assurance that such plan and safeguards will be effective. Further, we rely upon third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included a $349.0 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participates as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposed us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310.0 billion in funding for PPP loans was authorized and such funds became available for PPP loans beginning on April 27, 2020. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program.  We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP, or if the borrower fraudulently obtained a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which may reduce our net interest income.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We also face competition for agricultural loans from participants in the nationwide Farm Credit System and much larger regional, national, and global banks.  Competition also makes it more difficult and costly to attract and retain qualified employees.  We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of non-bank competition in the financial services industry, such as by fintech companies. If we are not able to effectively compete in our market areas and targeted business segments, our profitability may be negatively affected.

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can maintain funds in prepaid debit cards or digital currencies and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We have benefited from strong relationships with our customers, and also from our relationships with financial intermediaries. As a result, our reputation is an important component of our business. A key component of our business strategy is to leverage our reputation for customer service and knowledge of our customers’ needs and businesses to expand our presence by capturing new business opportunities from existing and prospective customers in and outside of our local market areas. We strive to conduct our business in a manner that enhances our reputation. We aim to enhance our reputation, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities and markets we serve, who are able to connect with customers through on-site visits and knowledge of our customers’ businesses, and who care about and deliver superior service to our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.

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

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation.  Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts.  Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.  Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potentially fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking, or accounting systems.  The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients.  Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees.  In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems.  Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms, and financial intermediaries.  We outsource to third parties many of our major systems, such as data processing and mobile and online banking.  The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations.  Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions.  A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects.  In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers.  Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may continue to attempt to expand our business in Wisconsin or other states through mergers and acquisitions.  We anticipate that we will seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans, acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things, the following:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;
•	unexpected delays, complications or expenses resulting from regulatory approval requirements or other conditions to closing;
•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution;
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

With respect to the risks particularly associated with the integration of an acquired business, we may encounter a number of difficulties, such as: (1) customer loss and revenue loss; (2) the loss of key employees; (3) the disruption of our operations and business; (4) our inability to maintain and increase competitive presence; (5) possible inconsistencies in standards, control procedures and policies; and/or (6) unexpected problems with costs, operations, personnel, technology, and credit.

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

Credit Risks

We are subject to specific market risks due to our focus on agricultural lending.

We primarily concentrate our lending activities in the state of Wisconsin, which has a significant agricultural economy. Historically, our senior management’s primary business lending experience has been in agricultural lending, with a specific expertise in and focus on dairy and dairy-related businesses. Although we attempt to maintain a diversified customer base and a diversified loan portfolio, we are more heavily dependent upon the agricultural economy than a typical commercial bank. At December 31, 2020, agricultural loans comprised $606.9 million, or approximately 60.9%, of our total loan portfolio, and the Bank also serviced an additional $812.6 million of agricultural and commercial loans, which generated approximately $10.3 million of servicing fee income during 2020.

The agricultural economy is subject to certain risks that are either inherently volatile or are beyond our ability, or the ability of farmers or other participants in the agricultural economy, to predict or control. Some of these risks include, but are not limited to:

•

Market Prices. Agricultural markets are sensitive to real and perceived changes in supply and demand of agricultural products, and given that approximately 85% of our agricultural lending is to dairy farms, the credit quality of a substantial portion of our loan portfolio is closely related to the performance of, and supply and demand in, this sub-sector of the agricultural market. For example, the success of a dairy operation hinges in large part on the cost of feed and the price of milk. When feed costs are high and milk prices are low, it places a strain on our dairy borrowers’ business, which may impair their ability to repay their outstanding loans to us.

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

•

Weather-Related Risks. Severe weather, including drought, hail, excessive rain or other natural disasters, could impact the quantity and quality of crops and of feed necessary to support our borrowers’ dairy operations and, in turn, increase their expenses. If significant adverse weather-related events occur, it could impair the ability of borrowers to repay outstanding loans or impair the value of collateral securing loans due to significant property damage, which could either result in loss of revenue or cause us to incur additional expenses.

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

Our lending is primarily to borrowers located or doing business in Wisconsin. Furthermore, at December 31, 2020, we had certain loan-type concentrations of credit risk, specifically in agricultural lending, which are described in more detail in the section of this Form 10-K entitled “Item 1 - Business—Lending Activities” and “Item 1 - Business—General—Market.” Because of the concentration of agricultural loans in our lending portfolio and the volume of our borrowers in regions dependent upon agriculture, we could be disproportionately affected by changes in the agricultural industry relative to others because these high concentrations present a risk to our lending operations. If any of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans, our allowance for loan losses, and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

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

We operate as a community-oriented business bank, with a focus on servicing both business customers and individuals in our market areas, which include our headquarters in Manitowoc, full-service branches in Manitowoc, Appleton, Green Bay, and Stevens Point, and a loan production office in each of Darlington, Eau Claire, Fond du Lac, and Sheboygan. Although we have a primary focus on agricultural and business banking, future growth opportunities will depend largely on market area penetration, market area growth and our ability to compete for traditional banking business within our market areas. We anticipate that as a result of this concentration, a downturn in the general economy in our market areas, including Wisconsin specifically, could increase the risk of loss associated with our loan portfolio. Although economic conditions in our markets have been generally strong, there can be no assurance that such conditions will continue to prevail.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic, growth, business activity or investor or business confidence; limitations on the availability of, or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors.

Volatility in commodity prices may adversely affect our financial condition and results of operations.

At December 31, 2020, approximately 60.9% of our total loan portfolio was comprised of agricultural loans. Volatility in certain commodity prices, including milk, could adversely impact the ability of those borrowers to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated. For the 18-year period ended December 31, 2020, the per-year average Class III milk price (a weighted average price of all uses of milk in a particular milk order) in the United States paid to producers has ranged from an average low price of $11.36 per hundredweight (cwt) in 2009 to an average high price of $22.34 per cwt in 2014, according to the University of Wisconsin - Madison.  During 2020, the Class III milk price was an average of $18.16 per cwt.  “Hundredweight” or “cwt” is a measure equal to 100 pounds of milk shipped.  A decrease in milk prices may result in an increase in the number of non-performing loans in our agricultural portfolio, which could have a material adverse effect on our financial condition, earnings, and capital.

Changes in U.S. trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

In recent years, there have been changes in U.S. trade policies, legislation, treaties and tariffs, and retaliatory tariffs by such countries, including retaliatory tariffs on agricultural products from the United States. Such tariffs, retaliatory tariffs, or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products and dairy products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer’s margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Our business is significantly dependent on the real estate markets where we operate, as a large portion of our loan portfolio is secured by real estate.

At December 31, 2020, approximately 57.6% of our aggregate loan portfolio, comprising our agriculture real estate loans (including agricultural construction loans), commercial real estate loans and residential real estate loans, was primarily secured by interests in real estate predominantly located in Wisconsin and southeast Minnesota.  Additionally, some of our other lending occasionally involves taking real estate as primary or secondary collateral. Real property values in Wisconsin may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside our control and the control of our borrowers, including national and local economic conditions generally. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in Wisconsin could increase the credit risk associated with our loan portfolio and cause an increase in the number of loan delinquencies, defaults and charge-offs.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2020, $331.7 million, or approximately 35.2%, of our loan portfolio consisted of commercial real estate and commercial loans. Given their generally larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate.  For commercial real estate loans, the principal risk is that repayment is generally dependent on income from tenant leases being generated in amounts sufficient to cover operating expenses and debt service.  For commercial loans, the principal risk is that repayment is generally dependent upon the successful operation of the borrower’s business.  If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and would adversely affect our operating results.

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

At December 31, 2020, our allowance for loan losses totaled $14.8 million, which represented 1.5% of gross loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, and could decrease our net income or reduce our capital.

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

Monetary Policy and Interest Rate Risk

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

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the SOFR as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

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

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

Liquidity and Funding Risks

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. At December 31, 2020, brokered deposits represented approximately 7.7% of our total deposits and equaled $80.5 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits.  In addition, banks not considered to be “well capitalized” are subject to a cap on interest rates paid to depositors as published by the FDIC. Such depositor interest rate caps could impede our ability to raise local deposits to replace brokered deposits no longer available if we were not considered to be “well capitalized.”  If brokered deposits become more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on the FHLB borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans, potentially at a time when pricing may be unfavorable, which may increase our funding costs and reduce our net interest income and net income.  There can be no assurance that brokered deposits will be available or, if available, sufficient to support our continued growth.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans, and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits, which we supplement with other sources such as brokered deposits. Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds. This loss would require us to seek other funding alternatives, including brokered deposits, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

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

Any decline in available funding could adversely impact our ability to continue to implement our business plan, including originating loans, investing in securities, meeting our expenses, or fulfilling obligations such as repaying our borrowings and meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Legal, Accounting, and Compliance Risks

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

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures, monitoring and reporting requirements. There may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified, or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision, and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in Item 1 of this Form 10-K in the section captioned “Supervision and Regulation.” Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers, and the banking system as a whole, rather than our shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

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

Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition, and results of operations.

The Company and the Bank are subject to stringent capital and liquidity requirements.

The Basel III Rule imposes stringent capital requirements on bank holding companies and banks.  Banks and bank holding companies are also required to maintain a capital conservation buffer of 2.5% of Common Equity Tier 1 Capital on top of minimum risk-weighted asset ratios to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction. Banking institutions that do not maintain capital in excess of the Basel III Rule standards including the capital conservation buffer face constraints on the payment of dividends, equity repurchases, and compensation based on the amount of the shortfall.  Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

We face a risk of noncompliance with and enforcement actions under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. The federal Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures, and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including future acquisition plans, which would negatively impact our business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

The CECL accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition, amount of capital and results of operations.

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

In the normal course of business, the Company and the Bank are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments that both entities have made and the businesses in which they have engaged. Federal and state taxing authorities have over the past few years become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues, including tax base, apportionment, and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If not resolved in our favor, such challenges could have an adverse effect on our financial condition and results of operations.

General Risk Factors

A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.

Our results of operations, including interest and dividend income, non-interest income, interest expenses, and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations.  Of particular impact to the Company are the operations pertaining to the SBA, the USDA Farm Service Agency (FSA) and the FDIC.  Any such failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA or FSA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.

In addition, many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition, and results of operations.

Our ability to pay dividends is dependent upon the Bank’s performance.

The Company’s only source of funds to pay dividends is dividends or other distributions it may receive directly from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations. The inability of the Company to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects and the Company’s ability to pay dividends.  The Company’s payment of dividends in the future, if any, will also be subject to legal, regulatory and contractual restrictions (including with respect to junior subordinated debentures (and related trust preferred securities (“TruPS”)), which are senior to our shares of preferred and common stock and have a preference on dividends and with respect to our subordinated notes, which restrict the payment of dividends upon an event of default under the notes), and will also depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Dividends are payable on shares at the discretion of our board of directors, subject to the provisions of the Wisconsin Business Corporation Law, and any regulatory restrictions.

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

Although the Company’s common stock is quoted on the Nasdaq Global Market, the volume of trades on any given day has been limited historically, as a result of which shareholders might not have been able to sell or purchase the Company’s common stock at the volume, price, or time desired.  In June 2020, the Company’s common stock was added to the Russell 2000® and Russell 3000® Indexes based on the total market value of shares outstanding.  Inclusion in these indexes may have positively impacted the price, trading volume, and liquidity of the Company’s common stock, in part, because holders attempting to track the composition of that index may have been required to purchase the Company’s common stock, which could cause a material increase in the price at which the Company’s common stock trades.  There can be no assurance that the Company’s common stock will remain in those indexes.  If the Company’s common stock is removed from the Russell 2000® or the Russell 3000® Index in the future, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell the Company’s common stock, which could impact the price at which the Company’s common stock trades.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term shareholder value.

In January 2020, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 673,000 shares of its common stock, subject to certain limitations and conditions.  As of December 31, 2020, 570,842 shares of our common stock had been acquired through the repurchase program.

In February 2021, the Company’s board of directors extended the stock repurchase program, which authorizes the Company to repurchase an additional 609,000 shares of its common stock, subject to certain limitations and conditions.  The repurchase program does not obligate the Company to repurchase any shares of its common stock, and there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices.  The repurchase program may be suspended or terminated at any time and, even if fully implemented, the program may not enhance long-term shareholder value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters in Manitowoc, Wisconsin, and branches in Stevens Point, and Green Bay, Wisconsin and leases its other locations.  The Bank has received regulatory approval to construct and relocate its branch in Appleton, Wisconsin, which is anticipated to be completed during the fourth quarter of 2021.  The following table provides information related to our leased locations:

Location	Function	Lease Expiration Year
Manitowoc, WI	Full-service banking location	2030
Appleton, WI	Full-service banking location	2021
Darlington, WI	Loan production office	2021
Eau Claire, WI	Loan production office	2022
Fond du Lac, WI	Loan production office	2021
Sheboygan, WI	Loan production office	2024

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We are not presently party to, nor is any of our property the subject of, any legal proceedings, other than ordinary routine litigation incidental to our business, the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results, or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Market under the ticker symbol “ICBK.”

Holders

We had approximately 270 shareholders of record at March 1, 2021.  The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We pay quarterly dividends on our common stock, and in 2020, our board of directors declared dividends totaling $0.31 per share.  On February 16, 2021, our Board of Directors declared a quarterly dividend totaling $0.10 per share for shareholders of record as of March 5, 2021, payable on March 19, 2021.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1 - 31, 2020	18,230	$19.68	18,230	191,355
November 1 - 30, 2020	42,489	25.15	42,489	148,866
December 1 - 31, 2020	46,718	22.16	46,718	102,148

On January 29, 2020, the Company announced that its board of directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 673,000 shares of the Company’s outstanding common stock through January 23, 2023. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions, including pursuant to a Rule 10b5-1 plan, all as effected to the extent permitted by applicable law, including pursuant to the safe harbor provided under Rule 10b-18 of the Exchange Act. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements.  As of December 31, 2020, 570,842 shares of common stock had been repurchased through the program.  On February 16, 2021, the Company’s board of directors extended the stock purchase program, which authorizes the Company to repurchase an additional 609,000 shares of its common stock through February 16, 2024.

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

Significant Developments – Impact of COVID-19

The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the year ended December 31, 2020, and has had a complex and significant adverse impact on the economy, and the banking industry, and is expected to continue to adversely impact the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Wisconsin, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020.  The Wisconsin Governor ordered, effective March 25, 2020, that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities, but the order was rescinded by the Wisconsin Supreme Court on May 13, 2020. Since May 13, 2020, businesses and social gatherings have been reopening based on local ordinances in a phased-in approach, subject to public health reopening guidelines, including social distancing, and limitations on capacity.  These limitations have had an impact on the economy of and our customers located in Wisconsin.

The Bank and its drive through windows have remained open because banks were deemed essential businesses, however lobbies were closed from March 18, 2020 to until they reopened to the public on June 22, 2020.  Effective October 13, 2020, the Bank closed its branch lobbies to drop-in customer traffic and allowed access to branch lobbies by appointment only. The Bank is serving its customers through its drive through and night deposit services and digital banking platforms. Based on the current environment, it is unclear how communities in Wisconsin will change, relax, or impose new stay-at-home and social distancing policies, and how that will impact the economy and our customers.

Across the United States, as a result of the curtailment of business activities since March, many states have experienced a dramatic increase in unemployment levels. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Wisconsin (on a seasonally adjusted basis) increased from 3.1% in March 2020 to its highest point of 13.6% in April 2020, and subsequently decreased to 5.5% in December 2020 (based on preliminary numbers).

Policy and Regulatory Developments.  Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 – 0.25%.
•

The FDIC and the Federal Reserve, in consultation with state financial regulators, issued a revision to the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on March 22, 2020. The revised interagency statement encourages financial institutions to work constructively with borrowers impacted by COVID-19, provides additional information regarding loan modifications, and clarifies the interaction between the interagency statement and related relief provided by the CARES Act.  The Statement provides guidance on handling payment modification requests for impacted borrowers without triggering TDR classifications, by allowing up to 6-months of payment deferrals or interest only to assist our customers at this time.  Between March 31, 2020 and December31, 2020, we processed 184 customer payment modification requests for customers who had loan balances of $200.4 million, and at December 31, 2020, 24 customers remained on payment relief with loan balances totaling $16.8 million, an improvement of 83.3% since September 30, 2020.

•

On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP.  The Bank participates as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized in April 2020.  In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding, and Congress is in the process of negotiating additional stimulus bills and other actions in response to COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.  In addition, the CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act (a part of the Consolidated Appropriations Act, 2021), also provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

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

•	In addition to the policy responses described above, management expects other COVID-19 relief programs to be enacted in 2021 at federal, state, and local levels.

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

Our Response.  We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

The FDIC and the Board of Governors of the Federal Reserve System, in consultation with state financial regulators, issued a revision to the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on March 22, 2020. The revised interagency statement encourages financial institutions to work constructively with borrowers impacted by COVID-19, provides additional information regarding loan modifications, and clarifies the interaction between the interagency statement and related relief provided by the CARES Act.  The Statement provides guidance on handling payment modification requests for impacted borrowers without triggering TDR classifications, by allowing up to 6-months of payment deferrals or interest only to assist our customers at this time.  Between March 31, 2020 and December31, 2020, we processed 184 customer payment modification requests for customers who had loan balances of $200.4 million, and at December 31, 2020, 24 customers remained on payment relief with loan balances totaling $16.8 million, an improvement of 83.3% since September 30, 2020.

•

Management had already made investments in the Company’s digital banking operations over the past several years.  Management has expanded the use of digital signatures for documents as well as videoconferencing in response to COVID-19.

•

Management established a Pandemic Planning Task Force that met frequently on a scheduled basis and on an as-needed basis, and will continue to do so until deemed not necessary.  The Bank’s Senior Leadership Committee also met regularly in response to COVID-19.

•

In 2020, he Bank processed 904 loan applications during the first round of PPP totaling $106.2 million through the SBA.  These loans are being funded through $99.7 million of borrowings from the Federal Reserve PPP Liquidity Facility so as not to reduce the Bank’s available liquidity.  As of December 31, 2020, there were $37.8 million in PPP loans outstanding.  We are currently working with PPP borrowers to help them through the process of forgiveness of their PPP loans.

•	During the second round of PPP, which began funding January 13, 2021, the Bank has processed 283 loan applications totaling $25.9 million through February 28, 2021.
•

Approximately 80% of the Bank’s employees worked remotely as of December 31, 2020.  In our branch network, the drive throughs have been open and our lobbies are open by appointment.  Our lobbies reopened to walk-in customer traffic on March 1, 2021.

•

In January 2020, we announced a stock repurchase plan of up to 673,000 shares effective until January 23, 2023.  As of December 31, 2020, we had repurchased 570,852 shares through the plan.  In February 2021, we announced that we have extended our common stock repurchase plan to include an additional 609,000 shares through February 16, 2024, and have no plans to suspend our common stock dividend.  The Board and management will continue to evaluate our capital plans as our credit metrics and capital levels change.  In addition, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Executive Overview

We are the holding company for Investors Community Bank, which is headquartered in Manitowoc, Wisconsin. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest we pay on interest-bearing liabilities, such as deposits. We generate most of our revenue from interest on loans and investments and loan servicing fees. Our loan portfolio consists of a mix of agricultural, commercial real estate, commercial, residential real estate and installment and consumer loans. Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance through various metrics, including our net income, net interest margin, efficiency ratio, return on average assets, return on average common shareholders’ equity, earnings per share, and non-performing assets to total assets. We must also maintain appropriate regulatory leverage and risk-based capital ratios. The following table sets forth the key financial metrics we use to measure our performance.

	As of or For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data)
Net income	$5,479	$16,452	$14,251
Net interest margin	2.68%	2.93%	2.91%
Efficiency ratio (1)	66.09%	57.49%	54.42%
Return on average assets	0.38%	1.13%	0.96%
Return on average shareholders' equity	3.22%	10.10%	9.50%
Return on average common shareholders' equity (1)	3.15%	10.31%	9.74%
Basic earnings per share	$0.79	$2.37	$2.06
Diluted earnings per share	$0.79	$2.36	$2.04
Non-performing assets to total assets (2)	2.90%	2.65%	1.94%
Adverse classified coverage (1)	39.43%	39.85%	57.12%
Dividend payout ratio	39.24%	8.47%	13.73%
Equity to assets ratio	11.67%	12.46%	10.00%

(1)	This measure is not recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See below for a reconciliation of this measure to its most directly comparable GAAP measure.
(2)	Non-performing assets consist of nonaccrual loans and other real estate owned.
	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation (3):
Non-interest expense	$39,645	$32,684	$28,283
Less: goodwill impairment	(5,038)	—	—
Less: historical tax credit investment impairment	—	(1,149)	—
Less: net gain on sales and write-downs of OREO	(1,195)	(586)	(642)
Adjusted non-interest expense (non-GAAP)	$33,412	$30,949	$27,641

Net interest income	$36,976	$40,782	$41,955
Non-interest income	14,250	13,393	8,833
Net gain on sales of securities	(671)	(341)	—
Operating revenue	$50,555	$53,834	$50,788
Efficiency ratio	66.09%	57.49%	54.42%
(3)

In our judgment, the adjustments made to non-interest expense allow investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	For the Year Ended December 31,
	2020	2019	2018
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation (1):
Return on average common shareholders' equity
Return on average shareholders' equity	3.22%	10.10%	9.50%
Effect of excluding average preferred shareholders' equity	(0.07)%	0.21%	(1.73)%
Return on average common shareholders' equity	3.15%	10.31%	7.77%
(1)	Management uses the return on average common shareholders’ equity to review our core operating results and our performance.
	December 31, 2020	December 31, 2019	December 31, 2018
	(dollars in thousands)
Adverse classified asset ratio (2):
Substandard loans	$87,370	$94,917	$120,887
Less: Non-impaired restructured loans	—	(8,925)	(5,078)
Net substandard loans	$87,370	$85,992	$115,809
Other real estate owned	1,077	5,521	6,568
Substandard unused commitments	4,049	2,849	1,625
Less: Substandard government guarantees	(8,960)	(7,892)	(7,111)
Total adverse classified assets (non-GAAP)	$83,536	$86,470	$116,891

Total equity (Bank)	$205,743	$204,240	$185,458
Accumulated other comprehensive loss (gain) on available for sale securities	(8,686)	(2,505)	2,221
Allowance for loan losses	14,808	15,267	16,505
Allowance for unused commitments	—	—	475
Adjusted total equity (non-GAAP)	$211,865	$217,002	$204,659
Adverse classified asset ratio	39.43%	39.85%	57.12%
(2)	The adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our consolidated financial statements included in Item 8 of this Form 10-K. Those significant accounting policies that we consider to be most critical are described below. Our policies with respect to the methodology for the determination of goodwill, allowance for loan losses, loan servicing rights, fair value of financial instruments, and deferred tax assets involve a degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact our results of operations. These critical policies and their application are reviewed with the board of directors annually and prior to any change in policy.

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

During the first quarter of 2020, goodwill was evaluated for impairment due to economic disruption and unknown growth and credit risk related to the COVID-19 pandemic.  Three valuation models were weighted and evaluated: discounted cash flow model (60%), guideline public company method (30%) and transaction method (10%).  The transaction method was weighted the lowest as the identified transactions happened prior to the COVID-19 pandemic and could not be relied upon as comparable values as of March 31, 2020.  More weighting was put toward cash flows as management believes the value of the Company is tied to overall earnings.  For the discounted cash flow method, the analysis discounted projected earnings by 14.5% based on an evaluation of required returns for similar public companies. adjusted for an expected size and company-specific premium.  Through this evaluation, it was determined that as of March 31, 2020, the fair value of the Company did not exceed the current carrying value by an amount in excess of the carrying amount of the goodwill; therefore, the goodwill was deemed to be fully impaired.  Goodwill was $5.0 million at December 31, 2019 and $0 at December 31, 2020 as a result of the impairment.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects our earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of all or some of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of probable incurred losses in the loan portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to, detailed reviews of individual loans, historical and current trends in loan charge-offs for the various portfolio segments evaluated, the level of the allowance in relation to total loans and to historical loss levels, levels and trends in non-performing and past due loans, volume and migratory direction of adversely graded loans, and management’s assessment of economic conditions. In addition, at December 31, 2020, we included a qualitative factor for industries that are at a higher risk to be affected by the COVID-19 pandemic.  Our board of directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

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

We periodically refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us.  The allowance for loan losses was $14.8 million and $15.3 million at December 31, 2020 and 2019, respectively.

Other Real Estate Owned

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, independent valuations are performed annually, and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense. Costs related to the development and improvement of other real estate owned is capitalized.  Other real estate owned was $1.1 million and $5.5 million at December 31, 2020 and 2019, respectively.

Loan Servicing Rights

Loan servicing rights are recognized as separate assets when rights are acquired through the sale of financial assets. Servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  As of January 1, 2020, the Company elected to make an accounting principle change for the valuation of the loan servicing rights from amortized cost to fair market value.  At December 31, 2019, loan servicing rights were $12.5 million, and the adoption of this change was recorded through a cumulative effect adjustment to retained earnings as of January 1, 2020, of $2.5 million.

Under the fair value method, the value of the asset is based on a discounted cash flow model. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, ancillary income, and run-off rates. These variables change from quarter-to-quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the servicing right and may result in a reduction to non-interest income.  Loan servicing rights were $18.4 million at December 31, 2020.

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

JOBS Act Transition Period

The Jumpstart Our Business Startups (JOBS) Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Emerging growth companies can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We had elected to avail ourselves of this extended transition period.  The Company no longer qualifies as an emerging growth company as of December 31, 2020.

Comparison of Financial Condition at December 31, 2020 and 2019

Total Assets.  Total assets increased $93.6 million, or 6.8%, from $1.4 billion at December 31, 2019 to $1.5 billion at December 31, 2020.  The increase was primarily the result of purchases of securities available for sale due to excess liquidity and stimulus funds.

Net Loans.  Net loans decreased by $39.0 million, or 3.8%, to $1.0 billion at December 31, 2020.  The decrease was primarily the result of increased paydowns which was the result of customers deploying excess stimulus funds.  At December 31, 2020, $37.8 million of PPP loans was included in commercial loans.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$606,881	60.9%	$659,725	63.7%	$724,508	60.0%	$686,430	59.7%	$624,632	60.6%
Commercial real estate loans	235,969	23.7%	235,936	22.8%	299,212	24.8%	292,704	25.5%	270,475	26.3%
Commercial loans	115,087	11.6%	95,787	9.3%	116,460	9.7%	114,332	10.0%	89,944	8.7%
Residential real estate loans	38,084	3.8%	43,958	4.2%	66,843	5.5%	55,138	4.8%	45,276	4.4%
Installment and consumer other	264	0.0%	367	0.0%	272	0.0%	347	0.0%	159	0.0%
Total gross loans	$996,285	100.0%	$1,035,773	100.0%	$1,207,295	100.0%	$1,148,951	100.0%	$1,030,486	100.0%
Allowance for loan losses	(14,808)		(15,267)		(16,505)		(13,247)		(12,645)
Net Loans	$981,477		$1,020,506		$1,190,790		$1,135,704		$1,017,841

Loan Servicing.  As part of our growth and risk management strategy, we have actively developed a loan participation and loan sales network. Our ability to sell loan participations and whole loans benefits us by freeing up capital and funding to lend to new customers as well as to increase non-interest income through the recognition of loan sale and servicing revenue. Because we continue to service these loans, we are able to maintain a relationship with the customer. Additionally, we receive a servicing fee that offsets the cost of administering the loan, while maintaining the customer relationship.

The loan servicing portfolio is shown below:

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Total loans:	$996,285	$1,035,773	$1,207,295	$1,148,951	$1,030,486
Less: Non-qualified loan sales included below	(152)	(794)	(827)	(1,258)	(1,963)
Loans serviced:
Agricultural	758,809	692,071	623,725	575,328	562,843
Commercial	6,367	8,318	1,700	3,236	3,083
Commercial real estate	45,245	44,676	35,832	22,102	11,038
Residential real estate	2,139	6,673	—	—	—
Total loans serviced	812,560	751,738	661,257	600,666	576,964
Total loans and loans serviced	$1,808,693	$1,786,717	$1,867,725	$1,748,359	$1,605,487

Loan Maturity. The following table sets forth certain information at December 31, 2020 regarding scheduled contractual maturities of loans during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	As of December 31, 2020
	Due In One Year or Less	More Than One Year to Five Years	Due After Five Years	Total
	(dollars in thousands)
By Loan Portfolio Class:
Agricultural	$352,385	$194,986	$59,510	$606,881
Commercial real estate	24,134	120,873	90,962	235,969
Commercial	34,907	66,093	14,087	115,087
Residential real estate	4,994	20,492	12,598	38,084
Installment and consumer other	262	—	2	264
Total loans	$416,682	$402,444	$177,159	$996,285
By Interest Rate Type:
Fixed	$217,054	$347,539	$90,142	$654,735
Adjustable loans at floor	160,338	20,710	12,287	193,335
Adjustable	39,290	34,195	74,730	148,215
Total loans	$416,682	$402,444	$177,159	$996,285

Securities. Our securities portfolio is predominately composed of investment grade municipal securities, mortgage-backed securities, U.S. government and agency securities, corporate bonds, and asset-backed securities. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased by $194.2 million, or 122.3%, from $158.7 million at December 31, 2019 to $352.9 million at December 31, 2020, due primarily to the purchase of $247.2 million of securities due to excess liquidity which was partially offset by $25.7 million of normal maturities and paydowns.  For the year ended December 31, 2020, the Company sold $35.5 million of securities which resulted in a gain of $0.7 million.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale:
Municipal securities	$149,203	$153,654	$—	$—	$34,985	$34,520
Mortgage-backed securities	127,804	135,378	149,302	152,769	157,147	154,603
U.S. government and agency securities	14,745	14,593	3,490	3,458	4,368	4,331
U.S. treasury securities	—	—	2,499	2,506	2,497	2,491
Corporate bonds	32,500	32,511	—	—	—	—
Asset-backed securities	16,664	16,718	—	—	—	—
Total available for sale	$340,916	$352,854	$155,291	$158,733	$198,997	$195,945

At December 31, 2020 and 2019, we had no investments in a single company or entity (other than the U.S. government or an agency of the U.S. government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2020. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below.

	December 31, 2020
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Municipal securities	$—	—	$—	—	$8,779	1.95%	$140,424	2.25%	$149,203	2.23%
Mortgage-backed securities	—	—	19,328	2.73%	8,179	1.59%	100,297	2.78%	127,804	2.70%
U.S. government and agency securities	—	—	—	—	14,745	1.23%	—	—	14,745	1.23%
U.S. treasury securities	—	—	—	—	—	—	—	—	—	0.00%
Corporate bonds	—	—	—	—	31,500	4.66%	1,000	4.50%	32,500	4.65%
Asset-backed securities	—	—	—	—	—	—	16,664	0.99%	16,664	0.99%
Total	$—	—	$19,328	2.73%	$63,203	3.09%	$258,385	2.38%	$340,916	2.48%

Deposits.  Deposits decreased $60.6 million, or 5.5%, from $1.1 billion at December 31, 2019 to $1.0 billion at December 31, 2020.  The changes in our deposit balance mix below reflect our long-term strategy focus on customer relationships in order to secure less volatile and less costly funding and reduce our reliance on wholesale funding (e.g. national time deposits, brokered deposits, and FHLB advances).  Client deposits (demand deposits, money market accounts, certificates of deposit, NOW accounts, and interest checking) increased $80.4 million, or 9.6%, from December 31, 2019 to December 31, 2020, which allowed us to decrease our reliance on wholesale funding deposits by $141.0 million, or 53.1%.

	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Certificates of deposit	$304,580	29.2%	$375,100	34.0%	$356,484	29.2%
National time deposits	44,347	4.3%	99,485	9.0%	160,445	13.1%
Brokered deposits	80,456	7.7%	166,340	15.1%	308,504	25.2%
Money market accounts	344,250	33.1%	247,828	22.5%	218,929	17.9%
Demand, noninterest-bearing	163,202	15.7%	138,489	12.6%	121,436	9.9%
NOW accounts and interest checking	96,624	9.3%	67,805	6.2%	51,779	4.2%
Savings	7,367	0.7%	6,395	0.6%	5,770	0.5%
Total deposits	$1,040,826	100.0%	$1,101,442	100.0%	$1,223,347	100.0%

The following tables set forth the average balances and weighted average rates of our deposit products for the periods indicated.

	For the Year Ended December 31,
	2020			2019
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Certificates of deposit	$405,784	38.4%	2.22%	$514,825	44.1%	2.41%
Brokered deposits	129,465	12.3%	1.82%	244,226	20.9%	2.03%
Money market accounts	293,272	27.8%	0.63%	236,218	20.3%	1.55%
Demand, noninterest-bearing	141,090	13.4%	—	108,356	9.3%	—
NOW accounts and interest checking	74,571	7.1%	0.31%	53,311	4.6%	0.77%
Savings	11,970	1.1%	0.13%	9,181	0.8%	0.20%
Total deposits	$1,056,152	100.0%	1.27%	$1,166,117	100.0%	1.84%

	For the Year Ended December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Certificates of deposit	$505,118	42.6%	1.90%	$419,918	41.8%	1.12%
Brokered deposits	315,378	26.6%	1.78%	241,866	24.1%	1.09%
Money market accounts	208,567	17.6%	1.30%	190,740	19.0%	0.49%
Demand, noninterest-bearing	100,819	8.5%	—	96,172	9.6%	—
NOW accounts and interest checking	49,610	4.2%	0.64%	49,124	4.9%	0.36%
Savings	5,965	0.5%	0.26%	5,987	0.6%	0.13%
Total deposits	$1,185,457	100.0%	1.57%	$1,003,807	100.0%	0.85%

	For the Year Ended December 31,
	2016
	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Certificates of deposit	$361,944	43.5%	1.34%
Brokered deposits	184,179	22.1%	1.29%
Money market accounts	157,076	18.9%	0.51%
Demand, noninterest-bearing	85,199	10.2%	—
NOW accounts and interest checking	37,322	4.5%	0.44%
Savings	6,567	0.8%	0.23%
Total deposits	$832,287	100.0%	0.98%

The following table sets forth the maturity of time deposits of $100,000 or more, including brokered time deposits, as of the date indicated.

December 31, 2020
(dollars in thousands)
3 months or less	$97,287
Over 3 through 6 months	34,789
Over 6 months through 12 months	33,451
Over 12 months	113,358
Total	$278,885

Borrowings. The Bank had fixed rate advances outstanding from the FHLB-Chicago in the amount of $129.0 million and $44.4 million on December 31, 2020 and 2019, respectively. The terms of security agreements with the FHLB require the Bank to pledge collateral for such borrowings consisting of qualifying first mortgage loans, certain securities available for sale, and stock in the FHLB. At December 31, 2020, we had $29.0 million of overnight advances with FHLB that is included in the total amount outstanding.  We did not have overnight advances with the FHLB at December 31, 2019.  Advances from the FHLB in 2020 were issued at a weighted average rate of 60 basis points, which management believed helped reduce the Bank’s interest rate risk and lowered its cost of funds.

During 2020, the Company largely funded the PPP loans it originated through the Federal Reserve’s PPP Liquidity Facility, which allowed for 12-month advances collateralized by PPP loans at an interest rate of 0.35%.  The balance of these advances was $47.5 million at December 31, 2020 and was secured by PPP loans of the same amount.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as we maintain effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in our loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At December 31, 2020 and 2019, the amounts of these borrowings were $0.2 million and $0.8 million, respectively.

Also included in other borrowings is the financing lease for our full-service banking location in Manitowoc, Wisconsin.  This branch location was owned by the Bank and was sold to a third party in March 2020.  The Bank is leasing back a portion of the building for its full-service branch.  Under the terms of the current lease which began on March 2, 2020, the Company is obligated to pay monthly rent of $16 thousand with an initial lease term of ten years with two renewal option of five years each.  As of December 31, 2020, the liability remaining under the financing lease was $1.3 million.  There was no financing lease obligation as of December 31, 2019.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
FHLB Advances:
Balance at end of period	$129,000	$44,400	$89,400
Average outstanding during the period	86,644	66,022	105,218
Maximum outstanding at any month-end	129,000	100,400	155,500
Weighted average interest rate during the period	1.32%	1.98%	1.67%
Weighted average interest rate at end of period	0.87%	1.90%	1.89%

Other Borrowings:
Balance at end of period	$49,006	$794	$827
Average outstanding during the period	61,483	800	1,027
Maximum outstanding at any month-end	93,709	1,412	1,278
Weighted average interest rate during the period	0.42%	4.60%	4.81%
Weighted average interest rate at end of period	0.39%	4.51%	4.51%

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

Net Income.  Net income decreased $11.0 million, or 66.7%, for the year ended December 31, 2020 from the year ended December 31, 2019, which represented earnings per share in 2020 of $0.79 (basic and diluted).  The decrease in net income was primarily related to a $5.0 million impairment of goodwill which took place during the first quarter of 2020, the decrease in net interest income of $3.8 million which was the result of shrinking the loan portfolio in part through additional loan paydowns that were a result of excess stimulus funds, and an increase in provision for loan losses of $2.6 million compared to 2019.  The decrease in net interest income was partially offset by a $0.9 million increase in non-interest income as a result of increased loan and loan participations sold on the secondary market as discussed above.  Non-interest expense increased by $7.0 million in 2020 primarily due to goodwill impairment discussed above and increased employee compensation and benefits related to a 8.8% increase in headcount.

Interest Income. Total interest and dividend income decreased by $10.9 million, or 16.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as the result of the decrease in average loan yield by 63 basis points to 4.60% for the year ended December 31, 2020 compared to the year ended December 31, 2019.  This margin compression can be attributed to the overall mix of interest-bearing assets.  Average loans decreased by $140.6 million year over year, while investment securities increased by $78.1 million over the same period. The increased concentration to the investment portfolio, which yielded 2.45%, contributed to the margin compression when compared to the loan portfolio which yielded 4.60%. It should be noted investment portfolio growth was a strategic move to deploy additional balances from low yielding interest bearing deposits at other banks.

The erosion of loan yield was due to the decline in federal funds target rates and market-driven drop in rates.  At December 31, 2019, 36.1% of our loan portfolio were variable rate loans tied to the Wall Street Journal’s Prime rate or LIBOR and 31.4% of the loan portfolio were fixed rate loans that were set to mature in 2020; meaning that 67.5% of our total loan portfolio repriced during the pandemic.  The PPP loans and related fees partially offset this erosion by accreting 10 basis points to the loan yield.

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2020
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Loans excluding PPP (2)	$1,193,254	$58,706	4.92%	$1,001,973	$45,093	4.50%
PPP Loans (3)	—	—	—	60,629	3,813	6.29%
Total Loans	$1,193,254	$58,706	4.92%	$1,062,602	$48,906	4.60%

Other borrowings	$1,027	$50	4.81%	$1,919	$53	2.74%
PPPLF Advances	—	—	—	59,564	208	0.35%
Total other borrowings	$1,027	$50	4.81%	$61,483	$261	0.42%
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccrual loan balances, and interest received on such loans.
(3)	Includes loan fee income and interest received on such loans.

Interest Expense. Total interest expense for the year ended December 31, 2020 decreased by $7.1 million, or 27.6%, to $18.5 million from $25.6 million for the year ended December 31, 2019.  The decrease was primarily due to the market-driven drop in interest rates.  In addition, part of our long-term strategy is to attract and retain more transactional deposit accounts which carry lower rates than time deposits.  The average balance of non-interest-bearing accounts increased by $32.7 million, or 30.2%, from the year ended December 31, 2019, and the average balance of interest-bearing transaction accounts (savings, NOW, money market, and interest checking) increased $63.5 million, or 20.1%, while the average balance of time deposits decreased by $206.2 million, or 27.8%, from 2019 to 2020.  The combined effect reduced our average cost of funds by 56 basis points to 1.47% for the year ended December 31, 2020.

Net Interest Income.  Net interest income for the year ended December 31, 2020 decreased $3.8 million, or 9.3%, to $37.0 million compared to the year ended December 31, 2019.

Our average interest-earning assets decreased by $13.9 million, or 1.0%, to $1.4 billion for the year ended December 31, 2020 compared to the same period of 2019.  Our interest rate spread decreased to 2.37% for the year ended December 31, 2020 from 2.58% for the year ended December 31, 2019. Our net interest margin decreased to 2.68% for the year ended December 31, 2020 from 2.93% for the year ended December 31, 2019. The decrease in our interest rate spread reflects yields of interest-earning assets changing in response to target federal funds interest rate cuts quicker than rates on interest-bearing liabilities.

Provision for Loan Losses.  Based on our analysis of the components of the allowance for loan losses described in “Allowance for Loan Losses” below, we recorded a provision for loan losses of $3.0 million for the year ended December 31, 2020, compared to $0.4 million for the year ended December 31, 2019, primarily as the result of net charge-offs of $3.4 million of specific reserves which negatively impacted our general reserves tied to loss history by $0.7 million and an increase in existing qualitative factors.  In addition, at December 31, 2020, we had an additional qualitative factor of $0.6 million for industries that are at a greater risk of being affected by the COVID-19 pandemic.

For the year ended December 31, 2020, we charged-off $3.5 million in loans, compared to $3.9 million the year ended December 31, 2019, and recovered previously charged-off loans of $0.1 million and $2.3 million for the same periods, respectively.  The total allowance for loan losses was $14.8 million, or 1.49% of total loans, and $15.3 million, or 1.47% of total loans, at December 31, 2020 and 2019, respectively.  Total non-performing loans, excluding performing troubled debt restructurings, were $41.6 million and $31.0 million at December 31, 2020 and 2019, respectively.  This $10.6 million increase was primarily the result $8.7 million in loans from of one agricultural customer that migrated to non-accrual status during the year.

Non-Interest Income.  Non-interest income increased by $0.9 million, or 6.4%, to $14.3 million for the year ended December 31, 2020 compared to $13.4 million for the same period of 2019.  The primary factors contributing to the fluctuation in non-interest income were the Bank’s volume and activity in loan servicing fees and loan servicing rights income and the gain on the sale of securities. For the year ended December 31, 2020, loan servicing fees and recognition of loan servicing rights increased to $10.3 million from $10.0 million for the year ended December 31, 2019, as a result of a $60.9 million increase in loans sold and serviced from $751.7 million at December 31, 2019 to $812.6 million at December 31, 2020.  For the year ended December 31, 2020, $34.8 million in securities were sold at a gain of $0.7 million compared to gain of $0.3 million on $29.0 million of securities sold for the year ended December 31, 2019 which is included in “other” non-interest income.

Non-Interest Expense.  Non-interest expense increased $7.0 million, or 21.3%, to $39.6 million for the year ended December 31, 2020, compared $32.7 million for the same period of 2019, primarily as the result of goodwill impairment of $5.0 million that took place during the first quarter of 2020.  In addition, employee compensation and benefits increased by $2.2 million related to a 13.9% increase in headcount.

Income Taxes. Income tax expense for the year ended December 31, 2020 was $3.1 million compared to $4.6 million for the year ended December 31, 2019.  The effective tax rates as a percent of pre-tax income were approximately 36% and 22% for the years ended December 31, 2020 and 2019, respectively.  The increase in the effective tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily the result of the non-deductibility of the goodwill impairment for tax purposes.  In addition, the Company’s recognized a one-time tax credit of $1.4 million in 2019 for its investment in a historic tax credit partnership.

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

	For the Year Ended December 31,
	2020			2019			2018
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$253,249	$6,271	2.48%	$172,500	$4,843	2.81%	$169,302	$4,425	2.61%
Loans (2)	1,062,602	48,906	4.60%	1,142,551	59,706	5.23%	1,193,254	58,706	4.92%
Interest bearing deposits due from other banks	63,770	298	0.47%	78,517	1,783	2.27%	77,545	1,086	1.40%
Total interest-earning assets	$1,379,621	$55,475	4.02%	$1,393,568	$66,332	4.76%	$1,440,101	$64,217	4.46%
Allowance for loan losses	(17,596)			(16,460)			(15,037)
Other assets	86,025			77,444			59,291
Total assets	$1,448,050			$1,454,552			$1,484,355

Liabilities
Savings, NOW, money market, interest checking	$379,812	$2,099	0.55%	$316,278	$4,582	1.45%	$282,746	$3,398	1.20%
Time deposits	535,250	11,364	2.12%	741,483	16,875	2.28%	801,892	15,251	1.90%
Total interest-bearing deposits	$915,062	$13,463	1.47%	$1,057,761	$21,457	2.03%	$1,084,638	$18,649	1.72%
Other borrowings	61,483	261	0.42%	913	43	4.71%	1,027	50	4.81%
FHLB advances	86,644	1,144	1.32%	66,022	1,307	1.98%	105,218	1,759	1.67%
Subordinated debentures	55,789	3,631	6.51%	44,781	2,743	6.13%	32,721	1,804	5.51%
Total interest-bearing liabilities	$1,118,978	$18,499	1.65%	$1,169,477	$25,550	2.18%	$1,223,604	$22,262	1.82%
Non-interest bearing deposits	141,090			108,356			100,819
Other liabilities	17,680			13,796			9,883
Total liabilities	1,277,748			1,291,629			1,334,306

Shareholders' equity	170,302			162,923			150,049
Total liabilities and equity	$1,448,050			$1,454,552			$1,484,355
Net interest income		36,976			40,782			41,955
Interest rate spread (3)			2.37%			2.58%			2.64%
Net interest margin (4)			2.68%			2.93%			2.91%
Ratio of interest-earning assets to interest-bearing liabilities	1.23			1.19			1.18
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccrual loan balances and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2020 v. 2019			Year Ended December 31, 2019 v. 2018
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Income:
Investment securities	$1,909	$(481)	$1,428	$85	$333	$418
Loans	(3,994)	(6,806)	(10,800)	(2,160)	3,160	1,000
Federal funds sold and interest-bearing deposits with banks	(284)	(1,201)	(1,485)	14	683	697
Total interest income	(2,369)	(8,488)	(10,857)	(2,061)	4,176	2,115
Interest Expense:
Savings, NOW, money market and interest checking	$1,194	$(3,677)	$(2,483)	$433	$751	$1,184
Time deposits	(4,440)	(1,071)	(5,511)	(1,009)	2,633	1,624
Other borrowings	221	(3)	218	(5)	(1)	(6)
FHLB advances	2,461	(2,624)	(163)	(894)	441	(453)
Subordinated debentures	708	180	888	722	217	939
Total interest expense	$144	$(7,195)	$(7,051)	$(753)	$4,041	$3,288
Net interest income	$(2,513)	$(1,293)	$(3,806)	$(1,308)	$135	$(1,173)

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

Credit Risk Management. Our strategy for credit risk management focuses on having a layered approach to risk involving risk-taking, risk monitoring, and risk mitigation. In our target markets, we field an experienced lending staff supported by a centralized, robust risk management infrastructure working under well-defined credit policies and rigorous underwriting criteria. We have developed portfolio strategies and controls that are conducive to the development of a diversified loan portfolio including a variety of exposure control limits on different portfolio segments and have established an internal lending limit that is substantially below our legal lending limit. Regular total portfolio and loan level monitoring ensures timely risk recognition, provides early warning of potential problems and allows prompt attention to potential problem loans. This strategy emphasizes generally conservative loan-to-value ratios and full recourse to guarantors with substantial net worth on credit exposures. In addition to our portfolio monitoring practices, we have a comprehensive loan review system; loans with total exposure in excess of $1.0 million are reviewed internally on an annual basis and external resources are engaged to review at least 30% of portfolio exposure annually. Formal management quarterly problem loan reviews include assessment of risk ratings and loan collateral valuation in order to identify impaired loans.

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

The Bank mitigates risk through the direct receipt of milk assignments from agricultural customers.  This practice protects our revenue and ensures that we are actively monitoring the customers’ excess funds and collateral coverages.  As of December 31, 2020, 0.9% of total loans were delinquent 90 days or more.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell.  Upon acquiring a property, the Bank engages an independent third-party realtor to assist in marketing and selling the property. Management reviews all OREO on a quarterly basis and makes adjustments to listing prices and marketing strategies as deemed appropriate.  On an annual basis all OREO properties are re-appraised by independent third-party appraisers.  Any holding costs and declines in fair value after acquisition of the property result in charges to non-interest expense.

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

Volatility in milk prices is a normal aspect of the dairy business.  The dairy industry continues to recover from the long-term sustained slump in milk prices that occurred from 2014 to 2018.  During such time, Class III milk prices bottomed out at $12.76 cwt in May 2016.  The Wisconsin dairy economy began to recover slightly, and the Class III prices started to stabilize averaging $16.17 for the year ended December 31, 2017.  However, in 2018, Class III milk prices declined again averaging $14.61 cwt for the year ending December 31, 2018.  During 2019, Class III milk prices rebounded with an average price of $17.23 cwt.  In March 2020 at the outbreak of the COVID-19 pandemic,  Class III milk prices dropped quickly to $12.14 cwt in May 2020; however, after the initial shock of the pandemic, the dairy industry rebounded with Class III prices averaging $20.24 cwt in the latter half of 2020.  The amount a farm actually receives is increased by the amount of fat, protein and other valuable components of the milk sold.

Since milk prices ebb and flow, certain farmers may be adversely impacted by sustained periods of lower prices.  We continue to focus on breakeven analysis to help our dairy customers keep their cost and production metrics inline.    We are encouraged by the 2021 future prices of Class III milk which are averaging almost $18.00 cwt, which is above most of our dairy customers’ estimated breakeven point, and we anticipate several upgrades to our dairy portfolio as we begin the 2020 annual review process.  Since its formation in 1997, the Bank has worked with distressed customers to work through several economic cycles, and in doing so has experienced less than $6.0 million of agricultural related charge-offs.

The following table provides information with respect to our non-performing assets, as well as troubled debt restructured loans and loans 90 days or more past due and still accruing at the dates indicated.

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Nonaccrual loans:
Agricultural loans	$35,067	$26,415	$19,173	$7,653	$12,323
Commercial loans	405	1,818	1,773	1,757	3,376
Commercial real estate loans	6,093	2,673	2,037	2,149	4,340
Residential real estate loans	59	62	—	—	68
Total nonaccrual loans	$41,624	$30,968	$22,983	$11,559	$20,107
Other real estate owned (1)	1,077	5,521	6,568	4,564	2,763
Total non-performing assets (2)	$42,701	$36,489	$29,551	$16,123	$22,870
Loans 90+ days past due and still accruing	—	—	—	—	—
Performing troubled debt restructured loans	18,592	21,784	19,389	9,019	4,300
Total non-performing assets and performing troubled debt restructurings	$61,293	$58,273	$48,940	$25,142	$27,170
Non-performing loans to total loans	4.18%	2.99%	1.90%	1.01%	1.95%
Non-performing loans and loans past due 90 days and still accruing to total loans	4.18%	2.99%	1.90%	1.01%	1.95%
Non-performing assets to total assets (2)(3)	2.90%	2.65%	1.94%	1.15%	1.84%
Total non-performing assets and performing troubled debt restructurings to total assets	4.16%	4.23%	3.22%	1.80%	2.19%
(1)	2017 and 2016 include $0.4 million of bank property transferred from premises and equipment to OREO which is not considered a non-performing asset and is not reflected in this table.
(2)	Non-performing assets are defined as nonaccrual loans plus OREO.
(3)	Loans are presented before allowance for loan losses and do not include deferred loan origination costs (fees).

Total nonaccrual loans increased by $10.6 million to $41.6 million at December 31, 2020 primarily due to one agricultural customer with $8.7 million in loans and commercial loans totaling $1.9 million migrating to non-accrual status.

The Bank actively manages its OREO portfolio.  As of December 31, 2020, OREO totaled $1.1 million compared to $5.5 million at December 31, 2019.  The decrease in OREO at December 31, 2020 compared to December 31, 2019, was the result of transferring one $0.8 million property to OREO which was offset by sales of $6.5 million of OREO and $1.5 million of write-downs of existing OREO properties.  We expect the balance of the OREO in our portfolio and the related expenses to decline as we continue to sell properties.

Performing troubled debt restructured loans decreased $3.2 million, or 14.7%, to $18.6 million at December 31, 2020.  The decrease was primarily the result of $6.5 million of loans within our agriculture portfolio that migrated to non-accrual status and normal pay-downs partially offset by the extension of an interest-only payment period to one commercial customer.

Section 4013 of the CARES Act, which was signed into law on March 27, 2020, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act (a part of the Consolidated Appropriations Act, 2021), allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the COVID-19 pandemic.  The Company has elected to implement Section 4103, and for the year ended December 31, 2020, the Company processed 184 requests with loan balances totaling $200.7 million.  At December 31, 2020, 24 customers with loan balances totaling $16.8 million, or 1.7% of total loans, were still participating in the payment deferral program.

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

“Special mention loans” show potential weakness that deserve the Bank’s management’s close attention.  If left uncorrected, the potential weaknesses may result in the further deterioration of the credit.  We have two categories of “substandard loans.”  “Substandard – performing” credits generally have a well-defined weakness; however, collateral coverage is adequate, the loans are not considered impaired, payments are being made, and the loans are on accrual status.  “Substandard – impaired” credits are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged. As such, they have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful loans” have all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  When management classifies a loan as substandard or doubtful, a specific allowance for probable and reasonably estimable loan losses is established.

The following table shows the aggregate amounts of our doubtful, substandard and special mention loans.

	As of December 31,
	2020	2019 (1)	2018 (1)	2017 (1)	2016 (1)
	(dollars in thousands)
Doubtful	$—	$—	$—	$—	$—
Substandard - impaired	46,950	36,218	28,236	11,845	24,122
Substandard - performing	40,420	49,774	87,573	70,309	28,903
Special mention	2,501	9,239	6,566	8,902	15,168
Total doubtful, substandard, and special mention loans	$89,871	$95,231	$122,375	$91,056	$68,193
(1)	Troubled debt restructurings are presented in their internal risk rating category rather than reclassified to substandard impaired. Prior years have been reclassified to reflect this change.

Other than as disclosed in the above tables, there are no other loans for which management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in the loan portfolio. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Loan losses are charged against the allowance when, in our judgment, the collectability of all or a portion of the loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance. We estimate the required amount of the allowance using a number of factors, including past loan loss experience, the nature of the portfolio, economic conditions, information about specific borrower situations, and estimated collateral values. We evaluate the adequacy of the allowance for loan losses on a quarterly basis, although we may increase the frequency of our reviews as necessary. When additional allowance for loan loss is necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the sufficiency of the allowance for loan losses consists of two components: a general component and a specific component relating to loans that are individually classified as impaired. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Our allowance for loan losses is comprised primarily of general reserves of $10.5 million with an amount of specific reserves totaling $4.3 million at December 31, 2020. This compares to general reserves of $9.7 million with an amount of specific reserves totaling $5.6 million at December 31, 2019.  There are no reserves allocated to PPP loans because they are guaranteed by the SBA.

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

Loans that have been downgraded to watch, special mention, or substandard-performing, but are not currently impaired, are considered to have a higher inherent risk of loss than pass rated loans. Management judgment is needed to estimate the additional risk of loss for these types of loans. Risk allocations on non-impaired special mention and substandard-performing loans reflect management’s assessment of the increased risk of loss associated with adversely graded loans. The allocated reserve for these loans is based upon management’s assessment of loss history and risk migration analysis.

Specific Component. The specific component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired. The allowance for each impaired loan is determined by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or, if the loan is collateral dependent, by the fair value of the collateral less estimated costs to sell.  Collateral valuations are supported by current appraisals, which are discounted by us based upon a liquidation scenario.  We identify a loan as impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. We consider a number of factors in determining impairment, including payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower.

Discussion of Allowance for Loan Losses. At December 31, 2020, our allowance for loan losses was $14.8 million, or 1.5% of loans and 35.6% of nonaccrual loans.  At December 31, 2019, our allowance for loan losses was $15.3 million, or 1.5% of loans and 49.3% of nonaccrual loans.  Nonaccrual loans at December 31, 2020 were $41.6 million, or 4.2% of loans, compared to $31.0 million, or 3.0% of loans, at December 31, 2019.

Many factors are evaluated in our analysis of the allowance for loan loss, including, economic and business conditions, portfolio concentrations, and our most recent historical loss experience. We anticipate we will continue making provisions to the allowance for loan losses to support growth in the loan portfolio in the near future, as circumstances warrant.

The allowance for loan losses is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following tables set forth the breakdown of the allowance for loan losses (ALL) by loan category at the dates indicated.

	As of December 31, 2020			As of December 31, 2019			As of December 31, 2018
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$10,859	73.33%	1.79%	$11,737	76.88%	1.78%	$12,258	74.27%	1.69%
Commercial real estate loans	3,139	21.20%	1.33%	1,913	12.53%	0.81%	2,779	16.84%	0.93%
Commercial loans	805	5.44%	0.70%	1,599	10.47%	1.67%	1,414	8.56%	1.21%
Residential real estate	5	0.03%	0.01%	15	0.10%	0.03%	53	0.32%	0.08%
Installment and consumer other	—	0.00%	0.00%	3	0.02%	0.82%	1	0.01%	0.04%
Total	$14,808	100.00%		$15,267	100.00%		$16,505	100.00%	1.37%

	As of December 31, 2017			As of December 31, 2016
	Amount	% of ALL	% of Loans in Category	Amount	% of ALL	% of Loans in Category
	(dollars in thousands)
Agricultural loans	$9,712	73.31%	1.41%	$8,173	64.63%	1.31%
Commercial real estate loans	1,978	14.93%	0.68%	2,762	21.84%	1.02%
Commercial loans	1,508	11.39%	1.32%	1,239	9.80%	1.38%
Residential real estate	47	0.35%	0.09%	470	3.72%	1.04%
Installment and consumer other	2	0.02%	0.58%	1	0.01%	0.63%
Total	$13,247	100.00%	1.15%	$12,645	100.00%	1.23%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Balance, beginning of period	$15,267	$16,505	$13,247	$12,645	$10,405
Provision for loan losses	2,984	423	3,195	2,330	2,959
Loans charged off:
Agriculture loans	—	61	1,238	—	1,142
Commercial real estate loans	2,195	3,585	42	987	242
Commercial loans	1,336	282	—	917	277
Residential real estate loans	—	—	—	—	5
Installment and consumer other	—	—	—	—	4
Total loans charged off	$3,531	$3,928	$1,280	$1,904	$1,670
Recoveries:
Agriculture loans	23	58	1	43	2
Commercial real estate loans	64	2,106	1,280	92	884
Commercial loans	1	103	61	41	65
Installment and consumer other	—	—	1	—	—
Total recoveries	$88	$2,267	$1,343	$176	$951
Net loans charged off (recovered)	$3,443	$1,661	$(63)	$1,728	$719
Allowance for loan losses, end of period	$14,808	$15,267	$16,505	$13,247	$12,645
Net charge-offs (recoveries) to average loans	0.32%	0.15%	(0.01)%	0.16%	0.08%
Allowance for loan losses to total loans	1.49%	1.47%	1.37%	1.15%	1.23%

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.  At December 31, 2020, the Bank had fixed rate advances outstanding with FHLB of $129.0 million and $47.5 million in borrowings outstanding at the Federal Reserve Bank of Chicago in connection with the PPP Liquidity Facility which allowed for 12-month advances collateralized by PPP loans at an interest rate of 0.35%.  The Bank had collateral with unused borrowings available of $0.2 million with FHLB and a $83.3 million line-of-credit available with the Federal Reserve Bank of Chicago.

Historically, management relied on wholesale funding to finance its lending activities.  However, due to the volatility of that funding source, management made a strategic shift in 2019 to reduce its reliance on wholesale funding and fund loan growth through client deposits.  At December 31, 2020, wholesale funding represented 12.0% of deposits compared to 24.1% at December 31, 2019.  Wholesale funding channels remain available to the Bank should future lending or investment opportunities arise.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($23.0) million and $22.0 million, for the years ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale, as well as loan purchases, sales and originations, net of repayments was ($166.0) million and $214.5 million, for the years ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts, FHLB advances, and proceeds from the issuances of subordinated debentures, was $79.4 million and ($168.5) million, for the years ended December 31, 2020 and 2019, respectively.

During 2020, the Company entered into Subordinated Note Purchase Agreements and sold and issued a total of $22.4 million in aggregate principal amount of its 7.0% fixed-to-floating rate subordinated notes that are due June 30, 2030.  The notes qualify as Tier II capital of Company.  Management believes this additional capital will allow the Company to take advantage of future market opportunities for its customers and communities.

At December 31, 2020, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with Tier 1 capital of $197.1 million, or 14.06% of average total assets, which is above the required level to be considered well-capitalized of $70.1 million, or 5.0% of average total assets, and total capital of $211.9 million, or 16.83% of risk-weighted assets, which is above the required level to be considered well-capitalized of $125.9 million, or 10.0% of risk-weighted assets. The Bank had Tier 1 of $197.1 million, or 15.65% of risk-weighted assets, which is above the required level to be considered well-capitalized of $100.7 million, or 8.0% of risk-weighted assets, and Tier 1 common equity of $197.1 million, or 15.65% of risk-weighted assets, which is above the required level to be considered well-capitalized of $81.8 million, or 6.5% of risk-weighted assets at December 31, 2020.  For a discussion of certain other sources of liquidity, please see “Comparison of Financial Condition at December 31, 2020 and 2019—Borrowings.”

At the holding company level, our primary sources of liquidity are dividends from the Bank, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and interest and payment of dividends to preferred shareholders and common shareholders. There are certain restrictions on the payment of dividends by the Bank to us, which are described in the section captioned “Item I – Business - Supervision and Regulation—Supervision and Regulation of the Bank—Dividend Payments.” At December 31, 2020, there were up to $108.3 million of retained earnings available for the payment of dividends by the Bank to us provided that the Bank remained adequately capitalized and satisfied the capital conservation buffer of 2.5% of Tier 1 common equity. The Bank paid us $22.0 million and $6.0 million in dividends during the year ended December 31, 2020 and 2019, respectively.

During the fourth quarter of 2020, the Company began construction on a new branch in Appleton, Wisconsin with an estimated completion of the fourth quarter of 2021.  The remaining contractual obligation related to the construction was $7.3 million at December 31, 2020.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the payment or the performance of a Bank customer to a third party. Both standby and performance letters of credit are generally issued for terms of one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments.  At December 31, 2020, the Company had commitments to extend credit and unused lines of credit, including unused credit card lines, of $239.2 million and standby letters of credit of $4.6 million.  We anticipate that we will have sufficient funds available to meet these commitments.

Certificates of deposit that are scheduled to mature in one year or less from December 31, 2020 totaled $262.1 million. If a substantial portion of these deposits are not retained, we may utilize FHLB advances, wholesale deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2020, we had no irrevocable and stand-by letters of credit from the FHLB.

For the years ended December 31, 2020 and 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Material Cash Requirements.  During the fourth quarter of 2020, the Company received regulatory approval to construct and relocate its branch in Appleton, Wisconsin, which is anticipated to be completed during the fourth quarter of 2021.  The remaining contractual obligation related to the construction was $7.3 million at December 31, 2020.

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

We have an asset/liability committee, which includes members of management, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Income simulation is the primary tool for measuring the interest rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time horizons, of a range of interest rate shock scenarios. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. We estimate what our net interest income would be for a one- and two-year horizon based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions.

These estimates require us to make certain assumptions, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain, and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning December 31, 2020 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$43,900	9.48%	$42,100	10.50%
+200 bps	42,100	4.99%	40,700	6.82%
+100 bps	40,900	2.00%	39,500	3.67%
Base	40,100	0.00%	38,100	0.00%
-100 bps	39,700	-1.00%	37,100	-2.62%
-200 bps	39,100	-2.49%	36,500	-4.20%

As of December 31, 2020, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one- and two-year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

County Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of County Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has elected to change its method of accounting for the subsequent measurement of loan servicing rights from the amortized cost method to fair value as of January 1, 2020.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

59

Allowance for Loan Losses – Qualitative Factors – Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The allowance for loan losses (allowance) is an estimate of credit losses inherent in the Company’s loan portfolio. The allowance consists of two primary components, general reserves and specific reserves related to impaired loans. The general component covers non-impaired loans and is based on historical losses adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a weighted average of the actual loss history experienced by the Company over the most recent four years. The Company places more emphasis, or weight, on the more current quarters in the loss history period. This actual loss experience is adjusted for qualitative factors based on the risks present within each portfolio segment including adjustments for levels of classified loans, credit concentrations, and economic trends.  These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.  During 2020, the Company added an additional qualitative factor for loans in industries for which it anticipated to be more significantly impacted by COVID-19.  These qualitative factors are inherently subjective and are driven by the assessed repayment risk associated with each portfolio segment.

Auditing management’s determination of general reserves within its allowance involved a high degree of subjectivity and judgement in the selection and measurement of the qualitative factors.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the qualitative factors with the allowance included the following, among others:

•

We obtained an understanding of management’s process for determining the need for qualitative factor adjustments, identifying appropriate factors, and measuring the direction and magnitude of the adjustment.

•	We evaluated the design of controls over the application of management’s qualitative factor methodology in the estimate of general reserves.
•

We evaluated management's rationale for determining qualitative adjustments was relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management.

•	Where applicable, we tested the accuracy and completeness of data used by management in the measurement of qualitative factor adjustments or vouched factors to relevant external data sources.
•

We assessed changes in qualitative factors year-over-year against overall trends in credit quality within the Company and broader trends within the industry and local and national economies to evaluate reasonableness of management’s qualitative factor adjustments.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 12, 2021

60

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$19,084	$108,457
Interest earning cash at other financial institutions	416	20,554
Securities available for sale, at fair value	352,854	158,733
FHLB Stock	5,758	1,628
Loans held for sale	35,976	2,151
Loans, net of allowance for loan losses of $14,808 as of December 31, 2020; $15,267 as of December 31, 2019	981,477	1,020,506
Premises and equipment, net	14,898	13,603
Loan servicing rights	18,396	12,509
Other real estate owned, net	1,077	5,521
Cash surrender value of bank owned life insurance	31,275	18,302
Deferred tax asset, net	—	1,453
Goodwill	—	5,038
Core deposit intangible, net	54	225
Accrued interest receivable and other assets	11,093	10,099
Total assets	$1,472,358	$1,378,779

LIABILITIES
Deposits:
Noninterest-bearing	$163,202	$138,489
Interest-bearing	877,624	962,953
Total deposits	1,040,826	1,101,442
Other borrowings	49,006	794
Advances from FHLB	129,000	44,400
Subordinated debentures, net	67,111	44,858
Deferred tax liability, net	2,302	—
Accrued interest payable and other liabilities	12,337	15,256
Total liabilities	1,300,582	1,206,750

SHAREHOLDERS' EQUITY
Preferred stock - $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,212,727 shares issued and 6,197,965 shares outstanding as of December 31, 2020; 7,178,052 shares issued and 6,734,132 shares outstanding as of December 31, 2019	29	28
Surplus	55,346	54,122
Retained earnings	118,712	113,111
Treasury stock, at cost, 1,014,762 and 443,920 shares at December 31, 2020 and 2019, respectively	(17,606)	(5,030)
Accumulated other comprehensive gain	7,295	1,798
Total shareholders' equity	171,776	172,029
Total liabilities and shareholders' equity	$1,472,358	$1,378,779

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020 and 2019

	2020	2019
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$48,906	$59,706
Taxable securities	5,550	4,586
Tax-exempt securities	536	257
Federal funds sold and other	483	1,783
Total interest and dividend income	55,475	66,332

INTEREST EXPENSE
Deposits	13,463	21,457
FHLB advances and other borrowings	1,405	1,350
Subordinated debentures	3,631	2,743
Total interest expense	18,499	25,550
Net interest income	36,976	40,782
Provision for loan losses	2,984	423
Net interest income after provision for loan losses	33,992	40,359
NON-INTEREST INCOME
Services charges	469	550
Crop insurance commission	1,245	1,107
Gain on sale of loans, net	278	146
Loan servicing fees	10,255	9,998
Gain on sale of securities	671	341
Other	1,332	1,251
Total non-interest income	14,250	13,393
NON-INTEREST EXPENSE
Employee compensation and benefits	21,306	19,112
Occupancy	1,277	1,402
Information processing	2,630	2,482
Professional fees	2,019	1,670
Depreciation and amortization	1,188	1,303
Writedown of other real estate owned	1,508	626
Cost of operation of other real estate owned, net	(86)	873
Goodwill impairment	5,038	—
Investment tax credit impairment	—	1,149
Other	4,765	4,067
Total non-interest expense	39,645	32,684
Income before income taxes	8,597	21,068
Income tax expense	3,118	4,616
NET INCOME	$5,479	$16,452

NET INCOME PER SHARE:
Basic	$0.79	$2.37
Diluted	$0.79	$2.36
Dividends paid per share	$0.31	$0.20

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020 and 2019

	2020	2019
	(dollars in thousands)
Net income	$5,479	$16,452
Other comprehensive income:
Unrealized gain on securities available-for-sale	9,167	6,835
Income tax expense	(2,498)	(1,861)
Reclassification for realized gains on securities	(671)	(341)
Income tax (benefit)	183	93
Total other comprehensive income on securities available-for-sale	6,181	4,726
Unrealized loss on derivatives arising during the period	(940)	(793)
Income tax benefit	256	216
Total other comprehensive loss on derivatives	(684)	(577)
Total other comprehensive income	5,497	4,149
Comprehensive income	$10,976	$20,601

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2020 and 2019

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance at December 31, 2018	$8,000	$28	$53,162	$98,475	$(5,030)	$(2,351)	$152,284
Net income	—	—	—	16,452	—	—	16,452
Other comprehensive income	—	—	—	—	—	4,149	4,149
Stock compensation expense	—	—	695	—	—	—	695
Cash dividends declared on common stock	—	—	—	(1,344)	—	—	(1,344)
Cash dividends declared on preferred stock	—	—	—	(472)	—	—	(472)
Issuance of common stock (21,224 shares)	—	—	265	—	—	—	265
Balance at December 31, 2019	$8,000	$28	$54,122	$113,111	$(5,030)	$1,798	$172,029
Cumulative effect of change in accounting principle				2,484			2,484
Net income	—	—	—	5,479	—	—	5,479
Other comprehensive income	—	—	—	—	—	5,497	5,497
Stock compensation expense	—	—	867	—	—	—	867
Cash dividends declared on common stock	—	—	—	(1,994)	—	—	(1,994)
Cash dividends declared on preferred stock	—	—	—	(368)	—	—	(368)
Treasury stock purchases (570,842 shares)					(12,576)		(12,576)
Issuance of common stock (34,675 shares)	—	1	357	—	—	—	358
Balance at December 31, 2020	$8,000	$29	$55,346	$118,712	$(17,606)	$7,295	$171,776

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	2020	2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$5,479	$16,452
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,335	1,391
Amortization of core deposit intangible	171	288
Amortization of subordinated debenture costs	449	155
Impairment of goodwill	5,038	—
Provision for loan losses	2,984	423
Realized gain on sales of securities available for sale	(671)	(341)
Realized gain on sales of other real estate owned	(313)	(40)
Write-down of other real estate owned	1,508	626
Realized loss (gain) on sales of premises and equipment	243	(6)
Increase in cash surrender value of bank owned life insurance	(729)	(460)
Deferred income tax expense	1,700	1,401
Stock compensation expense	867	695
Net amortization of premiums paid on securities	1,042	441
Net change in:
Accrued interest receivable and other assets	(2,166)	(405)
Loans held for sale	(33,825)	798
Loan servicing rights	(3,403)	(3,462)
Accrued interest payable and other liabilities	(3,861)	3,997
Net cash (used in) provided by operating activities	(24,152)	21,953
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available for sale	25,693	24,368
Purchases of securities available for sale	(247,155)	(10,122)
Proceeds from sales of securities available-for-sale	35,466	29,361
Net (purchases) redemptions of FHLB stock	(4,130)	1,184
Purchases of bank owned life insurance	(12,244)	—
Loan originations and principal collections, net	35,277	163,546
Proceeds from sales of premises and equipment	1,508	6
Purchases of premises and equipment	(3,211)	(659)
Proceeds from sales of other real estate owned	4,017	6,776
Net cash (used in) provided by investing activities	(164,779)	214,460
Cash flows from financing activities
Net increase in demand and savings deposits	265,648	52,491
Net decrease in certificates of deposits	(326,264)	(174,396)
Proceeds from other borrowings	101,120	—
Repayment of other borrowings	(52,908)	(33)
Proceeds from FHLB advances	627,000	115,000
Repayment of FHLB advances	(542,400)	(160,000)
Payments to acquire treasury stock	(12,576)	—
Proceeds from issuance of subordinated debt	22,400	—
Issuance cost of subordinated debt	(596)	—
Proceeds from issuance of common stock	358	265
Dividends paid on preferred stock	(368)	(472)
Dividends paid on common stock	(1,994)	(1,344)
Net cash provided by (used in) financing activities	79,420	(168,489)
Net change in cash and cash equivalents	(109,511)	67,924
Cash and cash equivalents, beginning of period	129,011	61,087
Cash and cash equivalents, end of period	$19,500	$129,011

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,735	$23,833
Income taxes	2,950	1,725
Noncash investing activities:
Transfer of assets held for sale from premises and equipment to other assets	$695	$1,500
Transfer from loans to other real estate owned	768	6,315

See accompanying notes to the consolidated financial statements

COUNTY BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

The Bank provides a full range of banking and related financial services, which include real estate lending, business services, and agricultural finance, to individual and corporate customers primarily located within the state of Wisconsin. The Bank’s primary source of revenue is providing loans to customers, the majority of which are predominantly engaged in dairy farming and commercial activities. Its primary deposit products are savings and term certificate accounts. The Bank is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

Agricultural loans, including agricultural operating, real estate and construction loans, represented 60.9% and 63.7% of our total loan portfolio at December 31, 2020 and 2019, respectively. Commercial real estate loans, including commercial construction loans, represented 23.7% and 22.8% of our total loan portfolio at December 31, 2020 and 2019, respectively.

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

Use of Estimates in Preparing Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of investment securities available for sale, loan servicing rights, other real estate owned, financial instruments, and deferred tax assets (liabilities). Actual results could differ from those estimates.

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

Securities Available for Sale

Available for sale securities are carried at fair value with unrealized gains and losses excluded from earnings and reported separately in other comprehensive income. The Company currently has no securities designated as trading or held-to-maturity. Interest income is recognized at the coupon rate adjusted for amortization and accretion of premiums and discounts. Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized against income to the earlier of the call date or weighted average life of the related security using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. They are included in non-interest income or expense and, when applicable, are reported as a reclassification adjustment in other comprehensive income.

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

Loans Held for Sale

Loans intended for sale in the secondary market are carried at the lower of cost or fair value. Gains and losses on loan sales (sale proceeds minus carrying value) are recorded in non-interest income, and direct loan origination costs and fees deferred at origination of the loan are recognized in non-interest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted for unearned income and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, non-refundable fees and direct loan origination costs are amortized over the life of the loan and accounted for as an adjustment of yield of the related loan categories.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on nonaccrual loans is applied to reduce the principal balance outstanding.  Once the loans qualify for a return to accrual status, the interest is accounted for on a cash-basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of two primary components, general reserves and specific reserves related to impaired loans. The general component covers non-impaired loans and is based on historical losses adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a weighted average of the actual loss history experienced by the Company over the most recent four years. The Company places more emphasis, or weight, on the more current quarters in the loss history period. This actual loss experience is adjusted for qualitative factors based on the risks present within each portfolio segment including adjustments for levels of classified loans, credit concentrations, and economic trends.  These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.  During 2020, the Company provided for additional reserves for loans in industries deemed to be high risk to account for additional losses driven by COVID-19 that have not yet been specifically identified.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is generally measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with other nonaccrual loans.  On March 22, 2020, issued a revision to the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the COVID-19 pandemic.  The Statement provides guidance on handling payment modification requests for impacted borrowers without triggering TDR classifications, by allowing up to 6-months of payment deferrals or interest only to assist our customers during that time.  During 2020, we processed 184 customer payment modification for loans totaling $200.4 million, and at December 31, 2020, 24 customers remained on payment relief with loan balances totaling $16.8 million.

Large groups of small balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for credit quality disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The Company maintains separate general reserves for each portfolio segment. These portfolio segments include agricultural, commercial, commercial real estate, residential real estate, and installment and consumer other with risk characteristics described as follows:

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

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any recognized gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and improvements are capitalized, and a deduction is made from the property accounts for retirements of capitalized renewals or improvements.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Loan Servicing Rights

As discussed in Note 1, the Company changed its method of accounting form loan servicing rights to fair market value effective January 1, 2020.   Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets.  Servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.

Fair value is based on a discounted cash flow model. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the runoff rate, and ancillary income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

Prior to January 1, 2020, The Company subsequently measured each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

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

Under the amortized cost method, changes in the valuation allowances are reported with loan servicing fees on the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.  The amortization of loan servicing rights is netted against loan servicing fee income.

Other Real Estate Owned

Land and assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure less estimated costs to sell, establishing a new cost basis with any loss on transfer recorded as a charge against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in non-interest expense.

Impairment losses on assets to be held and used are measured at the amount by which the carrying amount of a property exceeds its fair value. The evaluation of impairment is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements. Costs of significant asset improvements are capitalized, whereas costs relating to holding assets are expensed. Revenue and expenses from operations and changes in the valuation allowance are included in non-interest expense.

Cash Surrender Value of Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized, if lower.

Goodwill and Core Deposit Intangible

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and is included as an asset on the balance sheets. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Core deposit intangible represents the value of the acquired customer core deposit bases and is included as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over a 66-month period and is subject to periodic impairment evaluation.

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

Income Taxes

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2020 and 2019, there was no valuation allowance.

The Company files income taxes returns in the U.S. federal jurisdiction and in the state of Wisconsin. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017.

The Company recognizes interest and penalties on income taxes, if any, as a component of other non-interest expense.

The Company accounts for income taxes in accordance with income tax accounting guidance, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and interest rate swap contracts designed as hedges, are reported as a separate component of the equity section of the consolidated balance sheet. Such items, along with net income, are components of comprehensive income.  Accumulated other comprehensive income included unrealized gains on securities available for sale and unrealized losses on interest rate swap contracts of $8,687 and $(1,392), respectively, net of tax of $(3,251) and $525, respectively, as of December 31, 2020.  Accumulated other comprehensive loss as of December 31, 2019 included unrealized gains on securities available for sale and unrealized losses on interest rate swap contracts of $2,564 and $(766), respectively, net of tax of $(878) and $206, respectively.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received or paid on certain assets and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded.

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

Earnings per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.    In October 2019, the FASB voted to delay the effective date for the credit losses standard to January 2023 for certain entities, including SEC filers that qualified as smaller reporting companies and private companies.  As a smaller reporting company, the Company was eligible for the delay and will be deferring adoption until January 2023.  Entities should apply this amendment a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  At this time, the effect this ASU will have on its consolidated financial statements is still being quantified as the Company ensures data assumptions, and methods all comply with the requirements of ASU 2016-13.  The Company is also developing internal control processes and disclosure documentation related to the adoption of this standard.  Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 842) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which focuses on improving the effectiveness of disclosures in the notes to the financial statements.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  The amendment became effective January 1, 2020, and the adoption did not have a material effect on the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848).  The ASU provides optional, temporary expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The main provisions of this ASU include: (1) a change in the contract’s reference rate would be accounted for as a continuation of that contract rather than as the creation of a new contract and (2) an entity would be allowed to preserve its hedge accounting when updating it hedging strategies in response to the reference rate reform.  The ASU was effective upon issuance on March 12, 2020 and can be applied through December 31, 2022 allowing for different elections over the effective date range for legacy and new activity.  The Company is evaluating and reassessing the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position, and liquidity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Section 4013 of the CARES Act allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the Coronavirus Disease 2019 (COVID-19) pandemic.  The Company has elected to implement Section 4013, and for the year ended December 31, 2020, the Company has processed 184 requests with loan balances totaling $200.7 million.  At December, 24 clients with loan balances totaling $16.8 million were still participating in the payment deferral program.

Change in Accounting Principle

As of January 1, 2020, the Company elected to make an accounting principle change for the valuation of the loan servicing assets from amortized cost to fair market value.

We believe that the fair value method is the preferred method of presenting these assets and is more widely recognized by current and potential investors.  These assets represent the value of future net revenue streams.  Updating the estimate of these cash flow streams based on both observable and unobservable trends and inputs at each reporting period provides meaningful changes in the economic value to shareholders.  The amortized cost approach requires a periodic impairment test; however, it does not provide any transparency if the portfolio, or certain tranches within the portfolio, have significant increases in value.  Therefore, the fair value method provides a balanced, measurement policy for the benefit of the investing public.  As a result of this accounting principle change, servicing assets increased by $3.4 million and deferred tax assets decreased by $0.9 million.  The adoption of the change was recorded through a cumulative effect adjustment to retained earnings as of January 1, 2020, of $2.5 million.  All future adjustments to fair value will be reflected in the consolidated statement of operations.

NOTE 2—RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is generally required to maintain average balances on hand or with the Federal Reserve Bank.  However, the reserve balance was suspended by the Board of Governors of the Federal Reserve System on March 15, 2020.  At December 31, 2020 there was no required reserve balance.  At December 31, 2019 the reserve balance amounted to approximately $7.2 million.

NOTE 3—SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2020
U.S. government and agency securities	$14,745	$—	$(152)	$14,593
Municipal securities	149,203	4,736	(285)	153,654
Mortgage-backed securities	127,804	7,872	(298)	135,378
Corporate bonds	32,500	21	(10)	32,511
Asset-backed securities	16,664	55	(1)	16,718
	$340,916	$12,684	$(746)	$352,854
December 31, 2019
U.S. government and agency securities	$3,490	$—	$(32)	$3,458
U.S treasury securities	2,499	7	—	2,506
Mortgage-backed securities	149,302	3,633	(166)	152,769
	$155,291	$3,640	$(198)	$158,733

The amortized cost and fair value of securities at December 31, 2020 and 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
December 31, 2020
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	55,024	55,120
Due after ten years	141,424	145,638
Asset-backed securities	16,664	16,718
Mortgage-backed securities	127,804	135,378
	$340,916	$352,854
December 31, 2019
Due in one year or less	$2,499	$2,506
Due from one to five years	—	—
Due from five to ten years	3,490	3,458
Due after ten years	—	—
Mortgage-backed securities	149,302	152,769
	$155,291	$158,733

Proceeds from the sale of securities available for sale were $ 35.5 million and $29.4 million and the gross gain was $0.7 million $0.3 million for the year ended December 31, 2020 and December 31, 2019, respectively.  There were no securities available for sale sold at a loss during 2020 or 2019.

At December 31, 2020 and 2019 no securities were pledged to secure the FHLB advances besides FHLB stock of $5.8 million and $1.6 million, respectively. There were no securities pledged to secure the Federal Reserve Bank line of credit at December 31, 2020 and 2019; however, there were $23.0 million and $63.0 million of securities pledged to secure municipal customer deposits at December 31, 2020 and 2019, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2020
U.S. government and agency securities	$12,217	$(134)	$2,376	$(18)	$14,593	$(152)
Municipal securities	30,849	(285)	—	—	30,849	(285)
Mortgage-backed securities	7,781	(298)	—	—	7,781	(298)
Corporate bonds	7,990	(10)	—	—	7,990	$(10)
Asset-backed securities	3,817	(1)	—	—	3,817	$(1)
	$62,654	$(728)	$2,376	$(18)	$65,030	$(746)
December 31, 2019
U.S. government and agency securities	$—	$—	$3,458	$(32)	$3,458	$(32)
Mortgage-backed securities	9,873	(41)	11,867	(125)	21,740	(166)
	$9,873	$(41)	$15,325	$(157)	$25,198	$(198)

The unrealized loss on the investments at December 31, 2020 and 2019 was due to normal fluctuations and pricing inefficiencies. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020 and 2019.

Other-Than-Temporary Impairment

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at December 31, 2020 or 2019.

At December 31, 2020, 26 debt securities with unrealized losses totaling 1.15% of the related securities; amortized cost basis. At December 31, 2019, 34 debt securities had unrealized losses with aggregate depreciation of 0.78% from the Company’s amortized cost basis.  These unrealized losses related principally to Government National Mortgage Association mortgage-backed and municipal debt securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since none of the unrealized losses relate to deterioration in the underlying repayment sources and management has the indent and ability  hold debt securities until maturity, the decline is not deemed to be other-than-temporary.

NOTE 4—LOANS

The components of the loan portfolio were as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Agricultural loans	$606,881	$659,725
Commercial real estate loans	235,969	235,936
Commercial loans	115,087	95,787
Residential real estate loans	38,084	43,958
Installment and consumer other	264	367
Total gross loans	996,285	1,035,773
Allowance for loan losses	(14,808)	(15,267)
Loans, net	$981,477	$1,020,506

Net unamortized deferred costs totaling $0.3 million and $0.6 million as of December 31, 2020 and 2019, respectively, are included in total gross loans above.

The following table presents the aging of the recorded investment in past due loans at December 31, 2020 and 2019:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
December 31, 2020
Agricultural loans	$47	$—	$5,041	$5,088	$601,793	$606,881
Commercial real estate loans	82	—	4,283	4,365	231,604	235,969
Commercial loans	—	—	96	96	114,991	115,087
Residential real estate loans	4	—	—	4	38,080	38,084
Installment and consumer other	—	—	—	—	264	264
Total	$133	$—	$9,420	$9,553	$986,732	$996,285

December 31, 2019
Agricultural loans	$1,489	$71	$4,974	$6,534	$653,191	$659,725
Commercial real estate loans	—	288	—	288	235,648	235,936
Commercial loans	—	28	228	256	95,531	95,787
Residential real estate loans	—	—	62	62	43,896	43,958
Installment and consumer other	—	—	—	—	367	367
Total	$1,489	$387	$5,264	$7,140	$1,028,633	$1,035,773

The following table lists information on nonaccrual, restructured, and certain past due loans:

	December 31,
	2020	2019
	(dollars in thousands)
Nonaccrual loans, 90 days or more past due	$9,420	$5,264
Nonaccrual loans 30-89 days past due	—	1,781
Nonaccrual loans, less than 30 days past due	32,204	23,923
Troubled debt restructured loans not on nonaccrual status	18,592	21,783
90 days or more past due and still accruing	—	—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days on accrual by class of loan:

	December 31,
	2020	2019
	(dollars in thousands)
Agricultural loans	$35,067	$26,415
Commercial real estate loans	6,093	2,673
Commercial loans	405	1,818
Residential real estate loans	59	62
Total	$41,624	$30,968

The average recorded investment in total impaired loans for the years ended December 31, 2020 and 2019 amounted to approximately $69.1 million and $60.6 million, respectively.  Interest income recognized on total impaired loans for the years ended December 31, 2020 and 2019 amounted to approximately $5.6 million and $5.7 million, respectively. For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $3.4 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively.

The following tables present loans individually evaluated for impairment by class of loans at December 31, 2020 and 2019:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$20,245	$20,120	$—
Commercial real estate loans	288	288	—
Commercial loans	2,504	2,481	—
Residential real estate loans	61	59	—
	$23,098	$22,948	$—

With an allowance recorded
Agricultural loans	$47,971	$43,657	$3,504
Commercial real estate loans	8,245	6,790	672
Commercial loans	357	336	86
Residential real estate loans	—	—	—
	56,573	50,783	4,262
Total	$79,671	$73,731	$4,262

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$14,151	$14,131	$—
Commercial real estate loans	—	—	—
Commercial loans	—	—	—
Residential real estate loans	62	62	—
	$14,213	$14,193	$—

With an allowance recorded
Agricultural loans	$47,225	$44,702	$3,515
Commercial real estate loans	3,681	3,682	836
Commercial loans	2,155	1,862	1,238
Residential real estate loans	—	—	—
	53,061	50,246	5,589
Total	$67,274	$64,439	$5,589

Changes in the allowance for loan losses by portfolio segment were as follows:

	December 31, 2020
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$11,737	$(901)	$—	$23	$10,859
Commercial real estate loans	1,913	3,357	(2,195)	64	3,139
Commercial loans	1,599	541	(1,336)	1	805
Residential real estate loans	15	(10)	—	—	5
Installment and consumer other	3	(3)	—	—	—
Total	$15,267	$2,984	$(3,531)	$88	$14,808

	December 31, 2019
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$12,258	$(518)	$(61)	$58	$11,737
Commercial real estate loans	2,779	613	(3,585)	2,106	1,913
Commercial loans	1,414	364	(282)	103	1,599
Residential real estate loans	53	(38)	—	—	15
Installment and consumer other	1	2	—	—	3
Total	$16,505	$423	$(3,928)	$2,267	$15,267

The following tables present the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	December 31, 2020
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,504	$7,355	$10,859
Commercial real estate loans	672	2,467	3,139
Commercial loans	86	719	805
Residential real estate loans	—	5	5
Installment and consumer other	—	—	—
Total ending allowance for loan losses	4,262	10,546	14,808
Loans:
Agricultural loans	63,777	543,104	606,881
Commercial real estate loans	7,077	228,892	235,969
Commercial loans	2,818	112,269	115,087
Residential real estate loans	59	38,025	38,084
Installment and consumer other	—	264	264
Total loans	73,731	922,554	996,285
Net loans	$69,469	$912,008	$981,477

	December 31, 2019
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,515	$8,222	$11,737
Commercial real estate loans	836	1,077	1,913
Commercial loans	1,238	361	1,599
Residential real estate loans	—	15	15
Installment and consumer other	—	3	3
Total ending allowance for loan losses	5,589	9,678	15,267
Loans:
Agricultural loans	58,833	600,892	659,725
Commercial real estate loans	3,682	232,254	235,936
Commercial loans	1,862	93,925	95,787
Residential real estate loans	62	43,896	43,958
Installment and consumer other	—	367	367
Total loans	64,439	971,334	1,035,773
Net loans	$58,850	$961,656	$1,020,506

Troubled Debt Restructurings

The Company had allocated $3.8 million and $3.5 million of specific reserves for loans where terms have been modified in troubled debt restructurings at December 31, 2020 and 2019, respectively. The Company had no additional lending commitments at December 31, 2020 and 2019 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and recent performance according to the modified terms of the loan. Once this assurance is reached, the TDR is classified as an accruing loan.  At December 31, 2020, there were $47.7 million of TDR loans, of which $29.1 million were classified as nonaccrual and $18.6 million were classified as accruing, and there were $0.8 million unfunded commitments on these loans. At December 31, 2019, there were $41.0 million of TDR loans, of which $19.3 million were classified as nonaccrual and $21.7 million were classified as accruing. There were $0.3 million unfunded commitments on these loans.

The following table provides the number of loans modified in a troubled debt restructuring investment by class for the year ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	14	$9,460	42	$17,595
Commercial real estate loans	3	3,728	1	1,021
Commercial loans	—	—	4	1,115
Total	17	$13,188	47	$19,731

During the years ended December 31, 2020 and 2019, there were no loans modified as troubled debt restructurings within the previous 12 months that subsequently defaulted.

The following table provides the troubled debt restructurings for the year ended December 31, 2020 and 2019 grouped by type of concession:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	1	$214	4	$844
Extension of interest-only payments	2	258	24	12,436
Combination of extension of term and interest rate concession	9	8,367	—	—
Rate concession	—	—	1	85
Capitalized interest	1	152	1	152
Term concession	1	469	12	4,078
Commercial real estate loans
Payment concessions	—	—	1	1,021
Extension of interest-only payments	3	3,728	—	—
Commercial loans
Payment concessions	—	—	2	69
Extension of interest-only payments	—	—	2	1,046
Total	17	$13,188	47	$19,731

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes agricultural, commercial, and commercial real estate loans individually by classifying the credits as to credit risk. The process of analyzing loans for changes in risk rating is ongoing through routine monitoring of the portfolio and annual internal credit reviews for credits with total exposure in excess of $1.0 million. The Company uses the following definitions for credit risk ratings:

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

Substandard - Impaired. Credits classified as substandard – impaired generally have well-defined weaknesses that jeopardize the repayment of the debt. They have a distinct possibility that a loss will be sustained if the deficiencies are not corrected.  Loans are considered impaired.  Loans are either exhibiting signs of delinquency or are on non-accrual.

Doubtful. Credits classified as doubtful have all the weaknesses inherent in those classified as substandard – impaired with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable.

The Company categorizes residential real estate, installment, and consumer other loans as satisfactory at the time of origination based on information obtained as to the ability of the borrower(s) to service their debt, such as current financial information, employment status and history, historical payment experience, credit scores and type and amount of collateral among other factors. The Company updates relevant information on these types of loans at the time of refinance, troubled debt restructuring or other indications of financial difficulty, downgrading as needed using the same category descriptions as for agricultural, commercial, and commercial real estate loans. In addition, the Company further considers current payment status as an indicator of which risk category to assign the borrower.

The greater the level of deteriorated risk as indicated by a loan’s assigned risk category, the greater the likelihood a loss will occur in the future.

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows:

	As of December 31, 2020
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$374,595	$155,546	$1,854	$34,452	$40,434	$606,881
Commercial real estate loans	200,208	26,266	—	3,402	6,093	235,969
Commercial loans	103,488	8,022	647	2,566	364	115,087
Residential real estate loans	37,758	267	—	—	59	38,084
Installment and consumer other	264	—	—	—	—	264
Total	$716,313	$190,101	$2,501	$40,420	$46,950	$996,285

	As of December 31, 2019 (1)
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$388,184	$184,050	$9,239	$46,587	$31,665	$659,725
Commercial real estate loans	209,279	21,703	—	2,281	2,673	235,936
Commercial loans	83,141	10,091	—	737	1,818	95,787
Residential real estate loans	43,473	254	—	169	62	43,958
Installment and consumer other	367	—	—	—	—	367
Total	$724,444	$216,098	$9,239	$49,774	$36,218	$1,035,773

(1)

Performing troubled debt restructurings have been reclassified to be reflected in their internal risk rating category rather than Substandard Impaired as previously reported to conform with current year’s presentation.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,		Estimated
	2020	2019	Useful Life
	(dollars in thousands)
Land	$1,965	$2,240	N/A
Construction in process	2,456	1,319	N/A
Bank premises	9,373	10,038	35-40 years
Leasehold improvements	1,643	44	5-39 years
Furniture, fixtures, and equipment	5,165	6,110	3-7 years
	20,602	19,751
Accumulated depreciation and amortization	(5,704)	(6,148)
	$14,898	$13,603

Depreciation and amortization expense charged to operations for the years ended December 31, 2020 and 2019 totaled $1.3 million and $1.4 million, respectively.

NOTE 6—LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in payment patterns that result from shifts in interest rates. The unpaid principal balances of mortgage and other loans serviced for others were approximately $812.6 million and $751.7 million at December 31, 2020 and 2019, respectively.  All sales of loans are executed on a servicing retained basis.  The standard loan sale agreement provides the Company with a “servicing spread” paid from a portion of the interest cash flow of the loan.  Industry practice recognizes adequate compensation for SBA and FSA loans to be 1.0% and 2.0% respectively.  Loans sold with servicing spread that is greater than or equal to adequate compensation are recognized as a servicing asset, while loans with a servicing spread less than adequate compensation are recognized as a servicing liability.  Loans with a servicing fee significantly above an amount that would fairly compensate a substitute servicer are reported as “Other Borrowings” on the consolidated balance sheet.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions.  The Company’s portfolio of loan serviced for others is mostly comprised of fixed rate loans. Generally, as market interest rates rise, prepayments on fixed rate loans decrease due to a decline in refinancing activity, which results in an increase in the fair value of servicing rights. However, due to the cross-collateralization of loans in the portfolio and the government guarantee programs under which many of the loans were originated, prepayments on the portfolio tend to be muted in comparison to those of other types of loans, such as mortgage loans. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may not be appropriate at a different time.

Loan servicing fee income is recorded on the consolidated statements of operations for fees earned for servicing loans.  The fees are based on the contractual percentage of the outstanding principal and are recorded as income when earned.

The fair value of servicing rights at December 31, 2020 was $18.4 million and was determined using an assumed discount rate of 14.3% and a weighted average run-off rate of 6.16%, primarily ranging from 6.04% to 7.75%.  The fair value of servicing rights at December 31, 2019 was $15.9 million and was determined using a discount rate of 14.0% and weighted average prepayment speed of 7.33%, ranging from 5.00% to 10.00%, depending upon the stratification of the specific right, and nominal credit losses.

Changes to the fair value are also reported in loan servicing fees within the consolidated statements of operations.

The following tables summarize servicing rights capitalized for the years ending December 31, 2020 and 2019, along with the aggregate activity in related valuation allowance for the year ended December 31, 2019.  The year ended December 31, 2020 is presented at fair value, and the year ended December 31, 2019 is presented using the amortized cost method.

For the Year Ended December 31, 2020
(dollars in thousands)
Balance, December 31, 2019	$12,509
Impact of cumulative effect of change in accounting principle	3,412
Balance, January 1, 2020	$15,921
Additions, net	4,707
Fair value changes:
Decay due to increases in principal paydowns or runoff	(3,330)
Due to changes in valuation inputs or assumptions	1,098
Balance, December 31, 2020	$18,396

For the Year Ended December 31, 2019
(dollars in thousands)
Balance, December 31, 2018	$9,047
Additions related to new loans	6,539
Impairment due to prepayment	(757)
Amortization of existing asset	(2,320)
Balance, December 31, 2019	$12,509

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLE

During the first quarter of 2020, goodwill was evaluated for impairment due to economic disruption and unknown growth and credit risk related to the COVID-19 pandemic.  Three valuation models were weighted and evaluated: discounted cash flow model (60%), guideline public company method (30%) and transaction method (10%).  The transaction method was weighted the lowest as the identified transactions happened prior to the COVID-19 pandemic and could not be relied upon as comparable values as of March 31, 2020.  More weighting was put toward cash flows as management believes the value of the Company is still tied to overall earnings.  For the discounted cash flow method, the analysis discounted projected earnings by 14.5% based on an evaluation of required returns for similar public companies adjusted for an expected size and company-specific premium.  Through this evaluation, it was determined that as of March 31, 2020, the fair value of the Company did not exceed the current carrying value by an amount in excess of the carrying amount of the goodwill; therefore, the goodwill was deemed to be impaired.

Goodwill:  Goodwill resulted from the acquisition of Fox River Valley on May 13, 2016.  Goodwill was fully impaired and had no carrying valued at December 31, 2020.  There was no impairment to goodwill as of December 31, 2019.

Core deposit intangible:  Core deposit intangible, primarily related to acquired customer relationships, is amortized over its estimated finite life.  There was no impairment charge to core deposit intangible for the year ended December 31, 2020 and 2019.  The core deposit intangible related to the Fox River Valley acquisition is as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Core deposit intangible:
Gross carrying amount	$1,801	$1,801
Accumulated amortization	(1,747)	(1,576)
Net book value	$54	$225

NOTE 8—OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Year Ended December 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$5,521	$6,568
Assets foreclosed	768	6,315
Write-down of other real estate owned	(1,508)	(626)
Net gain on sales of other real estate owned	313	40
Proceeds from sale of other real estate owned	(4,017)	(6,776)
Balance, end of period	$1,077	$5,521

Income (expenses) attributable to other real estate owned include the following:

	For the Year Ended December 31,
	2020	2019
	(dollars in thousands)
Net gain on sales of other real estate owned	$313	$40
Write-down of other real estate owned	(1,508)	(626)
Operating expenses, net of rental income	(227)	(162)
	$(1,422)	$(748)

NOTE 9—DEPOSITS

Deposits are summarized as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Non-interest-bearing	$163,202	$138,489
NOW and interest checking	96,624	67,805
Savings	7,367	6,395
Money market accounts	344,250	247,828
Certificates of deposit	304,580	375,100
National time deposits	44,347	99,485
Brokered deposits	80,456	166,340
Total deposits	$1,040,826	$1,101,442

Certificates of deposit in amounts of more than $250,000 at December 31, 2020 and 2019 were approximately $153.4 million and $240.6 million, respectively.

The scheduled maturities of certificates of deposit were as follows:

	December 31,
	2020	2019
	(dollars in thousands)
1 year or less	$262,138	$378,098
1 to 2 years	83,511	161,251
2 to 3 years	39,182	50,736
3 to 4 years	19,809	26,321
Over 4 years	14,669	14,394
	$419,309	$630,800

NOTE 10—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $129.0 million and $44.4 million on December 31, 2020 and 2019, respectively. These advances, rates, and maturities were as follows:

			Amount outstanding as of December 31,
	Maturity	Rate	2020	2019
			(dollars in thousands)
Loan Type
Fixed rate, fixed term	02/20/2020	1.71%	—	5,000
Fixed rate, fixed term	07/16/2020	1.85%	—	800
Fixed rate, fixed term	08/25/2020	1.84%	—	3,000
Fixed rate, fixed term	08/27/2020	1.88%	—	5,000
Fixed rate, fixed term	12/30/2020	2.09%	—	4,000
Fixed rate, fixed term	12/31/2020	1.94%	—	600
Fixed rate, fixed term	01/04/2021	0.23%	29,000	—
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, fixed term	03/18/2022	1.03%	15,000	—
Fixed rate, fixed term	03/25/2022	0.75%	10,000	—
Fixed rate, fixed term	11/16/2022	0.38%	20,000	—
Fixed rate, putable, no call 2 years	01/12/2023	2.03%	8,000	8,000
Fixed rate, fixed term	03/23/2023	1.26%	10,000	—
Fixed rate, fixed term	03/27/2023	0.82%	15,000	—
			$129,000	$44,400

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At December 31, 2020 and 2019, the Bank had pledged qualifying mortgage loans of $367.6 million and $393.7 million, respectively.  At December 31, 2020, we had $29.0 million of overnight advances with FHLB that is included in total amount outstanding.  We did not have overnight advances with the FHLB at December 31, 2019.

The Bank had no irrevocable letters of credit with the FHLB as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount collateral pledged by the Company, which totaled $111.5 million and $127.3 million in loans at December 31, 2020 and December 31, 2019, respectively.  The borrowings available to the Company were $83.3 million and $96.0 million, as of December 31, 2020 and December 31, 2019, respectively.  There were no outstanding advances included in other borrowings at December 31, 2020 or 2019, respectively.

As of December 31, 2019, the Company had an unsecured credit agreement with U.S. Bank, National Association for a $10.0 million revolving line-of-credit with an interest rate equal to the one-month LIBOR rate plus 2.25%.  The line also bears a non-usage fee of 0.275% per annum.  The non-usage fee for year ended December 31, 2019 was $22 thousand.  The line did not have an outstanding balance as of December 31, 2019.  The line of credit expired on September 30, 2020 and was not renewed.

Other borrowings consist of a financing lease for a branch location and sold loans that do not qualify for sale accounting treatment and are recorded as financing transactions as the Bank maintains effective control over the transferred loans.

During 2020, the Company largely funded the Small Business Administration’s Paycheck Protection Program (“PPP”) loans through the Federal Reserve’s PPP Liquidity Facility, which allowed for 12-month advances collateralized by PPP loans at an interest rate of 0.35%.  The balance of these advances was $47.5 million at December 31, 2020 and was secured by PPP loans of the same amount.

The following table sets forth information concerning balances and interest rates on other borrowings as of the dates and for the periods indicated:

	December 31,
	2020	2019
	(dollars in thousands)
Balance outstanding at end of period	$49,006	$794
Average amount outstanding during the period	61,483	800
Maximum amount outstanding at any month end	93,709	1,412
Weighted average interest rate during the period	0.42%	4.60%
Weighted average interest rate at end of period	0.39%	4.51%

NOTE 11—SUBORDINATED DEBENTURES

The following table is a summary of the carrying values, including unamortized issuance costs, of the Company’s subordinated debt as of the dates indicated:

	As of December 31, 2020					As of December 31, 2019
	Balance Outstanding	Interest Rate	Interest Reset Date	Call Date	Maturity Date	Balance Outstanding
	(dollars in thousands)
Junior subordinated notes issued to County Bancorp Statutory Trust II (1)(2)	$6,186	1.75%	03/15/2021	N/A	09/15/2035	$6,186
Junior subordinated notes issued to County Bancorp Statutory Trust III (1)(3)	6,186	1.91%	03/15/2021	N/A	06/15/2036	6,186
Junior subordinated notes issued to Fox River Valley Capital Trust I (4)	3,336	6.40%	11/30/2023	N/A	05/30/2033	3,279
5.875% Fixed-to-Floating rate subordinated notes (5)	29,545	5.875%	06/01/2023	06/01/2023	06/01/2028	29,207
7.00% Fixed-to-Floating rate subordinated notes (6)	21,858	7.00%	06/30/2025	06/30/2025	06/30/2030	—
	$67,111					$44,858
(1)

The company formed wholly owned subsidiary business trusts County Bancorp Statutory Trust II (“Trust II”) and County Bancorp Statutory Trust III (“Trust III”) (together, the “Trusts”), which are both Delaware statutory trusts.  The Company owns all of the outstanding common securities of Trust II and Trust III, which qualify as Tier 1 capital for regulatory purposes. The Trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“debentures”) issued by the Company. These debentures are the Trusts’ only assets, and interest payments from these debentures finance the distributions paid on the capital securities. These debentures are unsecured, rank junior, and are subordinate in the right of payment to all senior debt of the Company.

(2)	The debentures issued to Trust II bear an interest rate of three-month LIBOR plus 1.53% through maturity.
(3)	The debentures issued to Trust III bear an interest rate of three-month LIBOR plus 1.69% through maturity.
(4)

In connection with the merger with Fox River Valley, the Company acquired all of the common securities of Fox River Valley’s wholly-owned subsidiary, Fox River Valley Capital Trust I, a Delaware statutory trust (the “FRV Trust I”), which qualify as Tier 1 capital for regulatory purposes.  The debentures of the Company owned by FRV Trust I carry an interest rate equal to 5-year LIBOR plus 3.40%, which resets every five years.

(5)

The notes bear interest at a fixed rate of 5.875% per year, from and including May 30, 2018 to, but excluding, June 1, 2023. From and including June 1, 2023 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 2.88%.  The notes qualify as Tier II capital of the Company.  Debt issuance costs of $0.9 million are being amortized over the life of the notes.

(6)

The notes bear interest at a fixed rate of 7.00% per year, from and including June 30, 2020 to, but excluding, June 30, 2025. From and including June 30, 2025 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (SOFR) plus 687.5 basis points.  The notes qualify as Tier II capital of the Company.  The Company incurred $0.6 million of costs related to the issuance of the notes.  These costs have been capitalized and are being amortized over the life of the notes.

NOTE 12—PREFERRED STOCK

The Company has 15,000 shares of non-cumulative, nonparticipating preferred stock authorized with a $1,000 per share stated value.  This preferred stock pays a quarterly dividend at a variable rate equivalent to the prime rate plus fifty basis points with a minimum dividend of 4.0%.  The variable rate at December 31, 2020 was 4.0%.  There were 8,000 shares issued and outstanding at both December 31, 2020 and 2019.

NOTE 13—INCOME TAXES

Allocation of income tax expense between current and deferred portions consisted of the following:

	December 31,
	2020	2019
	(dollars in thousands)
Current
Federal income tax	$1,219	$1,766
State income tax	199	1,449
Total current	1,418	3,215
Deferred income tax expense	1,700	1,401
Total income tax expense	$3,118	$4,616

The reasons for the difference between income tax expense and the amount computed by applying the statutory tax rates to income before taxes were as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Statutory federal tax rate	21%	21%
Income tax at statutory federal rate	$1,805	$4,425
Increase (reduction) resulting from:
State income taxes, net of federal income tax benefit	858	1,319
Tax exempt interest	(153)	(119)
Increase in cash surrender value	(160)	(100)
Goodwill impairment	1,058	—
Historical tax credit	—	(1,465)
Other	(290)	556
Income tax expense	$3,118	$4,616
Effective tax rate	36%	22%

The components of the net deferred tax asset were as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Deferred tax assets:
Management salary continuation accrued	$585	$571
Allowance for loan losses	4,034	4,159
Deferred compensation	1,050	842
Other real estate owned	475	265
Net operating loss	1,098	1,282
Interest rate swap contracts	525	266
Other	63	63
Total deferred tax assets	$7,830	$7,448
Deferred tax liabilities
Loan servicing rights	5,011	3,407
Deferred loan costs	378	220
Depreciation and amortization	1,100	1,034
FHLB stock dividend	21	21
Available for sale investment securities	3,251	878
Other	371	435
Total deferred tax liabilities	$10,132	$5,995
Net deferred tax assets	$(2,302)	$1,453

The Company has federal net operating loss carryforwards of approximately $2.9 million as of December 31, 2020.  These losses begin to expire in 2035.  The Company also has state net operating loss carryforwards totaling approximately $7.7 million as of December 31, 2020 which begin to expire in 2032.  These net operating loss carryforwards may be applied against future taxable income.

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

Financial instruments with contract amounts representing credit risk as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Commitments to extend credit and unused lines of credit, including unused credit card lines	$239,159	$171,101
Standby letters of credit	3,948	3,930

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

NOTE 15—HEDGING ACTIVITIES

On June 15, 2018, the Company executed an interest rate swap to manage interest rate risk on two sets of its trust preferred securities.  This derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.  This instrument is designated as a cash flow hedge as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with fluctuations in the three-month LIBOR interest rate.  The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

As of December 31, 2020, the Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million.  Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $0.9 million and $0.8 million was recognized in other comprehensive income for the years ended December 31, 2020 and December 31, 2019, respectively, and there was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap’s counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company pledged $2.4 million and $1.6 million of cash as collateral to the counterparty as of December 31, 2020 and December 31, 2019, respectively.

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees. As of January 1, 2020, all employees are eligible to receive safe harbor matching contributions equal to 4.0% of qualifying compensation as well as additional contributions at the discretion of the board of directors.  For the year ended December 31, 2020, the Company’s contributions are based only upon the discretion of the board of directors; for 2019 and prior years, the plan did not provide for a safe harbor matching contribution. Total expense was $1.1 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.

On May 1, 2006, the Company entered into salary continuation agreements with five key employees. Under these agreements, the key employees will receive $60,000 per year beginning on the later of attaining age 65 or their separation from service and continuing for 15 years.  During 2011, the Company entered into a salary continuation agreement with an additional key employee. Under this agreement, the key employee will receive an amount ranging between $36,000 and $60,000 annually, depending on the employee’s age at separation, commencing upon retirement and continuing for 15 years.  Each of these agreements allow for early retirement opportunities or modifications that may reduce the annual payment.

As of December 31, 2020 and 2019, the Company had accrued $2.1 million and $2.1 million, respectively, in conjunction with these salary continuation agreements.  The payouts under these agreements for the years ending December 31, 2020 and 2019 were $0.1 million in each year.

NOTE 17—EQUITY INCENTIVE PLAN

In 2016, the Company’s shareholders approved the Company’s 2016 Equity Incentive Compensation Plan (the “Plan”).  Under the Plan, the Company may grant options and stock awards to its directors, officers and employees for shares of the Company’s common stock. Both qualified and non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units may be granted and issued, respectively, under the Plan.  As of December 31, 2020, 46,637 shares remained available under the Plan.

The exercise price of options is no less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods for options and stock awards range from one to five years from the date of grant.

The Company grants restricted stock awards and restricted stock units to certain members of management and directors.  The shares and units have a grant date fair value equal to the company’s stock’s Nasdaq Official Closing Price on the grant date.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2020	2019
Risk-free interest rates	0.59%-1.73%	1.42%-2.56%
Dividend yields	0.76-1.85%	0.76%-1.59%
Expected volatility	33.00%	34.00%
Weighted-average expected life of options	7.00 years	7.00 years

The expected volatility is based on historical volatility. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history of declaring dividends on its common stock.

The activity of the Company’s outstanding stock options for the years ended December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	214,904	$18.94		208,988	$18.15
Granted	62,398	19.52		30,495	19.91
Exercised	(27,635)	12.94		(21,224)	12.47
Forfeited/expired	—	—		(3,355)	19.88
Outstanding, end of period	249,667	$19.75	$797	214,904	$18.94	$2,405
Options exercisable at period-end	160,274	$19.60	$535	164,083	$17.96	$2,023
Weighted-average fair value of options granted during the period (2)		$5.74			$6.86

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2020 and 2019. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2020 and 2019 was as follows:

	December 31, 2020
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.00	5,000	0.09 Years	$12.00	5,000	0.09 Years	$12.00
13.02-14.83	32,250	2.66 Years	13.83	32,250	2.66 Years	13.83
15.12-16.41	4,831	9.22 Years	15.53	—	N/A	—
17.14-19.88	144,125	6.65 Years	19.00	84,029	4.94 Years	19.52
20.92-24.98	22,089	7.85 Years	22.30	12,742	7.02 Years	23.39
25.24-27.31	41,372	7.36 Years	26.49	26,253	6.70 Years	26.52
Outstanding, end of period	249,667		$19.75	160,274		$19.60

	December 31, 2019
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.00	26,400	1.02 Years	$12.00	26,400	1.02 Years	$12.00
13.02-14.83	36,220	3.70 Years	13.88	36,220	3.70 Years	13.88
17.15-19.88	100,060	6.42 Years	19.28	78,178	5.62 Years	19.68
20.92-24.98	20,291	8.59 Years	23.42	7,672	7.23 Years	22.82
25.24-27.31	31,933	7.85 Years	26.49	15,613	7.60 Years	26.54
Outstanding, end of period	214,904		$18.94	164,083		$17.96

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options, December 31, 2018	49,532	$7.86
Granted	30,495	6.86
Vested	(27,528)	6.94
Forfeited/exercised	(1,678)	4.88
Nonvested options, December 31, 2019	50,821	$7.86
Granted	62,398	5.74
Vested	(23,826)	8.31
Forfeited/exercised	—	—
Nonvested options, December 31, 2020	89,393	$6.26

Activity in restricted stock awards and restricted stock units during 2020 and 2019 was as follows:

	December 31, 2020
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	12,896	$22.75
Granted	—	—
Vested	(6,597)	20.57
Forfeited/expired	—	—
Outstanding, end of period	6,299	$24.80

	December 31, 2019
	Restricted Stock Awards (1)	Weighted Average Grant Price
Outstanding, beginning of year	28,701	$21.02
Granted	—	—
Vested	(15,579)	19.50
Forfeited/expired	(226)	27.15
Outstanding, end of period	12,896	$22.75

	December 31, 2020
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	32,125	$19.80
Granted	50,410	19.11
Issued	(15,679)	19.27
Forfeited/expired	—	—
Outstanding, end of period	66,856	$19.38

	December 31, 2019
	Restricted Stock Units (1)	Weighted Average Grant Price
Outstanding, beginning of year	11,772	$25.53
Granted	24,382	17.54
Issued	(3,654)	27.42
Forfeited/expired	(375)	18.11
Outstanding, end of period	32,125	$19.80

(1)

2019 amounts have been reclassified in include restricted stock awards and units for individuals that have reached retirement age as defined by the Plan.  Previously, these were considered vested and removed from the schedule; however, the Plan only accelerates the vesting of these options if the participant leaves employment

For the years ended December 31, 2020 and 2019, share-based compensation expense, including options, restricted stock awards, and restricted stock units, applicable to the Plan was $0.9 million and $0.7 million, respectively, and the recognized tax benefit related to this expense was $0.2 million and $0.2 million, respectively.

As of December 31, 2020, unrecognized share-based compensation expense related to nonvested options and restricted stock amounted to $0.9 million and is expected to be recognized over a weighted average period of 1.66 years.

NOTE 18—REGULATORY MATTERS

The Company (on a consolidated basis) and Bank are each subject to various regulatory capital requirements administered by the federal and state banking agencies.  The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, includes quantitative measures designed to ensure capital adequacy.  The Basel III Rules designed the capital conservation buffer to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.  The Basel III rules require the Company and the Bank to maintain (set forth in the table below):

(i)	Tier 1 Common Equity ratio to risk weighted assets minimum of 4.50% plus a 2.50% “capital conservation buffer” (effectively resulting in minimum Tier 1 Common Equity ratio of 7.00%)
(ii)	Tier 1 Capital ratio to risk weighted assets minimum of 6.00% plus the capital conservation buffer (effectively resulting in a minimum Tier 1 Capital to risk-based capital ratio of 8.50%)
(iii)	Total Capital ratio to risk weighted assets minimum of 8.00% plus the capital conservation buffer (effectively resulting in a minimum Total Capital to risk weighted assets ratio of 10.50%)
(iv)	Tier 1 Leverage Capital ratio minimum of 4.00%.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (applicable only to the Bank), the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.  Management believed, as of December 31, 2020 and 2019, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2020, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (including the capital conservation buffer):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2020
Total Capital (to risk weighted assets):
Company	246,275	19.50%	132,603	10.50%	Not applicable
Bank	211,864	16.83%	132,174	10.50%	$125,880	10.00%
Tier 1 Capital (to risk weighted assets):
Company	180,135	14.26%	107,345	8.50%	Not applicable
Bank	197,056	15.65%	106,998	8.50%	100,704	8.00%
Tier 1 Capital (to average assets):
Company	180,135	13.01%	55,403	4.00%	Not applicable
Bank	197,056	14.06%	56,047	4.00%	70,059	5.00%
Tier 1 Common Equity (to risk weighted assets):
Company	156,427	12.39%	88,402	7.00%	Not applicable
Bank	197,056	15.65%	88,116	7.00%	81,822	6.50%

December 31, 2019
Total Capital (to risk weighted assets):
Company	225,094	19.41%	121,746	10.50%	Not applicable
Bank	216,198	18.70%	121,396	10.50%	$115,615	10.00%
Tier 1 Capital (to risk weighted assets):
Company	180,620	15.58%	98,557	8.50%	Not applicable
Bank	201,735	17.45%	98,273	8.50%	92,492	8.00%
Tier 1 Capital (to average assets):
Company	180,620	12.42%	58,182	4.00%	Not applicable
Bank	201,735	14.68%	54,962	4.00%	68,702	5.00%
Tier 1 Common Equity (to risk weighted assets):
Company	156,969	13.54%	81,164	7.00%	Not applicable
Bank	201,735	17.45%	80,930	7.00%	75,150	6.50%

NOTE 19—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates.

Activity consisted of the following:

	December 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$4,074	$5,637
New loans	709	2,174
Repayments	(2,622)	(3,737)
Balance, end of period	$2,161	$4,074

Deposits from related parties held by the Bank at December 31, 2020 and 2019 amounted to $4.8 million and $6.0 million, respectively.

NOTE 20—FAIR VALUE MEASUREMENTS

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and Cash Equivalents and Interest Earning Deposits in Banks

The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Fair values of interest bearing deposits in banks are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

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

Loans

For variable-rate loans that reprice frequently and that have no significant change in credit risk, carrying values approximate fair value. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values adjusted for selling costs , where applicable.

Loans Held for Sale

The carrying value of loans held for sale generally approximates fair value based on the short-term nature of the assets. If management identifies a loan held for sale that will ultimately sell at a value less than its carrying value, it is recorded at the estimated value.

Loan Servicing Rights

Fair value is based on a discounted cash flow model based on estimates of future net servicing income.

Other Real Estate Owned

Property recognized as other real estate owned is initially recorded at fair value. Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral reduced for estimated selling costs. Due to the significance of the unobservable inputs, all other real estate owned is classified as Level 3.

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

Commitments to Extend Credit and Standby Letters of Credit

As of December 31, 2020 and 2019, the carrying and fair values of commitments to extend credit and standby letters of credit are not considered significant.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2020
Assets
Securities available for sale:
U.S. government and agency securities	$—	$14,593	$—	$14,593
Municipal securities	—	153,654	—	153,654
Mortgage-backed securities	—	135,378	—	135,378
Corporate bonds	—	32,511	—	32,511
Asset-backed securities	—	16,718	—	16,718
Loan servicing rights (1)	—	—	18,396	18,396
Total assets at fair value	$—	$352,854	$18,396	$371,250
Liabilities
Derivative instruments, interest rate swaps	$—	$1,914	$—	$1,914
December 31, 2019
Assets
Securities available for sale:
U.S. government and agency securities	$—	$3,458	$—	$3,458
U.S treasury securities	—	2,506	—	2,506
Mortgage-backed securities	—	152,769	—	152,769
Total assets at fair value	$—	$158,733	$—	$158,733
Liabilities
Derivative instruments, interest rate swaps	$—	$972	$—	$972
(1)	See Note 6 for quantitative information on the significant inputs and a rollforward of activity related to the loan servicing rights

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
December 31, 2020
Impaired loans	$—	$—	$46,521
Other real estate owned	—	—	1,077
Total assets at fair value	$—	$—	$47,598
December 31, 2019
Impaired loans	$—	$—	$44,657
Other real estate owned	—	—	5,521
Total assets at fair value	$—	$—	$50,178

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2020
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-9% (7%)

December 31, 2019
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	5%-64% (29%)

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

Impaired Loans

In accordance with the provisions of the loan impairment guidance, impairment was measured on loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans for which an allowance is established require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on management judgement of discounts to collateral valuations and estimates of costs to sell.

Impairment amounts on impaired loans represent specific valuation allowance and write-downs during the period presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged-off.

Other Real Estate Owned

Foreclosed assets are recorded at fair value based on property appraisals, less estimated selling costs, at the date of the transfer with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, foreclosed assets are carried at the lower of carrying value or fair value, less estimated selling costs with changes in fair value or any impairment amount recorded in the other non-interest expense. Values are estimated using Level 3 inputs based on customized discounting criteria. The carrying value of foreclosed assets is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,084	$19,084	$108,457	$108,457	1
Interest earning cash at other financial institutions	416	416	20,554	20,554	1
FHLB Stock	5,758	5,758	1,628	1,628	2
Securities available for sale	352,854	352,854	158,733	158,733	2
Loans, net of allowance for loan losses	981,477	991,342	1,020,506	1,024,062	3
Loans held for sale	35,976	35,976	2,151	2,151	3
Accrued interest receivable	3,240	3,240	2,571	2,571	2
Loan servicing rights	18,396	18,396	12,509	15,921	3
Financial liabilities:
Deposits:
Time	419,542	426,092	640,925	635,558	2
Other deposits	621,284	621,284	460,517	460,517	1
Other borrowings	49,006	49,006	794	794	3
Advances from FHLB	129,000	130,361	44,400	44,578	2
Subordinated debentures	67,111	67,111	44,858	44,858	3
Accrued interest payable	2,496	2,496	4,769	4,769	2
Derivative instruments, interest rate swaps	1,914	1,914	972	972	2

NOTE 21—EARNINGS PER SHARE

Earnings per common share (“EPS”) was computed based on the following:
	For the Year Ended
	December 31,
	2020	2019
	(dollars in thousands except share data)
Net income from continuing operations	$5,479	$16,452
Less: preferred stock dividends	368	472
Income available to common shareholders for basic EPS	$5,111	$15,980

Average number of common shares issued	7,197,557	7,163,650
Less: weighted average treasury shares	780,070	443,873
Plus: weighted average nonvested equity incentive plan shares	59,686	27,804
Weighted average number of common shares outstanding	6,477,173	6,747,581
Effect of dilutive options	28,025	21,344
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,505,198	6,768,925

NOTE 22—DIVIDEND AND CAPITAL RESTRICTIONS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Cash dividends paid to the Company by the Bank were $22.0 million and $6.0 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 23—SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.

On February 16, 2021, the Company announced the authorization of a stock repurchase plan that allows for the repurchase of up to 609,000 shares of its common stock through February 16, 2024.

On February 16, 2021, our Board of Directors declared a quarterly dividend totaling $0.10 per share for shareholders of record as of March 5, 2021, and payable on March 19, 2021.

NOTE 24 – UNAUDITED INTERIM FINANCIAL DATA

Unaudited quarterly financial data for the periods indicated is summarized below:

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$14,588	$13,106	$13,686	$14,095
Interest expense	3,950	4,452	4,800	5,297
Net interest income	10,638	8,654	8,886	8,798
Provision for loan losses	(455)	79	1,142	2,218
Net interest income after provision for loan losses	11,093	8,575	7,744	6,580
Non-interest income	4,495	3,672	3,380	2,703
Non-interest expense	9,495	7,667	7,465	15,018
Income tax expense (benefit)	1,575	1,164	926	(547)
Net income (loss)	$4,518	$3,416	$2,733	$(5,188)

Basic earnings (loss) per share	$0.70	$0.52	$0.40	$(0.79)
Diluted earnings (loss) per share	$0.70	$0.52	$0.40	$(0.78)
Dividends declared per share	$0.10	$0.07	$0.07	$0.07

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$15,239	$16,759	$17,208	$17,126
Interest expense	5,701	6,507	6,776	6,566
Net interest income	9,538	10,252	10,432	10,560
Provision for loan losses	(51)	(1,154)	876	752
Net interest income after provision for loan losses	9,589	11,406	9,556	9,808
Non-interest income	3,722	4,034	2,887	2,750
Non-interest expense	10,265	7,668	7,446	7,305
Income tax expense	(258)	2,090	1,293	1,491
Net income	$3,304	$5,682	$3,704	$3,762

Basic earnings per share	$0.47	$0.82	$0.53	$0.54
Diluted earnings per share	$0.47	$0.82	$0.53	$0.54
Dividends declared per share	$0.05	$0.05	$0.05	$0.05

NOTE 25 – COUNTY BANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$31,327	$5,016
Investment in bank subsidiary	205,743	204,240
Goodwill	—	5,038
Other assets	4,135	3,566
Total assets	$241,205	$217,860

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$2,318	$1,239
Subordinated debentures, net	67,111	44,858
Shareholders' equity	171,776	171,763
Total liabilities and shareholders' equity	$241,205	$217,860

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2020	December 31, 2019
	(dollars in thousands)
INTEREST AND DIVIDEND INCOME	$281	$147

EXPENSES
Interest expense	3,631	2,743
Goodwill impairment	5,038	—
Other operating expenses	1,473	1,398
Total expenses	10,142	4,141
Income before income taxes and equity in undistributed net income of subsidiary	(9,861)	(3,994)
Income tax benefit	1,369	1,085
Equity in undistributed net income of subsidiary	13,971	19,361
NET INCOME	$5,479	$16,452

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2020	December 31, 2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$5,479	$16,452
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiary	(13,971)	(19,361)
Amortization of core deposit intangible	171	288
Amortization of subordinated debenture costs	449	155
Impairment of goodwill	5,038	—
Net change in:
Other assets	(485)	(1,559)
Other liabilities	406	102
Net cash used in operating activities	(2,913)	(3,923)
Cash flows from investing activities
Dividends received from subsidiary	22,000	6,000
Net cash provided by investing activities	22,000	6,000
Cash flows from financing activities
Proceeds from issuance of common stock	358	265
Increase in subordinated debentures	21,804	—
Payments to acquire treasury stock	(12,576)	—
Dividends paid on preferred stock	(368)	(472)
Dividends paid on common stock	(1,994)	(1,344)
Net cash provided by (used in) financing activities	7,224	(1,551)
Net change in cash and cash equivalents	26,311	526
Cash and cash equivalents, beginning of period	5,016	4,490
Cash and cash equivalents, end of period	$31,327	$5,016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting: There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

REPORT BY COUNTY BANCORP, INC.’S MANAGEMENT

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believed that as of December 31, 2020, the Company maintained effective internal control over financial reporting based on those criteria.  Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting because the Company is not an accelerated filer or a large accelerated filer.  As a result, this annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be included in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors” and “Corporate Governance Matters” and is incorporated herein by reference. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the captions “Executive Compensation,” “Proposal 1: Election of Directors” and “Corporate Governance Matters” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 will be included in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 4: Approval of the 2021 Plan” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the captions “Corporate Governance Matters” and “Certain Relationships and Related Party Transactions” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the caption “Proposal 5: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.  The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements

The following financial statements of the Company, incorporated herein by reference to “Item 8. Financial Statements and Supplementary Data”:

•	Consolidated Balance Sheets as of December 31, 2020 and 2019
•	Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020 and 2019
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

2.Financial Statement Schedules

Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.Exhibits

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

4.2

Form of Common Stock Certificate of County Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 of County Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-200081) filed on November 10, 2014)

4.3

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to County Bancorp, Inc.’s annual report on Form 10-K filed on March 13, 2020)

4.4

Indenture, dated May 30, 2018, by and between County Bancorp, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on May 30, 2018)

4.5

Forms of 5.875% Fixed to Floating Rate Subordinated Note due June 1, 2028 (Included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on May 30, 2018)

4.6

Indenture, dated June 30, 2020, by and between County Bancorp, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on June 30, 2020)

4.7

Forms of 7.00% Fixed-to-Floating Rate Subordinated Note due 2030 (Included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on June 30, 2020)

4.8	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due June 30, 2030 (Incorporated by reference to Exhibit 4.1 of County Bancorp, Inc.’s current report on Form 8-K filed on July 23, 2020)

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

10.17	Form of Pre-Retirement Split Dollar Agreement (Incorporated by reference to Exhibit 10.17 of County Bancorp, Inc. annual report filed on March 13, 2020)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Plante Moran PLLC (Filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 (Filed herewith)

Exhibit Number	Exhibit Description

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schena Document (Filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (Filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Indicates a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTY BANCORP, INC

Date:	March 12, 2021	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy J. Schneider Timothy J. Schneider	President (principal executive officer) and Director	March 12, 2021

/s/ Glen L. Stiteley	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 12, 2021
Glen L. Stiteley
/s/ Andrew J. Steimle	Chairman of the Board and Director	March 12, 2021
Andrew J. Steimle
/s/ Mark R. Binversie	Director	March 12, 2021
Mark R. Binversie
/s/ William C. Censky	Director	March 12, 2021
William C. Censky
/s/ Lynn D. Davis	Director	March 12, 2021
Lynn D. Davis
/s/ Jacob B. Eisen	Director	March 12, 2021
Jacob B. Eisen
/s/ Edson P. Foster, Jr.	Director	March 12, 2021
Edson P. Foster, Jr.
/s/ Robert E. Matzke	Director	March 12, 2021
Robert E. Matzke
/s/ Wayne D. Mueller	Director	March 12, 2021
Wayne D. Mueller
/s/ Patrick J. Roe	Director	March 12, 2021
Patrick J. Roe
/s/ Kathi P. Seifert	Director	March 12, 2021
Kathi P. Seifert
/s/ Vicki L. Tandeski	Director	March 12, 2021
Vicki L. Tandeski
/s/ Gary J. Ziegelbauer	Director	March 12, 2021
Gary J. Ziegelbauer