Form 10-Q
period 2021-03-31
County Bancorp, Inc.
filed 2021-05-07
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2021, the registrant had 6,078,216 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$17,404	$19,084
Interest earning cash at other financial institutions	416	416
Securities available-for-sale, at fair value	385,240	352,854
FHLB Stock	5,875	5,758
Loans held for sale	5,788	35,976
Loans, net of allowance for loan losses of $15,082 as of March 31, 2021; $14,808 as of December 31, 2020	996,582	981,477
Premises and equipment, net	17,177	14,898
Loan servicing rights	18,864	18,396
Other real estate owned, net	739	1,077
Cash surrender value of bank owned life insurance	31,475	31,275
Core deposit intangible, net of accumulated amortization of $1,772 as of March 31, 2021; $1,747 as of December 31, 2020	29	54
Accrued interest receivable and other assets	11,739	11,093
Total assets	$1,491,328	$1,472,358

LIABILITIES
Deposits:
Noninterest-bearing	$139,838	$163,202
Interest-bearing	958,690	877,624
Total deposits	1,098,528	1,040,826
Other borrowings	48,674	49,006
Advances from FHLB	100,000	129,000
Subordinated debentures	67,179	67,111
Deferred tax liability, net	324	2,302
Accrued interest payable and other liabilities	10,286	12,337
Total liabilities	1,324,991	1,300,582

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,226,232 shares issued and 6,094,450 shares outstanding as of March 31, 2021; 7,212,727 shares issued and 6,197,965 shares outstanding as of December 31, 2020	29	29
Surplus	55,691	55,346
Retained earnings	121,939	118,712
Treasury stock, at cost; 1,131,782 shares at March 31, 2021; 1,014,762 shares at December 31, 2020	(20,119)	(17,606)
Accumulated other comprehensive income	797	7,295
Total shareholders' equity	166,337	171,776
Total liabilities and shareholders' equity	$1,491,328	$1,472,358

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020*
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$11,523	$12,582
Taxable securities	1,887	1,282
Tax-exempt securities	246	6
Federal funds sold and other	59	225
Total interest and dividend income	13,715	14,095

INTEREST EXPENSE
Deposits	2,070	4,347
FHLB advances and other borrowed funds	321	244
Subordinated debentures	1,106	706
Total interest expense	3,497	5,297
Net interest income	10,218	8,798
Provision for loan losses	242	2,218
Net interest income after provision for loan losses	9,976	6,580
NON-INTEREST INCOME
Services charges	119	113
Crop insurance commission	301	229
Gain on sale of loans	1,680	543
Loan servicing fees, net	1,039	1,615
Other	573	203
Total non-interest income	3,712	2,703
NON-INTEREST EXPENSE
Employee compensation and benefits	5,582	5,260
Occupancy	279	354
Information processing	661	670
Professional fees	802	401
Writedown of other real estate owned	—	1,360
Goodwill impairment	—	5,038
Other	1,440	1,935
Total non-interest expense	8,764	15,018
Income (loss) before income taxes	4,924	(5,735)
Income tax expense (benefit)	996	(547)
NET INCOME (LOSS)	$3,928	$(5,188)
Less: Cash dividends declared on preferred stock	(81)	(108)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,847	$(5,296)

NET INCOME (LOSS) PER SHARE:
Basic	$0.62	$(0.79)
Diluted	$0.62	$(0.78)
Dividends paid per share	$0.10	$0.07

*Amounts reclassed to current classifications from original presentation

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net income (loss)	$3,928	$(5,188)
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(9,668)	3,447
Income tax benefit (expense)	2,633	(939)
Total other comprehensive income (loss) on securities available-for-sale	(7,035)	2,508
Unrealized gain (loss) on derivatives arising during the period	738	(1,194)
Income tax benefit (expense)	(201)	325
Total other comprehensive income (loss) on derivatives	537	(869)
Total other comprehensive income (loss)	(6,498)	1,639
Comprehensive loss	$(2,570)	$(3,549)

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at January 1, 2020	$8,000	$28	$54,122	$115,595	$(5,030)	$1,798	$174,513
Net loss	—	—	—	(5,188)	—	—	(5,188)
Other comprehensive income	—	—	—	—	—	1,639	1,639
Stock compensation expense	—	—	314	—	—	—	314
Cash dividends declared on common stock	—	—	—	(466)	—	—	(466)
Cash dividends declared on preferred stock	—	—	—	(108)	—	—	(108)
Treasury stock purchases (255,650 shares)	—	—	—	—	(5,853)	—	(5,853)
Proceeds from exercise of common stock options (14,590 shares)	—	—	195	—	—	—	195
Balance at March 31, 2020	$8,000	$28	$54,631	$109,833	$(10,883)	$3,437	$165,046

Balance at December 31, 2020	$8,000	$29	$55,346	$118,712	$(17,606)	$7,295	$171,776
Net Income	—	—	—	3,928	—	—	3,928
Other comprehensive loss	—	—	—	—	—	(6,498)	(6,498)
Stock compensation expense	—	—	273	—	—	—	273
Cash dividends declared on common stock	—	—	—	(620)	—	—	(620)
Cash dividends declared on preferred stock	—	—	—	(81)	—	—	(81)
Treasury stock purchases (117,020 shares)	—	—	—	—	(2,513)	—	(2,513)
Proceeds from exercise of common stock options (6,206 shares)	—	—	72	—	—	—	72
Balance at March 31, 2021	$8,000	$29	$55,691	$121,939	$(20,119)	$797	$166,337

See accompanying notes to unaudited consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$3,928	$(5,188)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	309	345
Amortization of core deposit intangible	25	54
Amortization of subordinated debentures discount	68	38
Impairment of goodwill	—	5,038
Provision for loan losses	242	2,218
Realized loss (gain) on sales of premises and equipment	(5)	350
Realized loss on sales of other real estate owned	17	4
Writedown of other real estate owned	—	1,360
Increase in cash surrender value of bank owned life insurance	(200)	(156)
Deferred income tax expense (benefit)	656	(253)
Stock compensation expense	273	314
Net amortization of securities	488	171
Net change in:
Accrued interest receivable and other assets	(646)	(1,103)
Loans held for sale	30,188	(12,237)
Loan servicing rights	(468)	(1,218)
Accrued interest payable and other liabilities	(1,514)	(2,314)
Net cash provided by (used in) operating activities	33,361	(12,577)
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	7,961	5,315
Purchases of securities available-for-sale	(50,504)	(89,455)
Purchase of FHLB stock	(117)	(3,275)
Purchase of bank owned life insurance	—	(10,000)
Loan originations and principal collections, net	(15,347)	23,399
Proceeds from sales of premises and equipment	18	1,381
Purchases of premises and equipment	(2,601)	(1,849)
Proceeds from sales of other real estate owned	321	910
Net cash used in investing activities	(60,269)	(73,574)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	83,691	(33,756)
Net decrease in certificates of deposits	(25,989)	(47,726)
Net change in other borrowings	(332)	1,399
Proceeds from FHLB advances	162,000	255,000
Repayment of FHLB advances	(191,000)	(190,000)
Payments to acquire treasury stock	(2,513)	(5,853)
Proceeds from issuance of common stock	72	195
Dividends paid on common stock	(620)	(466)
Dividends paid on preferred stock	(81)	(108)
Net cash provided by (used in) financing activities	25,228	(21,315)
Net change in cash and cash equivalents	(1,680)	(107,466)
Cash and cash equivalents, beginning of period	19,500	129,011
Cash and cash equivalents, end of period	$17,820	$21,545

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,458	$3,774
Income taxes	$—	$—
Noncash investing activities:
Transfer from loans to other real estate owned	$—	$—
Loans charged off	$—	$—

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and three months ended March 31, 2021.  The results of operations for the three months ended March 31, 2021 may not necessarily be indicative of the results to be expected for the year ending December 31, 2021, or for any other period.

Management of the Company is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ significantly from those estimates.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021.

New Accounting Pronouncements

On December 27, 2020, the Consolidated Appropriations Act (“CAA”), 2021, was signed into law which extended the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which expired on December 31, 2020.  The CAA included a $900.0 billion COVID-19 relief package that included an additional $284.5 billion in PPP funding.  In March 2021, President Biden signed the American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus package that includes cash payments to individuals, supplemental unemployment insurance, and modifications and expansion of the PPP.  In March 2021, President Biden also signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021. Section 4013 of the CARES Act allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the Coronavirus Disease 2019 (COVID-19) pandemic.  The Company has elected to implement Section 4013, and at March 31, 2021, loan balances totaling $6.1 million were still participating in the payment deferral program.

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848).  The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The ASU was effective upon issuance on March 12, 2020 and can be applied through December 31, 2022. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position, and liquidity.

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

	For the Three Months Ended
	March 31,
	2021	2020
	(dollars in thousands)
Net income (loss) from continuing operations	$3,928	$(5,188)
Less: preferred stock dividends	81	108
Income (loss) available to common shareholders for basic earnings per common share	$3,847	$(5,296)

Weighted average number of common shares issued	7,218,358	7,182,945
Less: weighted average treasury shares	1,080,089	518,740
Plus: weighted average of participating restricted stock units	63,991	39,785
Weighted average number of common shares and participating securities outstanding	6,202,260	6,703,990
Effect of dilutive options	34,465	49,072
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,236,725	6,753,062
Weighted average of anti-dilutive options	54,831	55,764

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of March 31, 2021 and December 31, 2020 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2021
U.S. government and agency securities	$13,453	$—	$(138)	$13,315
Municipal securities	162,639	2,602	(5,145)	160,096
Mortgage-backed securities	148,422	6,244	(1,266)	153,400
Corporate bonds	42,000	253	(440)	41,813
Asset-backed securities	16,456	165	(5)	16,616
	$382,970	$9,264	$(6,994)	$385,240
December 31, 2020
U.S. government and agency securities	$14,745	$—	$(152)	$14,593
Municipal securities	149,203	4,736	(285)	153,654
Mortgage-backed securities	127,804	7,872	(298)	135,378
Corporate bonds	32,500	21	(10)	32,511
Asset-backed securities	16,664	55	(1)	16,718
	$340,916	$12,684	$(746)	$352,854

The amortized cost and fair value of securities at March 31, 2021 and December 31, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
March 31, 2021
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	62,187	61,758
Due after ten years	155,905	153,466
Asset-backed securities	16,456	16,616
Mortgage-backed securities	148,422	153,400
	$382,970	$385,240
December 31, 2020
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	55,024	55,120
Due after ten years	141,424	145,638
Asset-backed securities	16,664	16,718
Mortgage-backed securities	127,804	135,378
	$340,916	$352,854

There were no security sales for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 and December 31, 2020, there were $41.4 million and $23.0 million, respectively, of securities pledged at the Federal Reserve Bank to secure municipal customer deposits.

Federal Home Loan Bank (FHLB) advances were secured by $5.9 million and $5.8 million FHLB stock at March 31, 2021 and December 31, 2020, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2021
U.S. government and agency securities	$—	$—	$13,315	$(138)	$13,315	$(138)
Municipal securities	118,771	(5,145)	—	—	118,771	(5,145)
Mortgage-backed securities	34,945	(1,266)	—	—	34,945	(1,266)
Corporate bonds	28,060	(440)	—	—	28,060	(440)
Asset-backed securities	1,576	(5)	—	—	1,576	(5)
	$183,352	$(6,856)	$13,315	$(138)	$196,667	$(6,994)
December 31, 2020
U.S. government and agency securities	$12,217	$(134)	$2,376	$(18)	$14,593	$(152)
Municipal securities	30,849	(285)	—	—	30,849	(285)
Mortgage-backed securities	7,781	(298)	—	—	7,781	(298)
Corporate bonds	7,990	(10)	—	—	7,990	(10)
Asset-backed securities	3,817	(1)	—	—	3,817	(1)
	$62,654	$(728)	$2,376	$(18)	$65,030	$(746)

The unrealized losses on the investments at March 31, 2021 and December 31, 2020 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2021 and December 31, 2020.

NOTE 4 – LOANS

The components of loans were as follows:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Agricultural loans	$609,482	$606,881
Commercial real estate loans	244,791	235,969
Commercial loans	119,083	115,087
Residential real estate loans	38,063	38,084
Installment and consumer other	245	264
Total gross loans	1,011,664	996,285
Allowance for loan losses	(15,082)	(14,808)
Net loans	$996,582	$981,477

Net unamortized deferred costs totalling $0.5 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectivley, are included in the total gross loans above.

Changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31, 2021
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$10,859	$668	$—	$—	$11,527
Commercial real estate loans	3,139	(282)	—	1	2,858
Commercial loans	805	(145)	—	31	691
Residential real estate loans	5	—	—	—	5
Installment and consumer other	—	1	—	—	1
Total	$14,808	$242	$—	$32	$15,082

	For the Three Months Ended March 31, 2020
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$11,737	$948	$—	$—	$12,685
Commercial real estate loans	1,913	603	—	61	2,577
Commercial loans	1,599	573	—	1	2,173
Residential real estate loans	15	97	—	—	112
Installment and consumer other	3	(3)	—	—	—
Total	$15,267	$2,218	$—	$62	$17,547

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  March 31, 2021 and December 31, 2020:

	March 31, 2021
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$4,340	$7,187	$11,527
Commercial real estate loans	192	2,666	2,858
Commercial loans	88	603	691
Residential real estate loans	—	5	5
Installment and consumer other	—	1	1
Total ending allowance for loan losses	4,620	10,462	15,082
Loans:
Agricultural loans	54,495	554,987	609,482
Commercial real estate loans	7,074	237,717	244,791
Commercial loans	2,786	116,297	119,083
Residential real estate loans	58	38,005	38,063
Installment and consumer other	—	245	245
Total loans	64,413	947,251	1,011,664
Net loans	$59,793	$936,789	$996,582

	December 31, 2020
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,504	$7,355	$10,859
Commercial real estate loans	672	2,467	3,139
Commercial loans	86	719	805
Residential real estate loans	—	5	5
Installment and consumer other	—	—	—
Total ending allowance for loan losses	4,262	10,546	14,808
Loans:
Agricultural loans	63,777	543,104	606,881
Commercial real estate loans	7,077	228,892	235,969
Commercial loans	2,818	112,269	115,087
Residential real estate loans	59	38,025	38,084
Installment and consumer other	—	264	264
Total loans	73,731	922,554	996,285
Net loans	$69,469	$912,008	$981,477

The following tables present loans individually evaluated for impairment by class of loans at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$7,599	$7,219	$—
Commercial real estate loans	5,209	4,328	—
Commercial loans	2,244	2,237	—
Residential real estate loans	61	58	—
	$15,113	$13,842	$—

With an allowance recorded:
Agricultural loans	$51,856	$47,276	$4,340
Commercial real estate loans	4,582	2,746	192
Commercial loans	580	549	88
Residential real estate loans	—	—	—
	$57,018	$50,571	$4,620
Total	$72,131	$64,413	$4,620

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$20,245	$20,120	$—
Commercial real estate loans	288	288	—
Commercial loans	2,504	2,481	—
Residential real estate loans	61	59	—
	$23,098	$22,948	$—

With an allowance recorded:
Agricultural loans	$47,971	$43,657	$3,504
Commercial real estate loans	8,245	6,790	672
Commercial loans	357	336	86
Residential real estate loans	—	—	—
	$56,573	$50,783	$4,262
Total	$79,671	$73,731	$4,262

The following table presents the aging of the recorded investment in past due loans at March 31, 2021 and December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
March 31, 2021
Agricultural loans	$1,658	$—	$4,745	$6,403	$603,079	$609,482
Commercial real estate loans	—	—	4,328	4,328	240,463	244,791
Commercial loans	—	—	56	56	119,027	119,083
Residential real estate loans	—	—	—	—	38,063	38,063
Installment and consumer other	—	—	—	—	245	245
Total	$1,658	$—	$9,129	$10,787	$1,000,877	$1,011,664

December 31, 2020
Agricultural loans	$47	$—	$5,041	$5,088	$601,793	$606,881
Commercial real estate loans	82	—	4,283	4,365	231,604	235,969
Commercial loans	—	—	96	96	114,991	115,087
Residential real estate loans	4	—	—	4	38,080	38,084
Installment and consumer other	—	—	—	—	264	264
Total	$133	$—	$9,420	$9,553	$986,732	$996,285

The following table presents the recorded investment in nonaccrual loans by class of loan:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Agricultural loans	$37,416	$35,067
Commercial real estate loans	6,099	6,093
Commercial loans	400	405
Residential real estate loans	58	59
Total	$43,973	$41,624

The following tables present the average recorded investment and interest income recognized on impaired loans by portfolio segment for the three months ended March 31, 2021 and 2020:

	As of and for the Three Months Ended March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$59,455	$54,495	$4,340	$59,136	$926
Commercial real estate loans	9,791	7,074	192	7,076	37
Commercial loans	2,824	2,786	88	2,802	40
Residential real estate loans	61	58	—	58	1
Total	$72,131	$64,413	$4,620	$69,072	$1,004

	As of and for the Three Months Ended March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$63,876	$60,234	$3,678	$59,533	$1,310
Commercial real estate loans	3,674	3,640	802	3,661	25
Commercial loans	2,154	1,837	1,310	1,850	48
Residential real estate loans	61	60	—	61	1
Total	$69,765	$65,771	$5,790	$65,105	$1,384

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

Troubled Debt Restructurings

The Company allocated approximately $4.6 million and $3.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2021 and December 31, 2020, respectively.  The Company had no additional lending commitments at March 31, 2021 or December 31, 2020 to customers with outstanding loans that were classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is returned to accrual status.  The following table presents the TDRs and related allowance for loan losses by loan class at March 31, 2021 and December 31, 2020:

	Non-Accrual	Restructured and Accruing	Total	Allowance for Loan Losses Allocated
	(dollars in thousands)
March 31, 2021
Agricultural loans	$26,382	$10,630	$37,012	$4,273
Commercial real estate loans	1,772	975	2,747	192
Commercial loans	66	1,890	1,956	88
Total	$28,220	$13,495	$41,715	$4,553

December 31, 2020
Agricultural loans	$27,223	$15,690	$42,913	$3,494
Commercial real estate loans	1,810	984	2,794	315
Commercial loans	68	1,918	1,986	4
Total	$29,101	$18,592	$47,693	$3,813

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, 2021		March 31, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	1	$299	2	$232
Total	1	$299	2	$232

The following table provides the troubled debt restructurings for the three months ended March 31, 2021 and 2020 grouped by type of concession:

	For the Three Months Ended
	March 31, 2021		March 31, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Term concessions	—	$—	1	$49
Extension of interest-only payments	1	299	—	—
Combination of extension of term and interest rate concessions	—	—	1	183
Total	1	$299	2	$232

No troubled debt restructurings defaulted within twelve months of the restructure date during the three ended March 31, 2021 and March 31, 2020.

The CAA extended Section 4013 of the CARES Act which allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the COVID-19 pandemic. The Company has elected to implement Section 4013, the balance of those loans modified under Section 4103 was $6.1 million at March 31, 2021.

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

The Bank will not accrue interest on any loan past due 90-days or more.  Furthermore, the Bank will place any loan on non-accrual status for which payment in full of principal and interest is not expected.  A loan shall be placed on non-accrual as soon as it is determined that payment in full of interest and/or principal is unlikely.  The Bank’s chief credit officer may approve the placement of a loan on non-accrual prior to 90-days past due.

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$402,735	$129,840	$—	$34,310	$42,597	$609,482
Commercial real estate loans	210,260	26,113	—	2,319	6,099	244,791
Commercial loans	106,172	9,614	605	2,331	361	119,083
Residential real estate loans	37,749	256	—	—	58	38,063
Installment and consumer other	245	—	—	—	—	245
Total	$757,161	$165,823	$605	$38,960	$49,115	$1,011,664

	As of December 31, 2020
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$374,595	$155,546	$1,854	$34,452	$40,434	$606,881
Commercial real estate loans	200,208	26,266	—	3,402	6,093	235,969
Commercial loans	103,488	8,022	647	2,566	364	115,087
Residential real estate loans	37,758	267	—	—	59	38,084
Installment and consumer other	264	—	—	—	—	264
Total	$716,313	$190,101	$2,501	$40,420	$46,950	$996,285

NOTE 5 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of loans serviced for others were approximately $841.9 million and $812.6 million at March 31, 2021 and December 31, 2020, respectively.  The fair value of these rights were approximately $18.9 million and $18.4 million at March 31, 2021 and December 31, 2020.

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

The fair value of servicing rights at March 31, 2021 was determined using an assumed discount rate of 14.7% percent and a weighted average run-off rate of 16.24%, ranging from 15.67% to 24.42%, depending upon loan type, the stratification of the specific right, and nominal credit losses.  The fair value of servicing rights at December 31, 2020 was determined using an assumed discount rate of 14.3% and weighted average run-off rate of 16.59%, ranging from 16.02% to 24.72%, depending upon the stratification of the specific right, and nominal credit losses.

Changes to the fair value are reported in loan servicing fees within the consolidated statements of operations.

The following tables summarize servicing rights capitalized, along with the aggregate activity in related valuation allowances for periods indicated.
For the Three Months Ended
March 31, 2021
(dollars in thousands)
Balance at December 31, 2020	$18,396
Additions, net	1,587
Fair value changes:
Decay due to increases in principal paydowns or runoff	(271)
Due to changes in valuation inputs or assumptions	(848)
Balance, March 31, 2021	$18,864

For the Three Months Ended
March 31, 2020
(dollars in thousands)
Balance at January 1, 2020	$15,921
Additions, net	505
Fair value changes:
Decay due to increases in principal paydowns or runoff	(265)
Due to changes in valuation inputs or assumptions	50
Balance, March 31, 2020	$16,211

NOTE 6 – DEPOSITS

Deposits are summarized as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Demand deposits	$139,838	$163,202
NOW and interest checking	95,591	96,624
Savings	8,430	7,367
Money market accounts	390,742	344,250
Certificates of deposit	278,591	304,580
National time deposits	26,302	44,347
Brokered deposits	159,034	80,456
Total deposits	$1,098,528	$1,040,826

NOTE 7—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $100.0 million and $129.0 million on March 31, 2021 and December 31, 2020, respectively. These advances, rates, and maturities were as follows:

			March 31,	December 31,
	Maturity	Rate	2021	2020
			(dollars in thousands)
Fixed rate, fixed term	01/04/2021	0.23%	$—	$29,000
Fixed rate, fixed term	04/12/2021	1.92%	8,000	8,000
Fixed rate, fixed term	05/03/2021	0.00%	4,000	4,000
Fixed rate, fixed term	06/15/2021	1.39%	5,000	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, fixed term	03/18/2022	1.03%	15,000	15,000
Fixed rate, fixed term	03/25/2022	0.75%	10,000	10,000
Fixed rate, fixed term	11/16/2022	0.38%	20,000	20,000
Fixed rate, putable, 2 years no call	01/12/2023	2.03%	8,000	8,000
Fixed rate, fixed term	03/23/2023	1.26%	10,000	10,000
Fixed rate, fixed term	03/27/2023	0.82%	15,000	15,000
			$100,000	$129,000

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At March 31, 2021 and December 31, 2020, the Bank had pledged qualifying mortgage loans of $390.6 million and $367.6 million, respectively.

As of March 31, 2021 and December 31, 2020, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $109.3 million and $111.5 million in loans at March 31, 2021 and December 31, 2020, respectively.  The borrowings available to the Company were $82.0 million and $83.3 million, as of March 31, 2021 and December 31, 2020, respectively.  There were no outstanding advances included in other borrowings at March 31, 2021 and December 31, 2020.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At March 31, 2021 and December 31, 2020, the amounts of these borrowings were $0.1 million and $0.2 million, respectively.

Also included in other borrowings is the financing lease for our full-service banking location in Manitowoc, Wisconsin.  This branch location was owned by the Bank and was sold to a third party in March 2020.  The Bank is leasing back a portion of the building for its full-service branch.  Under the terms of the current lease which began on March 2, 2020, the Company is obligated to pay monthly rent of $16 thousand with an initial lease term of ten years with two renewal options of five years each.  As of March 31, 2021 and December 31, 2020, the liability remaining under the financing lease was $1.3 million.

Company largely funded the Small Business Administration’s Paycheck Protection Program (“PPP”) loans through the Federal Reserve’s PPP Liquidity Facility, which allowed for 12-month advances collateralized by PPP loans at an interest rate of 0.35%.  The balance of these advances was $47.3 million and $47.5 million at March 31, 2021 and December 31, 2020, respectively, and were secured by PPP loans of the same amount.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Balance outstanding at end of period	$48,674	$49,006
Average amount outstanding during the period	51,220	61,483
Maximum amount outstanding at any month-end	56,299	93,709
Weighted average interest rate during the period	0.38%	0.42%
Weighted average interest rate at end of period	0.39%	0.39%

NOTE 8 — SUBORDINATED DEBENTURES

The following is a summary of the carrying values, including unamortized issuance costs, of the Company’s subordinated debt as of the dates indicated:

	As of March 31, 2021					As of December 31, 2020
	Balance Outstanding	Interest Rate	Interest Reset Date	Call Date	Maturity Date	Balance Outstanding
	(dollars in thousands)
Junior subordinated notes issued to County Bancorp Statutory Trust II (1)(2)	$6,186	1.71%	06/15/2021	N/A	09/15/2035	$6,186
Junior subordinated notes issued to County Bancorp Statutory Trust III (1)(3)	6,186	1.87%	06/15/2021	N/A	06/15/2036	6,186
Junior subordinated notes issued to Fox River Valley Capital Trust I (4)	3,348	6.40%	11/30/2023	N/A	05/30/2033	3,336
5.875% Fixed-to-Floating rate subordinated notes (5)	29,592	5.875%	06/01/2023	06/01/2023	06/01/2028	29,545
7.00% Fixed-to-Floating rate subordinated notes (6)	21,867	7.00%	06/30/2025	06/30/2025	06/30/2030	21,858
Total subordinated debentures	$67,179					$67,111
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

NOTE 9 – EQUITY INCENTIVE PLAN

Under the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of March 31, 2021, 25,406 options or shares of restricted stock remained available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

The status of the Plan as of March 31, 2021 and changes in the Plan during the three months ended March 31, 2021 were as follows:

	March 31, 2021
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	249,667	$19.75
Granted	—	—
Exercised	(6,206)	13.18
Forfeited/expired	(7,797)	19.77
Outstanding, end of period	235,664	$19.92	$1,601
Options exercisable at period-end	174,691	$19.87	$801
Weighted-average fair value of options granted during the period (2)		$—

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the three months ended March 31, 2021 was as follows:

	March 31, 2021
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	6,299	$24.80
Granted	—	—
Vested	(3,500)	22.90
Forfeited/expired	(493)	27.15
Outstanding, end of period	2,306	$27.19

	March 31, 2021
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	66,856	$19.38
Granted	32,853	22.53
Vested	(11,879)	19.50
Forfeited/expired	(3,332)	18.25
Outstanding, end of period	84,498	$20.63
Restricted shares vested not yet issued, end of period	9,779	$23.61

For the three months ended March 31, 2021 and 2020, share-based compensation expense, including options and restricted stock awards and units, applicable to the Plan was $0.3 million.

As of March 31, 2021, unrecognized share-based compensation expense related to nonvested share-based compensation instruments amounted to $1.2 million and is expected to be recognized over a weighted average period of 1.95 years.

NOTE 10 – REGULATORY MATTERS

The Company (on a consolidated basis) and Bank are each subject to various regulatory capital requirements administered by the federal and state banking agencies.  The Basel III rules, a comprehensive capital framework for U.S. banking organizations, includes quantitative measures designed to ensure capital adequacy.  The Basel III rules designed the capital conservation buffer to absorb losses during periods of economic stress and effectively increase the minimum required risk-weighted capital ratios.  The Basel III rules require the Company and the Bank to maintain:

(i)	Tier 1 Common Equity ratio to risk weighted assets minimum of 4.50% plus a 2.50% “capital conservation buffer” (effectively resulting in minimum Tier 1 Common Equity ratio of 7.00%);
(ii)	Tier 1 Capital ratio to risk weighted assets minimum of 6.00% plus the capital conservation buffer (effectively resulting in a minimum Tier 1 Capital to risk-based capital ratio of 8.50%);
(iii)	Total Capital ratio to risk weighted assets minimum of 8.00% plus the capital conservation buffer (effectively resulting in a minimum Total Capital to risk weighted assets ratio of 10.50%); and
(iv)	Tier 1 Leverage Capital ratio minimum of 4.00%.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (applicable only to the Bank), the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.  Management believed, as of March 31, 2021 and December 31, 2020, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2021, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since the notification that management believes have changed the Bank’s category

The Company and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (including the capital conservation buffer):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2021
Total Capital (to risk weighted assets):
Consolidated	$247,772	19.11%	$136,164	10.50%	Not applicable
Bank	215,631	16.68%	135,755	10.50%	$129,291	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	181,231	13.98%	$110,228	8.50%	Not applicable
Bank	200,549	15.51%	109,897	8.50%	103,433	8.00%
Tier 1 Capital (to average assets):
Consolidated	181,231	12.69%	57,125	4.00%	Not applicable
Bank	200,549	13.88%	57,790	4.00%	72,237	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	157,511	12.15%	$90,776	7.00%	Not applicable
Bank	200,549	15.51%	90,504	7.00%	84,039	6.50%

December 31, 2020
Total Capital (to risk weighted assets):
Consolidated	$246,275	19.50%	$132,603	10.50%	Not applicable
Bank	211,864	16.83%	132,174	10.50%	$125,880	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	180,135	14.26%	107,345	8.50%	Not applicable
Bank	197,056	15.65%	106,998	8.50%	100,704	8.00%
Tier 1 Capital (to average assets):
Consolidated	180,135	13.01%	55,403	4.00%	Not applicable
Bank	197,056	14.06%	56,047	4.00%	70,059	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	156,427	12.39%	88,402	7.00%	Not applicable
Bank	197,056	15.65%	88,116	7.00%	81,822	6.50%

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
March 31, 2021
Securities available for sale:
U.S. government and agency securities	$—	$13,315	$—	$13,315
Municipal securities	—	160,096	—	160,096
Mortgage-backed securities	—	153,400	—	153,400
Corporate bonds	—	41,813	—	41,813
Asset-backed securities	—	16,616	—	16,616
Loan servicing rights (1)	—	—	18,864	18,864
Total assets at fair value	$—	$385,240	$18,864	$404,104
Derivative instruments, interest rate swaps	—	1,176	—	1,176
Total liabilities at fair value	$—	$1,176	$—	$1,176
December 31, 2020
Securities available for sale:
U.S. government and agency securities	$—	$14,593	$—	$14,593
Municipal securities	—	153,654	—	153,654
Mortgage-backed securities	—	135,378	—	135,378
Corporate bonds	—	32,511	—	32,511
Asset-backed securities	—	16,718	—	16,718
Loan servicing rights (1)	—	—	18,396	18,396
Total assets at fair value	$—	$352,854	$18,396	$371,250
Derivative instruments, interest rate swaps	—	1,914	—	1,914
Total liabilities at fair value	$—	$1,914	$—	$1,914
(1)	See Note 5 for quantitative information on the significant inputs and a rollforward of activity related to the loan servicing rights.

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
March 31, 2021
Impaired loans	$—	$—	$45,951
Other real estate owned	—	—	739
Total assets at fair value	$—	$—	$46,690
December 31, 2020
Impaired loans	$—	$—	$46,521
Other real estate owned	—	—	1,077
Total assets at fair value	$—	$—	$47,598

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis were as follows:

March 31, 2021
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-7% (7%)

December 31, 2020
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-9% (7%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	March 31,		December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$17,404	$17,404	$19,084	$19,084	1
Interest earning cash at other financial institutions	416	416	416	416	1
FHLB Stock	5,875	5,875	5,758	5,758	2
Securities available for sale	385,240	385,240	352,854	352,854	2
Loans, net of allowance for loan losses	996,582	1,004,518	981,477	991,342	3
Loans held for sale	5,788	5,788	35,976	35,976	3
Accrued interest receivable	4,060	4,060	3,240	3,240	2
Loan servicing rights	18,864	18,864	18,396	18,396	3
Financial liabilities:
Deposits:
Time	463,927	457,095	419,542	426,092	2
Other deposits	634,601	634,601	621,284	621,284	1
Other borrowings	48,674	48,674	49,006	49,006	3
Advances from FHLB	100,000	101,068	129,000	130,361	2
Subordinated debentures	67,179	66,179	67,111	67,111	3
Accrued interest payable	2,536	2,536	2,496	2,496	2
Derivative instruments, interest rate swaps	1,176	1,176	1,914	1,914	2

NOTE 12 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended
	March 31,
	2021	2020
	(dollars in thousands)
Balance, beginning of period	$1,077	$5,521
Assets foreclosed	—	—
Write-down of other real estate owned	—	(1,360)
Net loss on sales of other real estate owned	(17)	(4)
Proceeds from sale of other real estate owned	(321)	(910)
Balance, end of period	$739	$3,247

Expenses applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended
	March 31,
	2021	2020
	(dollars in thousands)
Net loss on sales of other real estate owned	$(17)	$(4)
Write-down of other real estate owned	—	(1,360)
Operating expenses, net of rental income	(19)	(116)
	$(36)	$(1,480)

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

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at March 31, 2021 and December 31, 2020.  Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized gain of $0.7 million was recognized in accumulated other comprehensive income for the three months ended March 31, 2021, and a pre-tax loss of $1.2 million was recognized in accumulated other comprehensive income for the three months ended March 31, 2020.  There was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $2.4 million of cash as collateral to the counterparty as of March 31, 2021.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.

There were no other significant events or transactions occurring after March 31, 2021, but prior to May 7, 2021, that provided additional evidence about conditions that existed at March 31, 2021.

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

•	government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reformst;
•	adverse changes in the economic conditions of our market area and of the agriculture market generally, dairy in particular;
•	adverse changes in the financial services industry and national and local real estate markets (including real estate values);
•	competition among depository and other financial institutions, as well as financial technology (FinTech) companies and other non-traditional competitors;
•	risks related to a high concentration of dairy-related collateral located in our market area;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•	the failure of assumptions and estimates underlying the establishment of our allowance for loan losses and estimation of values of collateral and various financial assets and liabilities;
•	interest rate risks associated with our business;
•	fluctuations in the values of the securities held in our securities portfolio;
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

•	changes in accounting policies and practices, including the implementation of CECL;

•	our ability to retain key members of our senior management team;
•	our ability to successfully manage liquidity risk;
•	the effectiveness of our risk management framework;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of the London Interbank Offered Rate (“LIBOR”) and the adoption of a substitute;
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

There have been no material changes to the critical accounting policies included in the 2020 Form 10-K filed on March 12, 2021.

Significant Developments – Impact of COVID-19

The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2021 and 2020, and has had a complex and adverse impact on the economy and the banking industry and is expected to continue to adversely impact the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Wisconsin, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020.  A stay-at-home order was imposed in March 2020, and on May 13, 2020, businesses and social gatherings began reopening based on local ordinances in a phased-in approach, subject to public health reopening guidelines, including social distancing and limitations on capacity.

The Bank and its branches remained open during these orders because banks were deemed essential businesses although lobbies were initially closed from March 18, 2020, to June 22, 2020 and again from October 13, 2020 to March 1, 2021.  Based on the current environment, it is unclear how communities in Wisconsin will change, relax, or impose new stay-at-home and social distancing policies, including as a result of the availability of vaccines, and how that will impact the economy and our customers.

Across the United States, as a result of the curtailment of business activities since March 2020, many states have experienced a dramatic increase in unemployment levels. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Wisconsin (on a seasonally adjusted basis) increased from 3.1% in March 2020 to 13.6% in April 2020, and subsequently decreased to 3.8% in March 2021 (based on preliminary numbers).

Policy and Regulatory Developments.  Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching the current range of 0.0 – 0.25%.
•

On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the PPP.  The Bank participates as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized.  In addition in December 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that included an additional $284.5 billion in PPP funding.  In March 2021, President Biden signed the American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus package that includes cash payments to individuals, supplemental unemployment insurance, and modifications and expansion of the PPP.  In March 2021, President Biden also signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021.

•

The CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.  In addition on April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.  The FDIC and the Board of Governors of the Federal Reserve System, in consultation with state financial regulators, issued a revision to the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on March 22, 2020. The revised interagency statement encourages financial institutions to work constructively with borrowers impacted by COVID-19, provides additional information regarding loan modifications, and clarifies the interaction between the interagency statement and related relief provided by the CARES Act.  The Statement provides guidance on handling payment modification requests for impacted borrowers without triggering TDR classifications, by allowing up to 6-months of payment deferrals or interest only to assist our customers at this time.

Effects on Our Business.  The COVID-19 pandemic and the specific developments referred to above have had and will continue to have an impact on our business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in retail shopping centers, limited service restaurants, hotels, assisted living and nursing homes and residential rental industries may continue to endure significant economic distress, which may cause them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and may adversely impact the value of collateral.  These developments, together with economic conditions generally, may impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans.  As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Our Response.  We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

In response to the interagency statement encouraging financial institutions to work with borrowers impacted by COVID-19, between March 31, 2020 and March 31, 2021, we processed 184 customer payment modification requests for customers who had loan balances of $200.4 million, and at March 31, 2021, five customers remained on payment relief with loan balances totaling $6.1 million,

•

The Bank processed 904 PPP loan applications in round one, totaling $106.2 million, and 461 applications in round two totaling $32.6 million in the first quarter of 2021.  These loans are being funded through borrowings from the Federal Reserve’s PPP Liquidity Facility so as not to reduce the Bank’s available liquidity.  As of March 31, 2021, there were $46.3 million of PPP loans (rounds one and two) outstanding.  We are currently working with PPP borrowers to help them through the process of forgiveness of their PPP loans.

•	Approximately 80% of the Bank’s employees are working remotely as of March 31, 2021. In our branch network, the drive thrus are open, and the lobbies reopened to the public on March 1, 2021.
•

There are no current plans to suspend our common stock repurchase plan or common stock dividend.  The Board and management will continue to evaluate our capital plans as our credit metrics and capital levels change.  In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Operational Overview

•

Net income for the three months ended March 31, 2021 was $3.9 million, compared to $4.5 million for the three months ended December 31, 2020, and a net loss of $5.2 million for the three months ended March 31, 2020.  The year-over-year increase was primarily the result of $5.0 million of goodwill impairment during the first quarter of 2020 and $2.0 million decrease in provision for loan losses for the three months ended March 31, 2021.

•	Total securities available-for-sale increased $32.4 million, or 9.2% from December 31, 2020 to $385.2 million at March 31, 2021, and increased $139.1 million, or 56.5%, since March 31, 2020.
•	Total loans increased $15.4 million, or 1.5%, from December 31, 2020 to $1.0 billion at March 31, 2021, and decreased $0.8 million, or 0.1%, from March 31, 2020.
•

Participated and sold loans that we continue to service totaled $841.9 million at March 31, 2021, an increase of $29.3 million, or 3.6%, since December 31, 2020, and an increase of $94.3 million, or 12.6%, since March 31, 2020.

•	Non-performing assets increased $2.0 million, or 4.7%, since December 31, 2020, to $44.7 million at March 31, 2021, and increased $9.4 million, or 26.7%, since March 31, 2020.
•

Client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) decreased $2.8 million, or 0.3%, since December 31, 2020, to $913.2 million at March 31, 2021, and increased $121.5 million, or 15.3%, since March 31, 2020.

•	Cost of funds on interest bearing deposits decreased 22 basis points since the quarter ended December 31, 2020 to 0.91%, and decreased 92 basis points since the quarter ended March 31, 2021.

Selected Financial Data

	As of and for the		As of and for the
	Three Months Ended		Year Ended
	March 31, 2021	March 31, 2020	December 31, 2020
	(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$13,715	$14,095	$55,475
Interest expense	3,497	5,297	18,499
Net interest income	10,218	8,798	36,976
Provision for loan losses	242	2,218	2,984
Net interest income after provision for loan losses	9,976	6,580	33,992
Non-interest income	3,712	2,703	14,250
Non-interest expense	8,764	15,018	39,645
Income tax expense (benefit)	996	(547)	3,118
Net income	$3,928	$(5,188)	$5,479

Per Common Share Data:
Basic earnings (loss) per common share	$0.62	$(0.79)	$0.79
Diluted earnings (loss) per common share	$0.62	$(0.78)	$0.79
Adjusted diluted earnings (loss) per common share (1)	$0.62	$(0.04)	$1.56
Cash dividends per common share	$0.10	$0.07	$0.31
Book value per share, end of period	$25.99	$24.17	$26.42
Tangible book value per share, end of period (1)	$25.98	$24.15	$26.42
Weighted average common shares - basic	6,202,260	6,700,329	6,477,173
Weighted average common shares - diluted	6,236,725	6,749,401	6,505,198
Common shares outstanding, end of period	6,094,450	6,496,790	6,197,965

Selected Balance Sheet Data:
Total assets	$1,491,328	$1,354,974	$1,472,358
Securities available-for-sale	385,240	246,148	352,854
Total loans	1,011,664	1,012,436	996,285
Allowance for loan losses	(15,082)	(17,547)	(14,808)
Total deposits	1,098,528	1,019,960	1,040,826
Other borrowings and FHLB advances	148,674	111,593	178,006
Subordinated debentures	67,179	44,896	67,111
Total shareholders' equity	166,337	165,046	171,776

Performance Ratios:
Return on average assets (annualized)	1.06%	(1.53)%	0.38%
Return on average shareholders' equity (annualized)	9.11%	(11.97)%	3.22%
Return on average common shareholders' equity (1)	9.29%	(12.81)%	3.15%
Equity to assets ratio	11.15%	12.18%	11.67%
Net interest margin	2.95%	2.74%	2.68%
Interest rate spread	2.73%	2.37%	2.37%
Non-interest income to average assets (annualized)	1.00%	0.80%	1.19%
Non-interest expense to average assets (annualized)	2.37%	4.43%	2.58%
Net overhead ratio (annualized) (2)	1.36%	3.64%	1.40%
Efficiency ratio (1)	62.79%	74.92%	66.09%
Dividend payout ratio	16.13%	(8.97)%	39.24%

Asset Quality Ratios:
Adverse classified asset ratio (1)	39.61%	32.35%	39.43%
Non-performing loans to total loans (3)	4.35%	3.17%	4.18%
Allowance for loan losses to:
Total loans	1.49%	1.73%	1.49%
Non-performing loans	34.30%	54.75%	35.58%
Net charge-offs to average loans	0.00%	(0.01)%	0.32%
Non-performing assets to total assets (3)	3.00%	2.61%	2.90%

(1)

Adjusted diluted earnings per common share, tangible book value per share, return on average common shareholders’ equity, efficiency ratio, and adverse classified asset ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of these financial measures to their most comparable GAAP measures.

(2)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(3)	Non-performing loans consist of nonaccrual loans. Non-performing assets consist of nonaccrual loans and other real estate owned.
	As of
	March 31, 2021	March 31, 2020
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	10.62%	11.59%
Total capital to risk-weighted assets (Bank)	16.68%	17.95%
Tangible common equity to tangible assets (1)	10.62%	11.58%

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

	Three Months Ended		Year Ended
	March 31, 2021	March 31, 2020	December 31, 2020
	(dollars in thousands)
Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$8,764	$15,018	$39,645
Less: goodwill impairment	—	(5,038)	(5,038)
Less: historical tax credit investment impairment	—	(1,364)	—
Less: net loss on sales and write-downs of OREO	(17)	—	(1,195)
Adjusted non-interest expense (non-GAAP)	$8,747	$8,616	$33,412

Net interest income	$10,218	$8,798	$36,976
Non-interest income	3,712	2,703	14,250
Less: net gain on sales of securities	—	—	(671)
Operating revenue	$13,930	$11,501	$50,555
Efficiency ratio	62.79%	74.92%	66.09%

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

	Three Months Ended		Year Ended
	March 31, 2021	March 31, 2020	December 31, 2020
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	9.11%	(11.97)%	3.22%
Effect of excluding average preferred shareholders' equity	0.18%	(0.84)%	(0.07)%
Return on average common shareholders' equity	9.29%	(12.81)%	3.15%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	March 31, 2021	March 31, 2020	December 31, 2020
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$158,338	$157,046	$163,776
Less: Core deposit intangible, net of amortization	29	171	54
Tangible common equity	$158,309	$156,875	$163,722
Common shares outstanding	6,094,450	6,496,790	6,197,965
Tangible book value per share	$25.98	$24.15	$26.42

Total assets	$1,491,328	$1,354,974	$1,472,358
Less: Core deposit intangible, net of amortization	29	171	54
Tangible assets	$1,491,299	$1,354,803	$1,472,304
Tangible common equity to tangible assets	10.62%	11.58%	11.12%

Adjusted diluted earnings per share is a non-GAAP measure based on GAAP amounts.  In our judgment, the adjustments made to diluted earnings per share allow investors to better assess our income related to core operations by removing the volatility associated with the goodwill impairment, which was a one-time, non-cash expense.

	Three Months Ended		Year Ended
	March 31, 2021	March 31, 2020	December 31, 2020
	(dollars in thousands, except per share data)
Adjusted diluted earnings per share:
Net income from continuing operations	$3,928	$(5,188)	$5,479
Less: preferred stock dividends	(81)	(108)	(367)
Plus: goodwill impairment	—	5,038	5,038
Adjusted income available to common shareholders for basic earnings per common share	$3,847	$(258)	$10,150

Weighted average number of common shares outstanding	6,202,260	6,703,990	6,477,173
Effect of dilutive options	34,465	49,072	28,025
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,236,725	6,753,062	6,505,198

Adjusted diluted earnings per share	$0.62	$(0.04)	$1.56

Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	March 31, 2021	March 31, 2020
	(dollars in thousands, except per share data)
Adverse classified asset ratio:
Substandard loans	88,075	71,694
Other real estate owned	739	3,247
Substandard unused commitments	5,091	2,840
Less: Substandard government guarantees	(8,485)	(7,699)
Total adverse classified assets (non-GAAP)	$85,420	$70,082

Total equity (Bank)	$202,200	$204,089
Accumulated other comprehensive gain on available-for-sale securities	(1,651)	(5,012)
Allowance for loan losses	15,082	17,547
Adjusted total equity (non-GAAP)	$215,631	$216,624
Adverse classified asset ratio	39.61%	32.35%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 16.1% to $10.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily attributable to a 92 basis point decrease in rates paid on interest bearing deposits that contributed to the decrease in interest expense by $2.3 million.  The decrease in cost of funds was coupled with a $1.1 million decrease in interest income on loans which was primarily attributable to a 28 basis point decrease in loan yield on an average balance that was $15.1 million lower than the comparable quarter.

Interest income decreased $0.4 million to $13.7 million for the first quarter of 2021 compared to $14.1 million for the first quarter of 2020, which resulted mainly from a decrease in average loan balance and a decline in loan yields from 4.89% for the first quarter of 2020 to 4.61% for the first quarter of 2021, which was only partially offset by a net increase of $0.7 million in interest income from investment securities and interest-bearing deposits due from other banks from the first quarter of 2020.

PPP loans contributed $1.0 million in interest and related SBA fee income for the three months ended March 31, 2021.  There was no PPP income for the three months ended March 31, 2020.  The following table shows the accretive effect the SBA PPP loans had on net interest margin for the three months ended March 31, 2021:

For the Three Months Ended
March 31, 2021
Net interest margin excluding PPP loans	2.74%
Accretion related to PPP loans:
Yield on PPP loans	(0.06)%
Yield on PPP loan SBA fees	0.29%
Interest expense on PPP Liquidity Facility programs	(0.02)%
Total accretion related to PPP loans	0.21%
Total net interest margin	2.95%

Interest expense decreased from $5.3 million for the first quarter of 2020 to $3.5 million for the first quarter of 2021, which was primarily the result of a 79 basis point decrease in the rate paid on interest-bearing liabilities.  The decline in average rate was primarily the result of the Federal Reserve’s decrease to the target federal funds rate in March 2020 and our focused efforts to increase customer transactional deposits which have a lower rate than time deposits.  Rates paid on savings, NOW, money market, and interest checking accounts decreased from 0.92% for the quarter ended March 31, 2020 to 0.32% for the quarter ended March 31, 2021, and the average balance increased by $0.1 million between the two periods.  Rates paid on time deposits decreased from 2.33% for the quarter ended March 31, 2020 to 1.55% for the quarter ended March 31, 2021, and the average balance decreased by $0.2 million between the same periods.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields earned on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.

As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic that we expect to incur, we expect that our net interest income and net interest margin could decrease in future periods.

The following tables reflect the components of net interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$372,235	$2,187	2.38%	$196,353	$1,289	2.63%
Loans excluding PPP loans(2)	969,429	10,479	4.38%	1,028,637	12,582	4.89%
PPP loans - round 1 (2)	27,252	961	14.30%	—	—	—
PPP loans - round 2 (2)	16,857	83	2.01%	—	—	—
Total loans (2)	1,013,538	11,523	4.61%	1,028,637	12,582	4.89%
Interest bearing deposits due from other banks	19,949	5	0.10%	60,825	225	1.48%
Total interest-earning assets	$1,405,722	$13,715	3.96%	$1,285,815	$14,096	4.39%
Allowance for loan losses	(14,932)			(15,330)
Other assets	90,109			84,461
Total assets	$1,480,899			$1,354,946

Liabilities
Savings, NOW, money market, interest checking	$477,159	$380	0.32%	$334,740	$774	0.92%
Time deposits	442,626	1,690	1.55%	613,753	3,574	2.33%
Total interest-bearing deposits	$919,785	$2,070	0.91%	$948,493	$4,348	1.83%
Other borrowings	51,220	48	0.38%	1,259	11	3.49%
FHLB advances	116,311	273	0.95%	56,708	233	1.65%
Junior subordinated debentures	67,123	1,106	6.68%	44,871	706	6.29%
Total interest-bearing liabilities	$1,154,439	$3,497	1.23%	$1,051,331	$5,298	2.02%
Non-interest-bearing deposits	138,814			113,351
Other liabilities	15,190			16,877
Total liabilities	$1,308,443			$1,181,559

Shareholders' equity	172,456			173,387
Total liabilities and equity	$1,480,899			$1,354,946

Net interest income		$10,218			$8,798
Interest rate spread (3)			2.73%			2.37%
Net interest margin (4)			2.95%			2.74%
Ratio of interest-earning assets to interest-bearing liabilities	1.22			1.22
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2021 v. 2020
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$(105)	$1,003	$898
Loans (excluding PPP)	(1,351)	(752)	(2,103)
PPP loans - round 1	1,639	(678)	961
PPP loans - round 2	(1,130)	1,213	83
Total loans	(842)	(217)	(1,059)
Federal funds sold and interest-bearing deposits with banks	(128)	(92)	(220)
Total interest income	(1,075)	694	(381)
Interest Expense:
Savings, NOW, money market and interest checking	(1,144)	750	(394)
Time deposits	(1,030)	(854)	(1,884)
Other borrowings	(1)	38	37
FHLB advances	(28)	68	40
Junior subordinated debentures	45	355	400
Total interest expense	(2,158)	357	(1,801)
Net interest income	$1,083	$337	$1,420

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a provision expense for loan losses of $0.2 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020.  The decrease in provision was primarily the result of a $2.0 million qualitative factor for industries that were deemed to be high-risk due to the COVID-19 pandemic for the three months ended March 31, 2020, and the economic uncertainty at that time.  As of March 31, 2021, only $0.5 million of this qualitative factor remained.

The specific reserve related to impaired loans was $4.6 million at March 31, 2021, which was an increase of $0.4 million, or 8.4%, from December 31, 2020, which was the result of an additional impairment on an agricultural relationship that was already impaired.  During the first quarter of 2021, watch and worse rated loans decreased by $25.5 million, or 9.3%, compared to December 31, 2020, primarily as the result of eight dairy customers upgraded to a low satisfactory rating.  This improvement in asset quality is expected to continue in the second quarter of 2021 as we complete the annual review process.

As of March 31, 2021, there were five customer relationships with loans in payment deferral associated with COVID-19 customer support programs totaling $6.1 million, or 0.6% of total loans, which is a decrease of $16.8 million, or 63.5%, since December 31, 2020

Other than the qualitative factor for COVID-19 discussed above, there have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.  Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $15.1 million, or 1.49% of total loans, was appropriate as of March 31, 2021.  This is compared to an allowance for loan losses of $17.5 million, or 1.73% of total loans, at March 31, 2020, and $14.8 million, or 1.49% of total loans, at December 31, 2020.

Non-Interest Income

Non-interest income for the three months ended March 31, 2021 increased by 36.5% to $3.7 million from $2.7 million for the three months ended March 31, 2020.  The $1.0 million increase was primarily the result of $0.3 million and $0.2 million increases in loan servicing fees and net loan servicing right income, respectively, which was the result of $94.3 million additional loans serviced for the three months ended March 31, 2021 compared to the same period in the previous year.  In addition, referral fee income increased $0.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The following table reflects the components of non-interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Service charges	$119	$113
Crop insurance commission	301	229
Gain on sale of residential loans	93	38
Gain on sale of service-retained loans	1,587	505
Total gain on sale of loans	1,680	543
Loan servicing fees	2,158	1,830
Decay due to increases in principal paydowns or runoff	(271)	(265)
Changes in valuation inputs or assumptions	(848)	50
Total loan servicing fees, net	1,039	1,615
Referral fees	319	17
Other	254	186
Total non-interest income	$3,712	$2,703

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2021 decreased $6.3 million, or 41.6%, to $8.8 million compared to the three months ended March 31, 2020, primarily due to the $5.0 million goodwill impairment and a $1.4 million OREO writedown that took place the first quarter of 2020.  Small increases in employee compensation and benefits and professional fees for the three months ended March 31, 2021 were offset by decreases in occupancy, OREO, and other non-interest expenses.

The following table reflects the components of our non-interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Employee compensation and benefits	$5,582	$5,260
Occupancy	279	354
Information processing	661	670
Professional fees	802	401
Business development	307	366
Other real estate owned expenses	23	116
Write-down of other real estate owned	—	1,360
Net loss on other real estate owned	17	4
Depreciation and amortization	257	301
Goodwill impairment	—	5,038
Other	836	1,148
Total non-interest expense	$8,764	$15,018

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

Income tax expense (benefit) for the three months ended March 31, 2021 and 2020, was $1.0 million and $(0.5) million, respectively, which represents an effective tax rate of 20.2% and 9.5%, respectively.  The increase in the effective tax rate for the 2021 period compared to the 2020 period was primarily the result of the non-deductible goodwill impairment that took place during the first quarter of 2020.

Financial Condition

Total assets increased $19.0 million, or 1.3%, from December 31, 2020 to $1.5 billion at March 31, 2021.  Total loans increased by $15.4 million, or 1.5%, since December 31, 2020, primarily as the result of the $32.6 million of second round PPP loans that were funded in the first quarter of 2021 which were partially offset by the forgiveness from the SBA of $24.1 million of first round PPP loans during the same period.  In addition, commercial real estate loans increased $8.8 million as of March 31, 2021, which were partially offset by normal pay-downs.

Total liabilities increased $24.4 million, or 1.9%, from December 31, 2020 to $1.3 billion at March 31, 2021.  This increase was primarily attributable to a $60.5 million increase in wholesale deposits that was used to purchase securities as part of our long-term leverage strategy and to paydown FHLB borrowings.  We funded the second round of PPP loans discussed above with advances received through the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”).  PPPLF borrowings bear an interest rate of 0.35%.  The balance of the PPPLF was $47.3 million at March 31, 2021, compared to $47.5 million at December 31, 2020 due to payments made against the facility when forgiveness was received from the SBA for the first round of PPP loans.

Shareholders’ equity decreased $5.5 million, or 3.2%, to $166.3 million at March 31, 2021 from $171.8 million at December 31, 2020.  This decrease was due primarily to $6.4 million of unrealized losses in our securities portfolio during the first quarter of 2021, which was partially offset by net income for the three months ended March 31, 2021 of $3.9 million.  In addition, the Company repurchased 117,020 shares of its common stock, totaling $2.5 million, during the three months ended March 31, 2021.  Total shareholders’ equity was also reduced by the payment of $0.7 million of dividends on common and preferred stock during the three months ended March 31, 2021.

Net Loans

Net loans increased by $15.1 million, or 1.5%, to $1.0 billion at March 31, 2021 from December 31, 2020.  This increase was primarily the result of $32.6 million of second round PPP loans that were funded in the first quarter of 2021, which were partially offset by the forgiveness from the SBA of $24.1 million of first round PPP loans during the same period.  In addition, commercial real estate loans increased $8.8 million as of March 31, 2021, which were partially offset by normal pay-downs.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$609,482	60.2%	$606,881	60.9%
Commercial real estate loans	244,791	24.2%	235,969	23.7%
Commercial loans	72,834	7.2%	77,297	7.8%
PPP loans	46,249	4.6%	37,790	3.8%
Residential real estate loans	38,063	3.8%	38,084	3.8%
Installment and consumer other	245	0.0%	264	0.0%
Total gross loans	$1,011,664	100.0%	$996,285	100.0%
Allowance for loan losses	(15,082)		(14,808)
Loans, net	$996,582		$981,477

The following table sets forth the composition of PPP loans in our loan portfolio at the dates indicated:

	March 31, 2021			December 31, 2020
	# of Loans	Balance	Deferred Fee Income	# of Loans	Balance	Deferred Fee Income
	(dollars in thousands)
PPP 1oans - Round 1	127	$13,674	$301	456	$37,790	$1,191
PPP loans - Round 2	461	32,595	1,479	—	—	—
Total PPP loans	588	$46,269	$1,780	456	$37,790	$1,191
% of Total loans		4.57%			3.79%

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects our earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of all or some of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of probable incurred losses in the loan portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to, past loan loss experience, the nature of the portfolio, economic conditions, information about specific borrower situations, and estimated collateral values. Our board of directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

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

We continually refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us. We mitigate this risk by actively using government guarantee programs.  12.1% of our substandard loans are partially guaranteed by the U.S. Farm Services Agency (“FSA”) or the SBA.  The amount of the guarantee can range from 80% to 95% of unpaid principal for FSA guaranteed loans and 50% to 100% for SBA guaranteed loans.

At March 31, 2021 and December 31, 2020, the allowance for loan losses was $15.1 million and $14.8 million, respectively, which resulted in a ratio of the allowance to total loans of 1.49% for each period.

Charge-offs and recoveries by loan category for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Balance, beginning of period	$14,808	$15,267
Loans charged off:
Agriculture loans	—	—
Commercial real estate loans	—	—
Commercial loans	—	—
Residential real estate loans	—	—
Installment and consumer other	—	—
Total loans charged off	$—	$—
Recoveries:
Agriculture loans	—	—
Commercial real estate loans	1	61
Commercial loans	31	1
Residential real estate loans	—	—
Installment and consumer other	—	—
Total recoveries	32	62
Net loans recovered	$(32)	$(62)
Provision for loan losses	242	2,218
Allowance for loan losses, end of period	$15,082	$17,547

Selected loan quality ratios:
Net charge offs to average loans	0.00%	(0.01)%
Allowance for loan losses to total loans (end of period)	1.49%	1.73%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	26.24%	30.70%

As provided in the interagency statement, the Company has been working with its borrowers impacted by COVID-19.  As of March 31, 2021, loans with COVID-19 payment modifications were $6.1 million, or 0.6% of total loans.  We will continue to evaluate the impacts of these payment modification requests on our allowance for loan losses.

Loan Servicing Rights

As part of our growth and risk management strategy, we have actively developed a loan participation and loan sales network. Our ability to sell loan participations and whole loans benefits us by freeing up capital and funding to lend to new customers as well as increasing non-interest income through the recognition of loan sale and servicing revenue. Because we continue to service these loans, we are able to maintain a relationship with the customer. Additionally, we receive a servicing fee that offsets some of the cost of administering the loan, while maintaining the customer relationship.

Loan servicing rights are recognized as separate assets when rights are acquired through the sale of financial assets. Servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  Under the fair value method, the value of the asset is based on a discounted cash flow model. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, ancillary income, and run-off rates.  These variables change from quarter-to-quarter as market conditions and projected interest rates change and may have an adverse impact on the value of the servicing right and may result in a reduction to non-interest income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Information about the loan servicing portfolio is shown below:

	For the Three Months Ended
	March 31, 2021	December 31, 2020
	(dollars in thousands)
Loan servicing rights, end of period	$18,864	$18,396
Loans serviced, end of period	841,893	812,560
Loan servicing rights as a % of loans serviced	2.24%	2.26%

Total loan servicing fees	$2,158	$1,974
Average loans serviced	827,227	805,190
Annualized loan servicing fees as a % of average loans serviced	1.04%	0.98%

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities, asset-backed securities, and corporate bonds. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities increased to $385.2 million at March 31, 2021 from $352.9 million at December 31, 2020, in an effort to deploy excess cash and mitigate interest rate risk.  During the three months ended March 31, 2021, we recognized unrealized holding losses of $9.7 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government and agency securities	13,453	13,315	14,745	14,593
Municipal securities	162,639	160,096	149,203	153,654
Mortgage-backed securities	148,422	153,400	127,804	135,378
Corporate bonds	42,000	41,813	32,500	32,511
Asset-backed securities	16,456	16,616	16,664	16,718
Total securities available-for-sale	$382,970	$385,240	$340,916	$352,854

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

Total deposits increased $57.7 million, or 5.5%, from December 31, 2020 to $1.1 billion at March 31, 2021, due primarily to a $60.5 million increase in wholesale deposits in order to facilitate investment purchases. The increase in wholesale funding was partially offset by a $2.8 million decrease in client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit).  This decrease in client deposits was expected due to seasonal attrition.

As of March 31, 2021 and December 31, 2020, the distribution by type of deposit account was as follows:

	March 31, 2021		December 31, 2020
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$139,838	12.7%	$163,202	15.6%
NOW accounts and interest checking	95,591	8.7%	96,624	9.3%
Savings	8,430	0.8%	7,367	0.7%
Money market accounts	390,742	35.5%	344,250	33.1%
Certificates of deposit	278,591	25.4%	304,580	29.3%
Brokered deposits	26,302	2.4%	44,347	4.3%
National time deposits	159,034	14.5%	80,456	7.7%
Total deposits	$1,098,528	100.0%	$1,040,826	100.0%

Hedging Activities

As of March 31, 2021, the Company had two outstanding interest rate swaps designated as a cash flow hedge, each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $1.2 million and $1.9 million was recognized at March 31, 2021 and December 31, 2020, respectively, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.

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

At March 31, 2021, advances from the FHLB were $100.0 million compared to $129.0 million at December 31, 2020.  At March 31, 2021, there were advances from the Federal Reserve Bank’s PPPLF program totaling $47.3 million compared to $47.5 million at December 31, 2020.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $33.4 million and ($12.6) million for the three months ended March 31, 2021 and 2020, respectively.  Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $60.3 million and $73.6 million for the three months ended March 31, 2021 and 2020, respectively.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $25.2 million and ($21.3) million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Bank had $35.8 million and $82.0 million in borrowing capacity with the FHLB and the Federal Reserve Bank of Chicago, respectively, to mitigate any liquidity needs.  The Bank also had $329.2 million in unpledged securities available for sale available for liquidity needs.

At March 31, 2021, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $200.5 million, or 13.88% of adjusted average total assets, which is above the minimum level to be well-capitalized of $72.2 million, or 5.0% of adjusted average total assets, and total risk-based capital of $215.6 million, or 16.68% of risk-weighted assets, which is above the minimum level to be well-capitalized of $129.3 million, or 10.5% of risk-weighted assets.  In addition, the Company issued $22.4 million of subordinated debt during 2020 that qualifies as Tier 2 capital that is available to support the Bank.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At March 31, 2021, there were $111.5 million of retained earnings available for the payment of dividends by the Bank to the Company but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of March 31, 2021.

At March 31, 2021, the holding company exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $181.2 million, or 12.69% of adjusted average assets, which is above the minimum level for capital adequacy of $57.1 million, or 4.0% of adjusted average assets, and total risk-based capital of $247.8 million, or 19.11% of risk-weighted assets, which is above the minimum level for capital adequacy of $136.2 million, or 10.0% of risk-weighted assets.

During the fourth quarter of 2020, the Company began construction on a new branch in Appleton, Wisconsin with an estimated completion of the fourth quarter of 2021.  The remaining contractual obligation related to the construction was $4.8 million at March 31, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2021, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning March 31, 2021 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$46,700	17.34%	$43,500	16.00%
+200 bps	43,300	8.79%	41,200	9.87%
+100 bps	41,400	4.02%	39,500	5.33%
Base	39,800	0.00%	37,500	0.00%
-100 bps	38,300	-3.77%	36,500	-2.67%
-200 bps	37,500	-5.78%	35,800	-4.53%

As of March 31, 2021, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one- and two-year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional, and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes to the risk factors set forth in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not issue any unregistered equity securities during the quarter ended March 31, 2021.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January 1 - 31, 2021	46,566	$21.69	39,408	62,740
February 1 - 28, 2021	33,475	22.34	33,475	638,265
March 1 - 31, 2021	36,979	24.61	36,979	601,286
(1)

On January 29, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to 673,000 shares of its common stock through January 23, 2023.  Stock repurchases under the program could be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. As of March 31, 2021, all the authorized shares in this program had been repurchased for a total of $14.9 million.  On February 16, 2021, the Company announced that its Board of Directors extended the stock repurchase program, authorizing the purchase of up to an aggregate of 609,000 additional shares of the Company’s outstanding common stock through February 16, 2024.  The timing of purchases and the number of shares repurchased under the program are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice.  As of March 31, 2021, $0.2 million, or 7,714 shares, of the Company’s common stock had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Articles of Incorporation of County Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of County Bancorp, Inc.’s annual report on Form 10-K filed on March 15, 2018)

3.2

Third Amended and Restated Bylaws of County Bancorp, Inc. as of November 20, 2018 (Incorporated by reference to Exhibit 3.1 of County Bancorp, Inc.’s current report on Form 8-K filed on November 27, 2018)

10.1

Employment Agreement among County Bancorp, Inc., Investors Community Bank, and Glen L. Stiteley (Incorporated by reference to Exhibit 10.1 of County Bancorp Inc.’s current report on Form 8-K filed on July 20, 2017)

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

104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: May 7, 2021	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: May 7, 2021	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)