Form 10-Q
period 2021-06-30
County Bancorp, Inc.
filed 2021-08-06
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 6,026,748 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2021 and December 31, 2020

	June 30, 2021	December 31, 2020
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$72,329	$19,084
Interest earning cash at other financial institutions	416	416
Securities available-for-sale, at fair value	349,334	352,854
FHLB Stock	5,485	5,758
Loans held for sale	15,805	35,976
Loans, net of allowance for loan losses of $11,466 as of June 30, 2021; $14,808 as of December 31, 2020	990,424	981,477
Premises and equipment, net	18,923	14,898
Loan servicing rights	19,478	18,396
Other real estate owned, net	914	1,077
Cash surrender value of bank owned life insurance	31,678	31,275
Core deposit intangible, net of accumulated amortization of $1,789 as of June 30, 2021; $1,747 as of December 31, 2020	12	54
Accrued interest receivable and other assets	12,274	11,093
Total assets	$1,517,072	$1,472,358

LIABILITIES
Deposits:
Noninterest-bearing	$158,880	$163,202
Interest-bearing	976,846	877,624
Total deposits	1,135,726	1,040,826
Other borrowings	35,557	49,006
Advances from FHLB	88,000	129,000
Subordinated debentures	67,519	67,111
Deferred tax liability, net	2,951	2,302
Accrued interest payable and other liabilities	12,507	12,337
Total liabilities	1,342,260	1,300,582

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,250,476 shares issued and 6,026,748 shares outstanding as of June 30, 2021; 7,212,727 shares issued and 6,197,965 shares outstanding as of December 31, 2020	29	29
Surplus	56,272	55,346
Retained earnings	127,992	118,712
Treasury stock, at cost; 1,223,728 shares at June 30, 2021; 1,014,762 shares at December 31, 2020	(22,346)	(17,606)
Accumulated other comprehensive income	4,865	7,295
Total shareholders' equity	174,812	171,776
Total liabilities and shareholders' equity	$1,517,072	$1,472,358

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020*	2021	2020*
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,000	$12,009	$23,523	$24,574
Taxable securities	2,205	1,283	4,092	2,565
Tax-exempt securities	261	162	508	168
Federal funds sold and other	71	111	129	336
Total interest and dividend income	14,537	13,565	28,252	27,643

INTEREST EXPENSE
Deposits	1,716	3,721	3,786	8,068
FHLB advances and other borrowed funds	277	343	598	587
Subordinated debentures	1,106	736	2,212	1,442
Total interest expense	3,099	4,800	6,596	10,097
Net interest income	11,438	8,765	21,656	17,546
Provision for (recovery of) loan losses	(4,278)	1,142	(4,036)	3,360
Net interest income after provision for loan losses	15,716	7,623	25,692	14,186
NON-INTEREST INCOME
Services charges	165	139	284	252
Crop insurance commission	291	229	593	458
Gain on sale of loans	1,873	1,045	3,552	1,588
Loan servicing fees, net	1,116	1,156	2,156	2,771
Gain (loss) on sale of securities	(1,453)	570	(1,453)	570
Other	259	362	832	582
Total non-interest income	2,251	3,501	5,964	6,221
NON-INTEREST EXPENSE
Employee compensation and benefits	6,426	4,594	12,008	9,854
Occupancy	293	305	572	659
Information processing	664	663	1,325	1,333
Professional fees	450	480	1,252	881
Writedown of other real estate owned	—	—	—	1,360
Goodwill impairment	—	—	—	5,038
Loss (gain) on sale of fixed assets	(1,075)	(1)	(1,081)	349
Merger-related professional fees	385	—	385	—
Other	1,622	1,424	3,069	3,008
Total non-interest expense	8,765	7,465	17,530	22,482
Income (loss) before income taxes	9,202	3,659	14,126	(2,075)
Income tax expense	2,459	926	3,455	379
NET INCOME (LOSS)	$6,743	$2,733	$10,671	$(2,454)
Less: Cash dividends declared on preferred stock	(79)	(99)	(160)	(207)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,664	$2,634	$10,511	$(2,661)

NET INCOME (LOSS) PER SHARE:
Basic	$1.08	$0.40	$1.70	$(0.40)
Diluted	$1.07	$0.40	$1.69	$(0.40)
Dividends paid per share	$0.10	$0.07	$0.20	$0.14

*Amounts reclassed to current classifications from original presentation

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)

Net income (loss)	$6,743	$2,733	$10,671	$(2,454)
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	4,322	5,685	(5,346)	9,132
Income tax benefit (expense)	(1,176)	(1,548)	1,457	(2,487)
Reclassification for realized losses (gains) on securities	1,453	(570)	1,453	(570)
Income tax expense (benefit)	(396)	154	(396)	154
Total other comprehensive income (loss) on securities available-for-sale	4,203	3,721	(2,832)	6,229
Unrealized gain (loss) on derivatives arising during the period	(186)	(60)	553	(1,254)
Income tax benefit (expense)	51	17	(151)	342
Total other comprehensive income (loss) on derivatives	(135)	(43)	402	(912)
Total other comprehensive income (loss)	4,068	3,678	(2,430)	5,317
Comprehensive income	$10,811	$6,411	$8,241	$2,863

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at January 1, 2020	$8,000	$28	$54,122	$115,595	$(5,030)	$1,798	$174,513
Net loss	—	—	—	(5,188)	—	—	(5,188)
Other comprehensive income	—	—	—	—	—	1,639	1,639
Stock compensation expense	—	—	314	—	—	—	314
Cash dividends declared on common stock	—	—	—	(466)	—	—	(466)
Cash dividends declared on preferred stock	—	—	—	(108)	—	—	(108)
Treasury stock purchases (255,650 shares)	—	—	—	—	(5,853)	—	(5,853)
Proceeds from exercise of common stock options (14,590 shares)	—	—	195	—	—	—	195
Balance at March 31, 2020	$8,000	$28	$54,631	$109,833	$(10,883)	$3,437	$165,046
Net income	—	—	—	2,733	—	—	2,733
Other comprehensive income	—	—	—	—	—	3,678	3,678
Stock compensation expense	—	—	182	—	—	—	182
Cash dividends declared on common stock	—	—	—	(455)	—	—	(455)
Cash dividends declared on preferred stock	—	—	—	(99)	—	—	(99)
Treasury stock purchases (127,280 shares)	—	—	—	—	(2,560)	—	(2,560)
Balance at June 30, 2020	$8,000	$28	$54,813	$112,012	$(13,443)	$7,115	$168,525

Balance at December 31, 2020	$8,000	$29	$55,346	$118,712	$(17,606)	$7,295	$171,776
Net Income	—	—	—	3,928	—	—	3,928
Other comprehensive loss	—	—	—	—	—	(6,498)	(6,498)
Stock compensation expense	—	—	273	—	—	—	273
Cash dividends declared on common stock	—	—	—	(620)	—	—	(620)
Cash dividends declared on preferred stock	—	—	—	(81)	—	—	(81)
Treasury stock purchases (117,020 shares)	—	—	—	—	(2,513)	—	(2,513)
Proceeds from exercise of common stock options (6,206 shares)	—	—	72	—	—	—	72
Balance at March 31, 2021	$8,000	$29	$55,691	$121,939	$(20,119)	$797	$166,337
Net income	—	—	—	6,743	—	—	6,743
Other comprehensive income	—	—	—	—	—	4,068	4,068
Stock compensation expense	—	—	224	—	—	—	224
Cash dividends declared on common stock	—	—	—	(611)	—	—	(611)
Cash dividends declared on preferred stock	—	—	—	(79)	—	—	(79)
Treasury stock purchases (91,946 shares)	—	—	—	—	(2,227)	—	(2,227)
Proceeds from exercise of common stock options (18,274 shares)	—	—	357	—	—	—	357
Balance at June 30, 2021	$8,000	$29	$56,272	$127,992	$(22,346)	$4,865	$174,812

See accompanying notes to unaudited consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$10,671	$(2,454)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	598	676
Amortization of core deposit intangible	42	100
Amortization of subordinated debentures discount	408	76
Impairment of goodwill	—	5,038
Provision for (recovery of) loan losses	(4,036)	3,360
Realized loss (gain) on sales of securities available-for-sale	1,453	(570)
Realized loss (gain) on sales of premises and equipment	(1,082)	236
Realized loss on sales of other real estate owned	17	4
Writedown of other real estate owned	—	1,360
Increase in cash surrender value of bank owned life insurance	(403)	(344)
Deferred income tax expense (benefit)	1,710	(240)
Stock compensation expense	497	496
Net amortization of securities	1,074	443
Net change in:
Accrued interest receivable and other assets	(1,181)	(655)
Loans held for sale	20,171	(9,696)
Loan servicing rights	(1,082)	(1,493)
Accrued interest payable and other liabilities	573	(1,628)
Net cash provided by (used in) operating activities	29,430	(5,291)
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	17,001	13,000
Purchases of securities available-for-sale	(53,754)	(100,339)
Proceeds from sales of securities available-for-sale	33,852	27,790
Purchase (redemption) of FHLB stock	273	(4,130)
Purchase of bank owned life insurance	—	(10,000)
Loan originations and principal collections, net	(5,271)	(51,809)
Proceeds from sales of premises and equipment	1,750	2,199
Purchases of premises and equipment	(5,291)	(3,822)
Proceeds from sales of other real estate owned	506	1,528
Net cash used in investing activities	(10,934)	(125,583)
Cash flows from financing activities
Net increase in demand and savings deposits	140,095	86,554
Net decrease in certificates of deposits	(45,195)	(114,943)
Net change in other borrowings	(13,449)	101,054
Proceeds from FHLB advances	376,000	516,000
Repayment of FHLB advances	(417,000)	(467,000)
Payments to acquire treasury stock	(4,740)	(8,413)
Proceeds from issuance of subordinated debt	—	16,976
Proceeds from issuance of common stock	429	195
Dividends paid on common stock	(1,231)	(921)
Dividends paid on preferred stock	(160)	(207)
Net cash provided by financing activities	34,749	129,295
Net change in cash and cash equivalents	53,245	(1,579)
Cash and cash equivalents, beginning of period	19,500	129,011
Cash and cash equivalents, end of period	$72,745	$127,432

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,685	$12,729
Income taxes	$490	$350
Noncash operating activities:
Change in accounting principle	$—	$2,484
Noncash investing activities:
Transfer from loans to other real estate owned	$360	$—
Loans charged off	$—	$144

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position and results of operations as of and for the three and six months ended June 30, 2021.  The results of operations for the three and six months ended June 30, 2021 may not necessarily be indicative of the results to be expected for the year ending December 31, 2021, or for any other period.

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

Merger Transaction

On June 22, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with Nicolet Bankshares, Inc. (“Nicolet”), a Wisconsin corporation, pursuant to which the Company will merge with and into Nicolet (the “Merger”). Following the Merger, the Bank will merge with and into Nicolet National Bank, Nicolet’s wholly-owned bank subsidiary, with Nicolet National Bank continuing as the surviving bank, with all Bank branches operating under the Nicolet National Bank brand.  The Merger is contingent upon the approval of the Company’s and Nicolet’s shareholders, our regulators, and certain customary closing conditions.  Subject to our receipt of the required approvals, the Merger is expected to be completed in the fourth quarter of 2021.  For additional information on this proposed Merger, see Note 2 “Acquisition” to our consolidated financial statements.

New Accounting Pronouncements

On December 27, 2020, the Consolidated Appropriations Act (“CAA”), 2021, was signed into law which extended the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which expired on December 31, 2020.  The CAA included a $900.0 billion COVID-19 relief package that included an additional $284.5 billion in PPP funding.  In March 2021, President Biden signed the American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus package that included cash payments to individuals, supplemental unemployment insurance, and modifications and expansion of the PPP.  In March 2021, President Biden also signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021. Section 4013 of the CARES Act was extended in the CAA and allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the Coronavirus Disease 2019 (COVID-19) pandemic.  The Company has elected to implement Section 4013, and at June 30, 2021, loan balances totaling $2.9 million were still participating in the payment deferral program and were not classified as troubled debt restructurings.

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

NOTE 2 – ACQUISITION

On June 22, 2021, the Company entered into the Merger Agreement with Nicolet Bankshares, Inc.  Inc.  Following the Merger, the Bank will merge with and into Nicolet National Bank, Nicolet’s wholly-owned bank subsidiary, with Nicolet National Bank continuing as the surviving bank, with all Bank branches operating under the Nicolet National Bank brand.

Under the terms of the Merger Agreement, at the effective time of the Merger, the Company’s shareholders will have the right to receive for each share of the Company’s common stock, at the election of each holder and subject to proration, either $37.18 in cash or 0.48 shares of Nicolet common stock. County shareholder elections will be prorated to ensure the total consideration will consist of approximately 20% cash and approximately 80% common stock.

The Merger is contingent upon the approval of the Company’s and Nicolet’s shareholders, our and Nicolet’s regulators and certain customary closing conditions.  Subject to our receipt of the required approvals, the Merger is expected to be completed in the fourth quarter of 2021.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income (loss) from continuing operations	$6,743	$2,733	$10,671	$(2,454)
Less: preferred stock dividends	79	99	160	207
Income (loss) available to common shareholders for basic earnings per common share	$6,664	$2,634	$10,511	$(2,661)

Weighted average number of common shares issued	7,242,997	7,198,901	7,230,746	7,190,923
Less: weighted average treasury shares	1,179,271	759,294	1,129,954	639,017
Plus: weighted average of participating restricted stock units	97,915	65,291	81,047	52,281
Weighted average number of common shares and participating securities outstanding	6,161,641	6,504,898	6,181,839	6,604,187
Effect of dilutive options	46,438	28,511	41,952	39,548
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,208,079	6,533,409	6,223,791	6,643,735
Weighted average of anti-dilutive options	39,495	62,313	47,163	55,764

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of June 30, 2021 and December 31, 2020 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2021
U.S. government and agency securities	$12,948	$—	$(107)	$12,841
Municipal securities	127,089	3,741	(826)	130,004
Mortgage-backed securities	140,037	5,822	(805)	145,054
Corporate bonds	45,000	242	(193)	45,049
Asset-backed securities	16,215	172	(1)	16,386
	$341,289	$9,977	$(1,932)	$349,334
December 31, 2020
U.S. government and agency securities	$14,745	$—	$(152)	$14,593
Municipal securities	149,203	4,736	(285)	153,654
Mortgage-backed securities	127,804	7,872	(298)	135,378
Corporate bonds	32,500	21	(10)	32,511
Asset-backed securities	16,664	55	(1)	16,718
	$340,916	$12,684	$(746)	$352,854

The amortized cost and fair value of securities at June 30, 2021 and December 31, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
June 30, 2021
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	67,685	67,716
Due after ten years	117,352	120,178
Asset-backed securities	16,215	16,386
Mortgage-backed securities	140,037	145,054
	$341,289	$349,334
December 31, 2020
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	55,024	55,120
Due after ten years	141,424	145,638
Asset-backed securities	16,664	16,718
Mortgage-backed securities	127,804	135,378
	$340,916	$352,854

Proceeds from the sale of available-for-sale securities were $33.9 million for the three and six months ended June 30, 2021, which resulted in a loss of $1.5 million.  For the three and six months ended June 30, 2020, proceeds from the sale of available-for-sale securities were $27.8 million which resulted in a gain of $0.6 million.

At June 30, 2021 and December 31, 2020, there were $32.5 million and $23.0 million, respectively, of securities pledged at the Federal Reserve Bank to secure municipal customer deposits.

Federal Home Loan Bank (FHLB) advances were secured by $5.5 million and $5.8 million FHLB stock at June 30, 2021 and December 31, 2020, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2021
U.S. government and agency securities	$—	$—	$12,841	$(107)	$12,841	$(107)
Municipal securities	58,747	(826)	—	—	58,747	(826)
Mortgage-backed securities	34,778	(805)	—	—	34,778	(805)
Corporate bonds	15,307	(193)	—	—	15,307	(193)
Asset-backed securities	1,496	(1)	—	—	1,496	(1)
	$110,328	$(1,825)	$12,841	$(107)	$123,169	$(1,932)
December 31, 2020
U.S. government and agency securities	$12,217	$(134)	$2,376	$(18)	$14,593	$(152)
Municipal securities	30,849	(285)	—	—	30,849	(285)
Mortgage-backed securities	7,781	(298)	—	—	7,781	(298)
Corporate bonds	7,990	(10)	—	—	7,990	(10)
Asset-backed securities	3,817	(1)	—	—	3,817	(1)
	$62,654	$(728)	$2,376	$(18)	$65,030	$(746)

The unrealized losses on the investments at June 30, 2021 and December 31, 2020 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2021 and December 31, 2020.

NOTE 5 – LOANS

The components of loans were as follows:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Agricultural loans	$613,513	$606,881
Commercial real estate loans	245,810	235,969
Commercial loans	107,469	115,087
Residential real estate loans	34,873	38,084
Installment and consumer other	225	264
Total gross loans	1,001,890	996,285
Allowance for loan losses	(11,466)	(14,808)
Net loans	$990,424	$981,477

Net unamortized deferred fees totalling $0.3 million and deferred costs of $0.3 million as of June 30, 2021 and December 31, 2020, respectivley, are included in the total gross loans above.

Changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30, 2021
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$11,527	$(2,653)	$—	$—	$8,874
Commercial real estate loans	2,858	(1,651)	—	612	1,819
Commercial loans	691	(176)	—	50	565
Residential real estate loans	5	203	—	—	208
Installment and consumer other	1	(1)	—	—	—
Total	$15,082	$(4,278)	$—	$662	$11,466

	For the Six Months Ended June 30, 2021
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$10,859	$(1,985)	$—	$—	$8,874
Commercial real estate loans	3,139	(1,933)	—	613	1,819
Commercial loans	805	(321)	—	81	565
Residential real estate loans	5	203	—	—	208
Installment and consumer other	—	—	—	—	—
Total	$14,808	$(4,036)	$—	$694	$11,466

	For the Three Months Ended June 30, 2020
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$12,685	$(38)	$—	$23.00	$12,670
Commercial real estate loans	2,577	1,281	—	1	3,859
Commercial loans	2,173	(75)	(144)	—	1,954
Residential real estate loans	112	(27)	—	—	85
Installment and consumer other	—	1	—	—	1
Total	$17,547	$1,142	$(144)	$24	$18,569

	For the Six Months Ended June 30, 2020
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$11,737	$910	$—	$23.00	$12,670
Commercial real estate loans	1,913	1,884	—	62	3,859
Commercial loans	1,599	498	(144)	1	1,954
Residential real estate loans	15	70	—	—	85
Installment and consumer other	3	(2)	—	—	1
Total	$15,267	$3,360	$(144)	$86	$18,569

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  June 30, 2021 and December 31, 2020:

	June 30, 2021
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,892	$6,982	$8,874
Commercial real estate loans	217	1,602	1,819
Commercial loans	74	491	565
Residential real estate loans	—	208	208
Installment and consumer other	—	—	—
Total ending allowance for loan losses	2,183	9,283	11,466
Loans:
Agricultural loans	37,377	576,136	613,513
Commercial real estate loans	2,722	243,088	245,810
Commercial loans	2,503	104,966	107,469
Residential real estate loans	—	34,873	34,873
Installment and consumer other	—	225	225
Total loans	42,602	959,288	1,001,890
Net loans	$40,419	$950,005	$990,424

	December 31, 2020
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,504	$7,355	$10,859
Commercial real estate loans	672	2,467	3,139
Commercial loans	86	719	805
Residential real estate loans	—	5	5
Installment and consumer other	—	—	—
Total ending allowance for loan losses	4,262	10,546	14,808
Loans:
Agricultural loans	63,777	543,104	606,881
Commercial real estate loans	7,077	228,892	235,969
Commercial loans	2,818	112,269	115,087
Residential real estate loans	59	38,025	38,084
Installment and consumer other	—	264	264
Total loans	73,731	922,554	996,285
Net loans	$69,469	$912,008	$981,477

The following tables present loans individually evaluated for impairment by class of loans at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$7,300	$6,904	$—
Commercial real estate loans	—	—	—
Commercial loans	2,035	2,029	—
Residential real estate loans	—	—	—
	$9,335	$8,933	$—

With an allowance recorded:
Agricultural loans	$32,305	$30,473	$1,892
Commercial real estate loans	2,958	2,722	217
Commercial loans	503	474	74
Residential real estate loans	—	—	—
	$35,766	$33,669	$2,183
Total	$45,101	$42,602	$2,183

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$20,245	$20,120	$—
Commercial real estate loans	288	288	—
Commercial loans	2,504	2,481	—
Residential real estate loans	61	59	—
	$23,098	$22,948	$—

With an allowance recorded:
Agricultural loans	$47,971	$43,657	$3,504
Commercial real estate loans	8,245	6,790	672
Commercial loans	357	336	86
Residential real estate loans	—	—	—
	$56,573	$50,783	$4,262
Total	$79,671	$73,731	$4,262

The following table presents the aging of the recorded investment in past due loans at June 30, 2021 and December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
June 30, 2021
Agricultural loans	$384	$348	$4,840	$5,572	$607,941	$613,513
Commercial real estate loans	—	—	—	—	245,810	245,810
Commercial loans	—	—	27	27	107,442	107,469
Residential real estate loans	—	—	—	—	34,873	34,873
Installment and consumer other	—	—	—	—	225	225
Total	$384	$348	$4,867	$5,599	$996,291	$1,001,890

December 31, 2020
Agricultural loans	$47	$—	$5,041	$5,088	$601,793	$606,881
Commercial real estate loans	82	—	4,283	4,365	231,604	235,969
Commercial loans	—	—	96	96	114,991	115,087
Residential real estate loans	4	—	—	4	38,080	38,084
Installment and consumer other	—	—	—	—	264	264
Total	$133	$—	$9,420	$9,553	$986,732	$996,285

The following table presents the recorded investment in nonaccrual loans by class of loan:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Agricultural loans	$27,986	$35,067
Commercial real estate loans	1,756	6,093
Commercial loans	329	405
Residential real estate loans	—	59
Total	$30,071	$41,624

The following tables present the average recorded investment and interest income recognized on impaired loans by portfolio segment for the three and six months ended June 30, 2021 and 2020:

	As of and for the Three Months Ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$39,605	$37,377	$1,892	$45,936	$103
Commercial real estate loans	2,958	2,722	217	4,898	36
Commercial loans	2,538	2,503	74	2,645	13
Residential real estate loans	—	—	—	29	—
Total	$45,101	$42,602	$2,183	$53,508	$152

	As of and for the Six Months Ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)

Agricultural loans	$39,605	$37,377	$1,892	$50,577	$1,029
Commercial real estate loans	2,958	2,722	217	4,900	73
Commercial loans	2,538	2,503	74	2,661	53
Residential real estate loans	—	—	—	30	—
Total	$45,101	$42,602	$2,183	$58,168	$1,155

	As of and for the Three Months Ended June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)

Agricultural loans	$62,268	$58,895	$3,826	$59,565	$1,060
Commercial real estate loans	9,420	9,351	2,471	6,496	115
Commercial loans	2,962	2,882	1,226	2,360	21
Residential real estate loans	—	60	—	60	—
Total	$74,650	$71,188	$7,523	$68,480	$1,196

	As of and for the Six Months Ended June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)

Agricultural loans	$62,268	$58,895	$3,826	$58,864	$2,320
Commercial real estate loans	9,420	9,351	2,471	6,517	140
Commercial loans	2,962	2,882	1,226	2,372	69
Residential real estate loans	—	60	—	61	1
Total	$74,650	$71,188	$7,523	$67,814	$2,530

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.2 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.

Troubled Debt Restructurings

The Company allocated approximately $1.8 million and $3.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2021 and December 31, 2020, respectively.  The Company had no additional lending commitments at June 30, 2021 or December 31, 2020 to customers with outstanding loans that were classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is returned to accrual status.  The following table presents the TDRs and related allowance for loan losses by loan class at June 30, 2021 and December 31, 2020:

	Non-Accrual	Restructured and Accruing	Total	Allowance for Loan Losses Allocated
	(dollars in thousands)
June 30, 2021
Agricultural loans	$21,379	$4,784	$26,163	$1,595
Commercial real estate loans	1,756	966	2,722	217
Commercial loans	27	1,891	1,918	4
Total	$23,162	$7,641	$30,803	$1,816

December 31, 2020
Agricultural loans	$27,223	$15,690	$42,913	$3,494
Commercial real estate loans	1,810	984	2,794	315
Commercial loans	68	1,918	1,986	4
Total	$29,101	$18,592	$47,693	$3,813

 The following table provides the number of loans modified in a troubled debt restructuring investment by class for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30, 2021		June 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	—	$—	6	$2,640
Total	—	$—	6	$2,640

	For the Six Months Ended
	June 30, 2021		June 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	5	$1,586	8	$2,872
Total	5	$1,586	8	$2,872

The following table provides the troubled debt restructurings for the three and six months ended June 30, 2021 and 2020 grouped by type of concession:

	For the Three Months Ended
	June 30, 2021		June 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)

Agricultural loans
Payment concessions	—	$—	1	$231
Term concessions	—	—	—	435
Extension of interest-only payments	—	—	2	75
Capitalized interest	—	—	1	153
Combination of payment concessions and interest rate concessions	—	—	2	1,746
Total	—	$—	6	$2,640

	For the Six Months Ended
	June 30, 2021		June 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	—	$—	1	$231
Term concessions	—	—	1	484
Extension of interest-only payments	5	1,586	2	75
Capitalized interest	—	—	1	153
Combination of extension of term and interest rate concessions	—	—	3	1,929
Total	5	$1,586	8	$2,872

No troubled debt restructurings defaulted within twelve months of the restructure date during the three and six months ended June 30, 2021 and June 30, 2020.

The CAA extended Section 4013 of the CARES Act which allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the COVID-19 pandemic. The Company has elected to implement Section 4013, and the balance of those loans modified under Section 4103 was $2.9 million and $16.8 million at June 30, 2021 and December 31, 2020, respectively.

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

Substandard - Impaired. Credits classified as substandard-impaired generally have well-defined weaknesses that jeopardize the repayment of the debt. They have a distinct possibility that a loss will be sustained if the deficiencies are not corrected.  Loans are considered impaired.  Loans are either exhibiting signs of delinquency, are on non-accrual or are identified as a TDR.

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

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$467,743	$94,254	$—	$23,232	$28,284	$613,513
Commercial real estate loans	220,925	20,864	—	2,265	1,756	245,810
Commercial loans	98,408	5,920	566	2,246	329	107,469
Residential real estate loans	34,669	204	—	—	—	34,873
Installment and consumer other	225	—	—	—	—	225
Total	$821,970	$121,242	$566	$27,743	$30,369	$1,001,890

	As of December 31, 2020
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$374,595	$155,546	$1,854	$34,452	$40,434	$606,881
Commercial real estate loans	200,208	26,266	—	3,402	6,093	235,969
Commercial loans	103,488	8,022	647	2,566	364	115,087
Residential real estate loans	37,758	267	—	—	59	38,084
Installment and consumer other	264	—	—	—	—	264
Total	$716,313	$190,101	$2,501	$40,420	$46,950	$996,285

NOTE 6 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of loans serviced for others were approximately $853.2 million and $812.6 million at June 30, 2021 and December 31, 2020, respectively.  The fair value of these rights were approximately $19.5 million and $18.4 million at June 30, 2021 and December 31, 2020.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions.  The Company’s portfolio of loans serviced for others is mostly comprised of fixed rate loans. Generally, as market interest rates rise, prepayments on fixed rate loans decrease due to a decline in refinancing activity, which results in an increase in the fair value of servicing rights. However, due to the cross-collateralization of loans in the portfolio and the government guarantee programs under which many of the loans were originated, prepayments on the portfolio tend to be muted in comparison to other types of loans, such as mortgage loans. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may not be appropriate if they were applied at a different time.

The fair value of servicing rights at June 30, 2021 was determined using an assumed discount rate of 15.0% percent and a weighted average run-off rate of 16.78%, ranging from 16.25% to 24.32%, depending upon loan type, the stratification of the specific right, and nominal credit losses.  The fair value of servicing rights at December 31, 2020 was determined using an assumed discount rate of 14.3% and weighted average run-off rate of 16.59%, ranging from 16.02% to 24.72%, depending upon the stratification of the specific right, and nominal credit losses.

Changes to the fair value are reported in loan servicing fees within the consolidated statements of operations.

The following tables summarize servicing rights capitalized, along with the aggregate activity in related valuation allowances for periods indicated.

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Balance, beginning of period	$18,864	$16,211
Additions, net	1,775	1,041
Fair value changes:
Decay due to increases in principal paydowns or runoff	(859)	(727)
Due to changes in valuation inputs or assumptions	(302)	(39)
Balance, end of period	$19,478	$16,486

	For the Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Balance, beginning of period	$18,396	$15,921
Additions, net	3,362	1,546
Fair value changes:
Decay due to increases in principal paydowns or runoff	(1,130)	(992)
Due to changes in valuation inputs or assumptions	(1,150)	11
Balance, end of period	$19,478	$16,486

NOTE 7 – DEPOSITS

Deposits are summarized as follows at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Demand deposits	$158,880	$163,202
NOW and interest checking	136,180	96,624
Savings	9,059	7,367
Money market accounts	394,486	344,250
Certificates of deposit	259,386	304,580
National time deposits	18,648	44,347
Brokered deposits	159,087	80,456
Total deposits	$1,135,726	$1,040,826

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $88.0 million and $129.0 million on June 30, 2021 and December 31, 2020, respectively. These advances, rates, and maturities were as follows:

			June 30,	December 31,
	Maturity	Rate	2021	2020
			(dollars in thousands)
Fixed rate, fixed term	01/04/2021	0.23%	$—	$29,000
Fixed rate, fixed term	04/12/2021	1.92%	—	8,000
Fixed rate, fixed term	05/03/2021	0.00%	—	4,000
Fixed rate, fixed term	06/15/2021	1.39%	—	5,000
Fixed rate, fixed term	08/16/2021	2.29%	3,000	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, fixed term	03/18/2022	1.03%	15,000	15,000
Fixed rate, fixed term	03/25/2022	0.75%	10,000	10,000
Fixed rate, fixed term	05/16/2022	0.00%	5,000	—
Fixed rate, fixed term	11/16/2022	0.38%	20,000	20,000
Fixed rate, putable, 2 years no call	01/12/2023	2.03%	8,000	8,000
Fixed rate, fixed term	03/23/2023	1.26%	10,000	10,000
Fixed rate, fixed term	03/27/2023	0.82%	15,000	15,000
			$88,000	$129,000

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At June 30, 2021 and December 31, 2020, the Bank had pledged qualifying mortgage loans of $453.8 million and $367.6 million, respectively.

As of June 30, 2021 and December 31, 2020, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $53.6 million and $111.5 million in loans at June 30, 2021 and December 31, 2020, respectively.  The borrowings available to the Company were $46.2 million and $83.3 million, as of June 30, 2021 and December 31, 2020, respectively.  There were no outstanding advances included in other borrowings at June 30, 2021 and December 31, 2020.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At June 30, 2021 and December 31, 2020, the amounts of these borrowings were $0.1 million and $0.2 million, respectively.

Also included in other borrowings is the financing lease for our full-service banking location in Manitowoc, Wisconsin.  This branch location was owned by the Bank and was sold to a third party in March 2020.  The Bank is leasing back a portion of the building for its full-service branch.  Under the terms of the current lease which began on March 2, 2020, the Company is obligated to pay monthly rent of $16 thousand with an initial lease term of ten years with two renewal options of five years each.  As of June 30, 2021 and December 31, 2020, the liability remaining under the financing lease was $1.2 million and $1.3 million, respectively.

The Company largely funded the Small Business Administration’s Paycheck Protection Program (“PPP”) loans through the Federal Reserve’s PPP Liquidity Facility, which allowed for 12-month advances collateralized by PPP loans at an interest rate of 0.35%.  The balance of these advances was $34.2 million and $47.5 million at June 30, 2021 and December 31, 2020, respectively, and were secured by PPP loans of the same amount.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Balance outstanding at end of period	$35,557	$49,006
Average amount outstanding during the period	43,803	61,483
Maximum amount outstanding at any month-end	49,917	93,709
Weighted average interest rate during the period	0.39%	0.42%
Weighted average interest rate at end of period	0.41%	0.39%

NOTE 9 — SUBORDINATED DEBENTURES

The following is a summary of the carrying values, including unamortized issuance costs, of the Company’s subordinated debt as of the dates indicated:

	As of June 30, 2021					As of December 31, 2020
	Balance Outstanding	Interest Rate	Interest Reset Date	Call Date	Maturity Date	Balance Outstanding
	(dollars in thousands)
Junior subordinated notes issued to County Bancorp Statutory Trust II (1)(2)	$6,186	1.65%	09/15/2021	N/A	09/15/2035	$6,186
Junior subordinated notes issued to County Bancorp Statutory Trust III (1)(3)	6,186	1.81%	09/15/2021	N/A	06/15/2036	6,186
Junior subordinated notes issued to Fox River Valley Capital Trust I (4)	3,610	6.40%	11/30/2023	N/A	05/30/2033	3,336
5.875% Fixed-to-Floating rate subordinated notes (5)	29,639	5.875%	06/01/2023	06/01/2023	06/01/2028	29,545
7.00% Fixed-to-Floating rate subordinated notes (6)	21,898	7.00%	06/30/2025	06/30/2025	06/30/2030	21,858
Total subordinated debentures	$67,519					$67,111
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

(5)

The notes bear interest at a fixed rate of 5.875% per year, from and including May 30, 2018 to, but excluding, June 1, 2023. From and including June 1, 2023 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 2.88%.  The notes qualify as Tier 2 capital of the Company.  Debt issuance costs of $0.9 million are being amortized over the life of the notes.

(6)

The notes bear interest at a fixed rate of 7.00% per year, from and including June 30, 2020 to, but excluding, June 30, 2025. From and including June 30, 2025 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (SOFR) plus 687.5 basis points.  The notes qualify as Tier 2 capital of the Company.  The Company incurred $0.6 million of costs related to the issuance of the notes.  These costs have been capitalized and are being amortized over the life of the notes.

NOTE 10 – EQUITY INCENTIVE PLAN

Under the Company’s 2021 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of June 30, 2021, 270,455 options or shares of restricted stock remained available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

Activity in outstanding stock options for the six months ended June 30, 2021 were as follows:

	June 30, 2021
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	249,667	$19.75
Granted	6,070	24.73
Exercised	(24,480)	17.91
Forfeited/expired	(9,177)	20.38
Outstanding, end of period	222,080	$20.06	$3,087
Options exercisable at period-end	156,703		$2,198
Weighted-average fair value of options granted during the period (2)		$8.03

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the six months ended June 30, 2021 was as follows:

	June 30, 2021
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	6,299	$24.80
Granted	—	—
Vested	(3,500)	22.90
Forfeited/expired	(493)	27.15
Outstanding, end of period	2,306	$27.19

	June 30, 2021
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	66,856	$19.38
Granted	42,437	22.87
Vested	(17,849)	20.27
Forfeited/expired	(3,332)	18.25
Outstanding, end of period	88,112	$20.92
Restricted shares vested not yet issued, end of period	9,779

For the three months ended June 30, 2021 and 2020, share-based compensation expenses, including options and restricted stock awards and units, applicable to the plan was $0.2 million and $0.3 million, respectively.  For the six months ended June 30, 2021 and 2020, share-based compensation expense, including options and restricted stock awards and units, applicable to the Plan was $0.5 million.

As of June 30, 2021, unrecognized share-based compensation expense related to nonvested share-based compensation instruments amounted to $1.3 million and is expected to be recognized over a weighted average period of 2.09 years.

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

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (applicable only to the Bank), the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.  Management believed, as of June 30, 2021 and December 31, 2020, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2021, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since the notification that management believes have changed the Bank’s category

The Company and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (including the capital conservation buffer):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2021
Total Capital (to risk weighted assets):
Consolidated	$248,921	19.14%	$136,589	10.50%	Not applicable
Bank	215,028	16.58%	136,182	10.50%	$129,697	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	185,917	14.29%	$110,572	8.50%	Not applicable
Bank	203,562	15.70%	110,243	8.50%	103,758	8.00%
Tier 1 Capital (to average assets):
Consolidated	185,917	12.78%	58,177	4.00%	Not applicable
Bank	203,562	13.94%	58,399	4.00%	72,998	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	161,935	12.45%	$91,060	7.00%	Not applicable
Bank	203,562	15.70%	90,788	7.00%	84,303	6.50%

December 31, 2020
Total Capital (to risk weighted assets):
Consolidated	$246,275	19.50%	$132,603	10.50%	Not applicable
Bank	211,864	16.83%	132,174	10.50%	$125,880	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	180,135	14.26%	107,345	8.50%	Not applicable
Bank	197,056	15.65%	106,998	8.50%	100,704	8.00%
Tier 1 Capital (to average assets):
Consolidated	180,135	13.01%	55,403	4.00%	Not applicable
Bank	197,056	14.06%	56,047	4.00%	70,059	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	156,427	12.39%	88,402	7.00%	Not applicable
Bank	197,056	15.65%	88,116	7.00%	81,822	6.50%

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
June 30, 2021
Securities available for sale:
U.S. government and agency securities	$—	$12,841	$—	$12,841
Municipal securities	—	130,004	—	130,004
Mortgage-backed securities	—	145,054	—	145,054
Corporate bonds	—	45,049	—	45,049
Asset-backed securities	—	16,386	—	16,386
Loan servicing rights (1)	—	—	19,478	19,478
Total assets at fair value	$—	$349,334	$19,478	$368,812
Derivative instruments, interest rate swaps	—	1,360	—	1,360
Total liabilities at fair value	$—	$1,360	$—	$1,360
December 31, 2020
Securities available for sale:
U.S. government and agency securities	$—	$14,593	$—	$14,593
Municipal securities	—	153,654	—	153,654
Mortgage-backed securities	—	135,378	—	135,378
Corporate bonds	—	32,511	—	32,511
Asset-backed securities	—	16,718	—	16,718
Loan servicing rights (1)	—	—	18,396	18,396
Total assets at fair value	$—	$352,854	$18,396	$371,250
Derivative instruments, interest rate swaps	—	1,914	—	1,914
Total liabilities at fair value	$—	$1,914	$—	$1,914
(1)	See Note 6 for quantitative information on the significant inputs and a rollforward of activity related to the loan servicing rights.

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
June 30, 2021
Impaired loans	$—	$—	$31,486
Other real estate owned	—	—	914
Total assets at fair value	$—	$—	$32,400
December 31, 2020
Impaired loans	$—	$—	$46,521
Other real estate owned	—	—	1,077
Total assets at fair value	$—	$—	$47,598

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis were as follows:

June 30, 2021
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-7% (7%)

December 31, 2020
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-9% (7%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	June 30,		December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$72,329	$72,329	$19,084	$19,084	1
Interest earning cash at other financial institutions	416	416	416	416	1
FHLB Stock	5,485	5,485	5,758	5,758	2
Securities available for sale	349,334	349,334	352,854	352,854	2
Loans, net of allowance for loan losses	990,424	1,002,823	981,477	991,342	3
Loans held for sale	15,805	15,805	35,976	35,976	3
Accrued interest receivable	4,511	4,511	3,240	3,240	2
Loan servicing rights	19,478	19,478	18,396	18,396	3
Financial liabilities:
Deposits:
Time	437,121	429,991	419,542	426,092	2
Other deposits	698,605	698,605	621,284	621,284	1
Other borrowings	35,557	35,557	49,006	49,006	3
Advances from FHLB	88,000	88,907	129,000	130,361	2
Subordinated debentures	67,519	66,435	67,111	67,111	3
Accrued interest payable	1,408	1,408	2,496	2,496	2
Derivative instruments, interest rate swaps	1,360	1,360	1,914	1,914	2

NOTE 13 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Balance, beginning of period	$739	$3,247	$1,077	$5,521
Assets foreclosed	360	—	360	—
Write-down of other real estate owned	—	—	-	(1,360)
Net loss on sales of other real estate owned	—	—	(17)	(4)
Proceeds from sale of other real estate owned	(185)	(618)	(506)	(1,528)
Balance, end of period	$914	$2,629	$914	$2,629

Expenses applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net loss on sales of other real estate owned	$—	$—	$(17)	$(4)
Write-down of other real estate owned	—	—	—	(1,360)
Operating expenses, net of rental income	(52)	(50)	(71)	(166)
	$(52)	$(50)	$(88)	$(1,530)

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

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at June 30, 2021 and December 31, 2020.  Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized gain of $0.6 million was recognized in accumulated other comprehensive income for the six months ended June 30, 2021, and a pre-tax loss of $1.3 million was recognized in accumulated other comprehensive income for the six months ended June 30, 2020.  There was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $2.4 million of cash as collateral to the counterparty as of June 30, 2021.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.

There were no other significant events or transactions occurring after June 30, 2021, but prior to August 6, 2021, that provided additional evidence about conditions that existed at June 30, 2021.

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

•	government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms;
•	adverse changes in the economic conditions of our market area and of the agriculture market generally, dairy in particular;
•	adverse changes in the financial services industry and national and local real estate markets (including real estate values);
•	competition among depository and other financial institutions, as well as financial technology (FinTech) companies and other non-traditional competitors;
•	risks related to a high concentration of dairy-related collateral located in our market area;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•	the failure of assumptions and estimates underlying the establishment of our allowance for loan losses and estimation of values of collateral and various financial assets and liabilities;
•	interest rate risks associated with our business;
•	fluctuations in the values of the securities held in our securities portfolio;
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

In addition, this report also contains forward-looking statements regarding the Company’s outlook or expectations with respect to the planned Merger with Nicolet. Examples of forward-looking statements include, but are not limited to, statements regarding the outlook and expectations of the Company and Nicolet with respect to the planned Merger, the strategic benefits and financial benefits of the Merger, including the expected impact of the Merger on the combined corporation's future financial performance including the timing of the closing of the transaction. Such risks, uncertainties and assumptions, include, among others, the following:

•	the possibility that any of the anticipated benefits of the proposed Merger will not be realized or will not be realized within the expected time period;
•	the risk that integration of the Company’s operations with those of Nicolet will be materially delayed or will be more costly or difficult than expected;
•	the parties’ inability to meet expectations regarding the timing of the proposed Merger;
•	changes to tax legislation and their potential effects on the accounting for the Merger;
•	the inability to complete the proposed Merger due to the failure of Nicolet’s or the Company’s shareholders to adopt the merger agreement;
•	the failure to satisfy other conditions to completion of the proposed Merger, including receipt of required regulatory and other approvals;
•	the failure of the proposed Merger to close for any other reason;
•	diversion of management’s attention from ongoing business operations and opportunities due to the proposed Merger;
•	the challenges of integrating and retaining key employees;
•	the effect of the announcement of the proposed Merger on Nicolet’s, the Company’s or the combined company’s respective customer and employee relationships and operating results;
•	the possibility that the proposed Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•	dilution caused by Nicolet’s issuance of additional shares of Nicolet common stock in connection with the Merger; and

•

risks and uncertainties relating to Nicolet’s proposed acquisition of Mackinac Financial Corporation (“Mackinac”), including but not limited to the failure of the proposed acquisition to close for any reason and risks and uncertainties relating to the Mackinac’s business, the combined business of Mackinac and Nicolet, and the combined businesses of Nicolet, the Company and Mackinac.

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

There have been no material changes to the critical accounting policies included in the Form 10-K for the year ended December 31, 2020, by the Company with the SEC filed on March 12, 2021.

Merger Agreement

On June 22, 2021, the Company entered into an Agreement and Plan of Merger with Nicolet, pursuant to which the Company will merge with and into Nicolet. Following the Merger, the Bank will merge with and into Nicolet National Bank, Nicolet’s wholly-owned bank subsidiary, with Nicolet National Bank continuing as the surviving bank, with all Bank branches operating under the Nicolet National Bank brand.

The Company and Nicolet have agreed to prepare and file with the SEC a registration statement on Form S-4, which will include a proxy statement/prospectus.  As soon as practicable following effectiveness of the registration statement on Form S-4, the Company and Nicolet will each call a special shareholder meeting to approve the Merger Agreement.

Merger Consideration. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, County shareholders shall receive for each share of County common stock, at the election of the shareholder, either 0.48 shares of Nicolet common stock or $37.18 in cash, subject to customary proration procedures so that the total consideration will consist of approximately 80% stock and 20% cash.

Closing Conditions. Consummation of the Merger is subject to certain customary closing conditions, including without limitation, (i) approval of the Merger Agreement by County and Nicolet shareholders, (ii) the receipt of all requisite regulatory approvals, and (iii) receipt of a tax opinion of Nicolet’s counsel that the Merger will qualify as a tax-free reorganization.

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

Significant Developments – Impact of COVID-19

The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2021 and 2020, and has had a complex and adverse impact on the economy and the banking industry and is expected to continue to adversely impact the Company in future fiscal periods.

Effects on Our Business.  The COVID-19 pandemic, federal, state, and local government responses to the pandemic, and the effects of existing and future variants of the disease, such as the Delta variant. have had and are expected to continue to have an impact on our business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in retail shopping centers, limited-service restaurants, hotels, assisted living and nursing homes and residential rental industries may continue to endure significant economic distress, which may cause them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and may adversely impact the value of collateral.  These developments, together with economic conditions generally, may impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans.  As a result, we anticipate that our financial condition, capital levels and results of operations may be adversely affected.

Our Response.  We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

In response to the interagency statement encouraging financial institutions to work with borrowers impacted by COVID-19, between March 31, 2020 and June 30, 2021, we processed 184 customer payment modification requests for customers who had loan balances of $200.4 million, and at June 30, 2021, four customers remained on payment relief with loan balances totaling $2.9 million.

•

The Bank processed 904 PPP loan applications in round one in 2020, totaling $106.2 million, and 497 applications in round two totaling $36.1 million during the first two quarters of 2021.  These loans are being funded through borrowings from the Federal Reserve’s PPP Liquidity Facility so as not to reduce the Bank’s available liquidity.  As of June 30, 2021, there were $33.4 million of PPP loans (rounds one and two) outstanding.  We are currently working with PPP borrowers to help them through the process of forgiveness of their PPP loans.

•	Approximately 80% of the Bank’s employees are working remotely as of June 30, 2021. In our branch network, the drive thrus are open, and the lobbies reopened to the public on March 1, 2021.
•

We suspended our common stock buyback plan on June 17, 2021 in connection with entering the Merger Agreement described above.  There are no current plans to suspend dividends paid on our common stock.  The Board and management will continue to evaluate our capital plans as our credit metrics and capital levels change.  In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Operational Overview

•

Net income for the three months ended June 30, 2021 was $6.7 million, compared to $3.9 million and $2.7 million for the three months ended March 31, 2021 and June 30, 2020, respectively.  Net income for the six months ended June 30, 2021 was $10.7 million compared to a net loss of $2.5 million for the six months ended June 30, 2020.  This increase was primarily the result of $5.0 million of goodwill impairment during the first quarter of 2020 and a $7.4 million decrease in provision for loan losses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of improved credit quality within the loan portfolio.

•	Total securities available-for-sale decreased $3.5/ million, or 1.0% from December 31, 2020 to $349.3 million at June 30, 2021, and increased $122.4 million, or 53.9%, since June 30, 2020.
•	Total loans increased $5.6 million, or 5.6%, from December 31, 2020 to $1.0 billion at June 30, 2021, and decreased $85.6 million, or 7.9%, from June 30, 2020.
•

Participated and sold loans that we continue to service totaled $853.2 million at June 30, 2021, an increase of $40.6 million, or 5.0%, since December 31, 2020, and an increase of $91.1 million, or 12.0%, since June 30, 2020.

•

Client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) increased $42.0 million, or 4.6%, since December 31, 2020, to $958.0 million at June 30, 2021, and increased $64.4 million, or 7.2%, since June 30, 2020.

•

Cost of funds on interest bearing deposits decreased 19 basis points since the quarter ended March 31, 2021 to 0.72% for the three months ended June 30, 2021, and decreased 88 basis points since the quarter ended June 30, 2021.  For the six months ended, June 30, 2021, cost of funds on interest bearing deposits decreased 90 basis points to 0.81% compared to the six months ended June 30, 2020.

Selected Financial Data

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$14,537	$13,565	$28,252	$27,643	$55,475
Interest expense	3,099	4,800	6,596	10,097	18,499
Net interest income	11,438	8,765	21,656	17,546	36,976
Provision for (recovery of) loan losses	(4,278)	1,142	(4,036)	3,360	2,984
Net interest income after provision for loan losses	15,716	7,623	25,692	14,186	33,992
Non-interest income	2,251	3,501	5,964	6,221	14,250
Non-interest expense	8,765	7,465	17,530	22,482	39,645
Income tax expense	2,459	926	3,455	379	3,118
Net income	$6,743	$2,733	$10,671	$(2,454)	$5,479

Per Common Share Data:
Basic earnings (loss) per common share	$1.08	$0.40	$1.70	$(0.40)	$0.79
Diluted earnings (loss) per common share	$1.07	$0.40	$1.69	$(0.40)	$0.79
Adjusted diluted earnings per common share (1)	$1.07	$0.40	$1.69	$0.36	$1.56
Cash dividends per common share	$0.10	$0.07	$0.20	$0.14	$0.31
Book value per share, end of period	$27.68	$25.18	$27.68	$25.18	$26.42
Tangible book value per share, end of period (1)	$27.68	$25.16	$27.68	$25.16	$26.42
Weighted average common shares - basic	6,161,641	6,504,898	6,181,839	6,604,187	6,477,173
Weighted average common shares - diluted	6,208,079	6,533,409	6,223,791	6,643,735	6,505,198
Common shares outstanding, end of period	6,026,748	6,375,150	6,026,748	6,375,150	6,197,965

Selected Balance Sheet Data:
Total assets	$1,517,072	$1,513,917	$1,517,072	$1,513,917	$1,472,358
Securities available-for-sale	349,334	226,971	349,334	226,971	352,854
Total loans	1,001,890	1,087,524	1,001,890	1,087,524	996,285
Allowance for loan losses	(11,466)	(18,569)	(11,466)	(18,569)	(14,808)
Total deposits	1,135,726	1,073,053	1,135,726	1,073,053	1,040,826
Other borrowings and FHLB advances	123,557	195,247	123,557	195,247	178,006
Subordinated debentures	67,519	61,910	67,519	61,910	67,111
Total shareholders' equity	174,812	168,525	174,812	168,525	171,776

Performance Ratios:
Return on average assets (annualized)	1.80%	0.74%	1.43%	(0.23)%	0.38%
Return on average shareholders' equity (annualized)	15.82%	6.55%	12.45%	(2.88)%	3.22%
Return on average common shareholders' equity (1)	16.40%	6.63%	12.86%	(3.28)%	3.15%
Equity to assets ratio	11.52%	11.13%	11.52%	11.13%	11.67%
Net interest margin	3.22%	2.54%	3.08%	2.63%	2.68%
Interest rate spread	3.03%	2.24%	2.88%	2.30%	2.37%
Non-interest income to average assets (annualized)	0.60%	0.92%	0.80%	0.86%	1.19%
Non-interest expense to average assets (annualized)	2.34%	2.03%	2.35%	3.19%	2.58%
Net overhead ratio (annualized) (2)	1.74%	1.11%	1.55%	2.32%	1.40%
Efficiency ratio (1)	64.98%	63.83%	67.32%	69.32%	65.63%
Dividend payout ratio	9.35%	17.50%	11.83%	(35.00)%	39.24%

Asset Quality Ratios:
Adverse classified asset ratio (1)	24.72%	41.73%	24.72%	41.73%	39.43%
Non-performing loans to total loans (3)	4.39%	3.26%	4.39%	3.26%	4.18%
Allowance for loan losses to:
Total loans	1.14%	1.71%	1.14%	1.71%	1.49%
Non-performing loans	26.08%	52.37%	26.08%	52.37%	35.58%
Net charge-offs (recoveries) to average loans	(0.07)%	0.01%	(0.07)%	0.01%	0.32%
Non-performing assets to total assets (3)	2.95%	2.52%	2.95%	2.52%	2.90%

(1)

Adjusted diluted earnings per common share, tangible book value per share, return on average common shareholders’ equity, efficiency ratio, and adverse classified asset ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of these financial measures to their most comparable GAAP measures.

(2)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(3)	Non-performing loans consist of nonaccrual loans. Non-performing assets consist of nonaccrual loans and other real estate owned.
	As of
	June 30, 2021	June 30, 2020	December 31, 2020
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	11.00%	10.60%	11.12%
Total capital to risk-weighted assets (Bank)	16.58%	20.42%	16.83%
Tangible common equity to tangible assets (1)	10.99%	10.60%	11.12%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020
	(dollars in thousands)

Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$8,765	$7,465	$17,530	$22,482	$39,645
Less: goodwill impairment	—	—	—	(5,038)	(5,038)
Net loss on sales and write-downs of OREO	—	—	(17)	(1,364)	(1,195)
Net gain (loss) on sale of fixed assets	1,075	1	1,081	(236)	(234)
Adjusted non-interest expense (non-GAAP)	$9,840	$7,466	$18,594	$15,844	$33,178

Net interest income	$11,438	$8,886	$21,656	$17,684	$36,976
Non-interest income	2,251	3,380	5,964	6,083	14,250
Less: net loss (gain) on sales of securities	1,453	(570)	—	(570)	(671)
Operating revenue	$15,142	$11,696	$27,620	$23,197	$50,555
Efficiency ratio	64.98%	63.83%	67.32%	68.30%	65.63%

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	15.82%	6.55%	0.00%	(2.88)%	3.22%
Effect of excluding average preferred shareholders' equity	0.58%	0.08%	(0.00)%	(0.40)%	(0.07)%
Return on average common shareholders' equity	16.40%	6.63%	0.00%	(3.28)%	3.15%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	June 30, 2021	June 30, 2020	December 31, 2020
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$166,812	$160,525	$163,776
Less: Core deposit intangible, net of amortization	12	125	54
Tangible common equity	$166,800	$160,400	$163,722
Common shares outstanding	6,026,748	6,375,150	6,197,965
Tangible book value per share	$27.68	$25.16	$26.42

Total assets	$1,517,072	$1,513,917	$1,472,358
Less: Core deposit intangible, net of amortization	12	125	54
Tangible assets	$1,517,060	$1,513,792	$1,472,304
Tangible common equity to tangible assets	10.99%	10.60%	11.12%

Adjusted diluted earnings per share is a non-GAAP measure based on GAAP amounts.  In our judgment, the adjustments made to diluted earnings per share allow investors to better assess our income related to core operations by removing the volatility associated with the goodwill impairment, which was a one-time, non-cash expense.

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020
	(dollars in thousands, except per share data)
Adjusted diluted earnings per share:
Net income from continuing operations	$6,743	$2,733	$10,671	$(2,454)	$5,479
Less: preferred stock dividends	(79)	(99)	(160)	(207)	(367)
Plus: goodwill impairment	—	—	—	5,038	5,038
Adjusted income available to common shareholders for basic earnings per common share	$6,664	$2,634	$10,511	$2,377	$10,150

Weighted average number of common shares outstanding	6,161,641	6,504,898	6,181,839	6,604,187	6,477,173
Effect of dilutive options	46,438	28,511	41,952	39,548	28,025
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,208,079	6,533,409	6,223,791	6,643,735	6,505,198

Adjusted diluted earnings per share	$1.07	$0.40	$1.69	$0.36	$1.56

Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	June 30, 2021	June 30, 2020	December 31, 2020
	(dollars in thousands)
Adverse classified asset ratio:
Substandard loans	58,112	88,679	87,370
Other real estate owned	914	2,629	1,077
Substandard unused commitments	2,130	3,230	4,049
Less: Substandard government guarantees	(8,007)	(6,336)	(8,960)
Total adverse classified assets (non-GAAP)	$53,149	$88,202	$83,536

Total equity (Bank)	$209,416	$201,507	$205,743
Accumulated other comprehensive gain on available-for-sale securities	(5,854)	(8,734)	(8,686)
Allowance for loan losses	11,466	18,569	14,808
Adjusted total equity (non-GAAP)	$215,028	$211,342	$211,865
Adverse classified asset ratio	24.72%	41.73%	39.43%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 11.9% to $11.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily attributable to a 87 basis point decrease in rates paid on interest bearing deposits that contributed to the decrease in interest expense of $1.7 million.  The decrease in cost of funds was coupled with a $0.9 million increase in interest income on loans which was primarily attributable to a 31 basis point increase in loan yield due to the fee income recognized at the time of PPP loan forgiveness.  For the six months ended June 30, 2021, net interest income was $21.7 million, an increase of $4.1 million, or 23.4%, from the six months ended June 30, 2020.

Interest income increased $0.9 million to $14.5 million for the second quarter of 2021 compared to $13.6 million for the second quarter of 2020, which resulted mainly from a 31 basis point increase in loan yield from 4.42% for the three months ended June 30, 2020 to 4.73% for the three months ended June 30, 2021.  The increase in loan yield was partially offset by a decrease in average loan balance of $81.4 million from June 30, 2020 which was primarily the result of PPP loan forgiveness.   For the six months ended June 30, 2021, interest income increased $0.6 million, or 2.2%, to $28.3 million, compared to $27.6 million for the six months ended June 30, 2020, primarily due to the $1.5 million of PPP fee income that was recognized in connection with the forgiveness of $69.9 million of PPP loans.  The increase in fee income was partially offset by a decrease of $48.2 million in average loan balance compared to the first six months of 2020.

PPP loans contributed $0.7 million and $1.8 million in interest and related SBA fee income for the three and six months ended June 30, 2021, respectively, compared to $0.2 million for the three and six months ended June 30, 2020.  The following table shows the accretive effect the PPP loans had on net interest margin for the three and six months ended June 30, 2021:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Net interest margin excluding PPP loans	3.12%	2.93%
Accretion related to PPP loans:
Impact of interest rate on PPP loans	(0.03)%	(0.15)%
Impact of PPP fee income recognized	0.14%	0.32%
Impact of interest expense on PPP Liquidity Facility program	(0.01)%	(0.02)%
Total accretion related to PPP loans	0.10%	0.15%
Total net interest margin	3.22%	3.08%

Interest expense decreased from $4.8 million for the second quarter of 2020 to $3.1 million for the second quarter of 2021, which was primarily the result of a 61 basis point decrease in the rate paid on interest-bearing liabilities.  The decline in average rate was primarily the result of the Federal Reserve’s decrease to the target federal funds rate in March 2020 and our focused efforts to increase customer transactional deposits which have a lower rate than time deposits.  Rates paid on savings, NOW, money market, and interest checking accounts decreased from 0.55% for the quarter ended June 30, 2020 to 0.29% for the quarter ended June 30, 2021, and the average balance increased by $0.1 million between the two periods.  Rates paid on time deposits decreased from 2.31% for the quarter ended June 30, 2020 to 1.20% for the quarter ended June 30, 2021, and the average balance decreased by $0.1 million between the same periods.  For the six months ended June 30, 2021, interest expense decreased to $6.6 million from $10.1 million for the six months ended June 30, 2020.  The $3.5 million, or 34.7%, decrease is primarily due to a 90 basis point reduction in the rate paid on interest-bearing deposits, and the 46 basis point reduction in the rate of our FHLB borrowings, which was slightly offset by the 20 basis point increase on the rate paid on our subordinated debt.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields earned on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.

As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin could decrease in future periods.

The following tables reflect the components of net interest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$386,637	$2,533	2.63%	$237,082	$1,445	2.44%
Loans excluding PPP loans(2)	974,525	11,281	4.64%	995,010	12,033	4.86%
PPP loans - round 1 (2)	9,344	282	12.11%	103,317	97	0.38%
PPP loans - round 2 (2)	33,080	437	5.30%	—	—	—
Total loans (2)	1,016,949	12,000	4.73%	1,098,327	12,130	4.42%
Interest bearing deposits due from other banks	22,085	4	0.07%	64,142	111	0.69%
Total interest-earning assets	$1,425,671	$14,537	4.09%	$1,399,551	$13,686	3.91%
Allowance for loan losses	(15,305)			(17,844)
Other assets	91,039			85,716
Total assets	$1,501,405			$1,467,423

Liabilities
Savings, NOW, money market, interest checking	$507,089	$363	0.29%	$379,991	$525	0.55%
Time deposits	452,443	1,353	1.20%	553,616	3,196	2.31%
Total interest-bearing deposits	$959,532	$1,716	0.72%	$933,607	$3,721	1.59%
Other borrowings	43,803	43	0.39%	66,910	15	0.09%
FHLB advances	101,352	234	0.93%	103,916	328	1.26%
Junior subordinated debentures	67,213	1,106	6.60%	45,090	736	6.52%
Total interest-bearing liabilities	$1,171,900	$3,099	1.06%	$1,149,523	$4,800	1.67%
Non-interest-bearing deposits	146,242			134,271
Other liabilities	12,741			16,749
Total liabilities	$1,330,883			$1,300,543

Shareholders' equity	170,522			166,880
Total liabilities and equity	$1,501,405			$1,467,423

Net interest income		$11,438			$8,886
Interest rate spread (3)			3.03%			2.24%
Net interest margin (4)			3.22%			2.54%
Ratio of interest-earning assets to interest-bearing liabilities	1.22			1.22
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$379,475	$4,600	2.44%	$216,718	$2,733	2.52%
Loans (2)	971,992	21,760	4.51%	1,029,279	24,478	4.76%
PPP loans - round 1 (2)	18,248	1,243	13.74%	34,203	234	1.36%
PPP loans - round 2 (2)	25,013	520	4.19%	—	—	—
Total loans (2)	1,015,253	23,523	4.67%	1,063,482	24,712	4.65%
Interest bearing deposits due from other banks	21,023	129	1.24%	62,483	336	1.08%
Total interest-earning assets	$1,415,751	$28,252	4.02%	$1,342,683	$27,781	4.14%
Allowance for loan losses	(15,119)			(16,593)
Other assets	90,574			85,092
Total assets	$1,491,206			$1,411,182

Liabilities
Savings, NOW, money market, interest checking	$492,207	$743	0.30%	$357,599	$1,299	0.73%
Time deposits	447,562	3,043	1.37%	583,451	6,769	2.32%
Total interest-bearing deposits	$939,769	$3,786	0.81%	$941,050	$8,068	1.71%
Other borrowings	47,491	91	0.39%	34,084	25	0.15%
FHLB advances	108,790	507	0.94%	80,312	562	1.40%
Junior subordinated debentures	67,168	2,212	6.64%	44,981	1,442	6.44%
Total interest-bearing liabilities	$1,163,218	$6,596	1.14%	$1,100,427	$10,097	1.84%
Non-interest-bearing deposits	142,548			123,811
Other liabilities	13,957			16,813
Total liabilities	$1,319,723			$1,241,051

Shareholders' equity	171,483			170,131
Total liabilities and equity	$1,491,206			$1,411,182

Net interest income		$21,656			$17,684
Interest rate spread (3)			2.88%			2.30%
Net interest margin (4)			3.08%			2.63%
Ratio of interest-earning assets to interest -bearing liabilities	1.22			1.22
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2021 v. 2020
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)

Interest Income:
Investment securities	$117	$971	$1,088
Loans (excluding PPP)	(94)	(658)	(752)
PPP loans - round 1	193	(8)	185
PPP loans - round 2	437	—	437
Total loans	536	(666)	(130)
Federal funds sold and interest-bearing deposits with banks	(62)	(45)	(107)
Total interest income	591	260	851
Interest Expense:
Savings, NOW, money market and interest checking	(551)	389	(162)
Time deposits	(1,336)	(507)	(1,843)
Other borrowings	31	(3)	28
FHLB advances	(86)	(8)	(94)
Junior subordinated debentures	7	363	370
Total interest expense	(1,935)	234	(1,701)
Net interest income	$2,526	$26	$2,552

	Six Months Ended June 30, 2021 v. 2020
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$(73)	$1,940	$1,867
Loans (excluding PPP)	(1,314)	(1,404)	(2,718)
PPP loans - round 1	1,063	(54)	1,009
PPP loans - round 2	520	—	520
Total loans	269	(1,458)	(1,189)
Federal funds sold and interest-bearing deposits with banks	58	(265)	(207)
Total interest income	254	217	471
Interest Expense:
Savings, NOW, money market and interest checking	(1,568)	1,012	(556)
Time deposits	(2,376)	(1,350)	(3,726)
Other borrowings	53	13	66
FHLB advances	662	(717)	(55)
Junior subordinated debentures	47	723	770
Total interest expense	(3,182)	(319)	(3,501)
Net interest income	$3,436	$536	$3,972

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a recovery of loan losses of $4.3 million for the three months ended June 30, 2021, compared to a provision for loan losses of $1.1 million for the three months ended June 30, 2020.  The decrease in provision was primarily the result of a $30.0 million decrease in substandard rated loans and corresponding release of specific reserves, and the upgrade of $44.6 million of watch rated loans to a pass rating during the second quarter of 2021.

For the six months ended June 30, 2021, the recovery of loan losses was $4.0 million compared to a provision for loans losses of $3.4 million for the six months ended June 30, 2020.  The $7.4 million decrease in provision expense was primarily the result of the improvement in asset quality. During the first six months of 2021, watch rated loans decreased by $68.9 million, or 36.2%, primarily as the result of 41 dairy customers being upgraded to a low satisfactory rating.  In addition, we eliminated the $2.0 million qualitative factor for industries immediately affected by the COVID-19 pandemic.

The specific reserve related to impaired loans was $2.2 million at June 30, 2021, which was a decrease of $2.1 million, or 48.8%, from December 31, 2020, as a result of five agricultural customers being upgraded as part of our annual review process.  This improvement in asset quality is expected to continue throughout 2021 as we complete the annual review process.

As of June 30, 2021, there were four customer relationships with loans in payment deferral associated with COVID-19 customer support programs totaling $2.9 million, or less than 0.1% of total loans, which is a decrease of $20.0 million since December 31, 2020.

Other than the qualitative factor for COVID-19 discussed above, there have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.  Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $11.5 million, or 1.14% of total loans, was appropriate as of June 30, 2021.  This is compared to an allowance for loan losses of $17.5 million, or 1.73% of total loans, at June 30, 2020, and $14.8 million, or 1.49% of total loans, at December 31, 2020.

Non-Interest Income

Non-interest income for the three months ended June 30, 2021 decreased by 35.7% to $2.3 million from $3.5 million for the three months ended June 30, 2020.  The $1.2 million decrease was primarily the result of the sale of $35.3 million of securities during the second quarter of 2021 in an effort to reduce duration risk, which resulted in a loss of $1.5 million.  The loss on security sales was partially offset by increases of $0.4 million and $0.3 million in loan servicing fees and net loan servicing right income, respectively, which was the result of $91.1 million additional loans serviced for the three months ended June 30, 2021 compared to the same period in the previous year.

For the six months ended June 30, 2021, non-interest income decreased $0.2 million, or 4.1%, to $6.0 million from $6.2 million for the six months ended June 30, 2020, primarily as a result of the loss on the sale of securities which was partially offset by an increase of $1.3 million in loan servicing fees from the previously discussed increase in average loans serviced.

The following table reflects the components of non-interest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)

Service charges	$165	$139	$284	$252
Crop insurance commission	291	229	592	458
Gain on sale of residential loans	89	4	182	42
Gain on sale of service-retained loans	1,784	1,041	3,371	1,546
Total gain on sale of loans	1,873	1,045	3,553	1,588
Loan servicing fees	2,278	1,923	4,436	3,754
Decay due to increases in principal paydowns or runoff	(860)	(727)	(1,130)	(992)
Changes in valuation inputs or assumptions	(302)	(39)	(1,150)	11
Total loan servicing fees, net	1,116	1,157	2,156	2,773
Gain on sale of securities	(1,453)	570	(1,453)	570
Referral fees	—	121	319	138
Other	259	240	513	442
Total non-interest income	$2,251	$3,501	$5,964	$6,221

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2021 increased $1.3 million, or 17.4%, to $8.8 million compared to the three months ended June 30, 2020, primarily due to a $1.8 million increase to employee compensation and benefits which was the result of eight additional employees and the accrual of benefits that are anticipated to be paid out at the time of the Merger.  The increase to salaries and benefits was partially offset by the $1.1 million gain on sale of fixed assets related to the sale of the excess land that surrounds the area where our new branch is under construction in Appleton, Wisconsin.  During the second quarter of 2021, we also recorded $0.3 million of expenses related to the Merger discussed above.

For the six months ended June 30, 2021, non-interest expense decreased by $5.0 million, or 22.0%, to $17.5 million from $22.5 million for the six months ended June 30, 2020.  In addition to the items noted above, the year-over-year decrease was primarily the result of a $5.0 million goodwill impairment during the first quarter of 2020.  In addition, in the first quarter of 2020 there was a $1.4 million write-down of a retail shopping center that is in other real estate owned and a $0.3 million loss recognized on the sale-leaseback of our Manitowoc branch.  These decreases in non-interest expense were partially offset by increased professional fees.

The following table reflects the components of our non-interest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)
Employee compensation and benefits	$6,426	$4,594	$12,008	$9,854
Occupancy	293	305	572	659
Information processing	664	663	1,325	1,333
Professional fees	450	480	1,252	881
Business development	289	333	596	699
Other real estate owned expenses	52	44	75	160
Write-down of other real estate owned	—	—	—	1,360
Net loss on other real estate owned	—	—	17	4
Net loss (gain) on sale of fixed assets	(1,075)	(1)	(1,081)	349
Depreciation and amortization	484	303	741	603
Merger expenses	385	—	385	—
Goodwill impairment	—	—	—	5,038
Other	797	743	1,640	1,891
Total non-interest expense	$8,765	$7,464	$17,530	$22,831

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

Income tax expense for the three months ended June 30, 2021 and 2020, was $2.5 million and $0.9 million, respectively, which represents an effective tax rate of 26.7% and 25.3%, respectively.  Income tax expense for the six months ended June 30, 2021 and 2020, was $3.5 million and $0.4 million, respectively, which represents an effective tax rate of 24.5% and 18.3%, respectively.  The decrease in the effective tax rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily the result of the non-deductible goodwill impairment that took place during the first quarter of 2020.

Financial Condition

Total assets increased $44.7 million, or 3.0%, from December 31, 2020 to $1.5 billion at June 30, 2021.  Total loans increased by $5.6 million, or 0.6%, from December 31, 2020 to June 30, 2021, primarily as a result of the increase of $16.5 million in agricultural and commercial real estate loans and $36.1 million of second round of PPP loans.  The increase in loan originations was partially offset by the forgiveness from the SBA of $40.5 million of first and second round PPP loans during the same period.

Total liabilities increased $41.7 million, or 3.2%, from December 31, 2020 to $1.3 billion at June 30, 2021.  This increase was primarily attributable to a $52.9 million increase in wholesale deposits that were used to purchase securities and to paydown FHLB borrowings.  Client deposits increased $42.0 million from December 31, 2020 to June 30, 2021, and were used to fund the second round of PPP loans discussed above.   The balance of the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings was $34.2 million at June 30, 2021, compared to $47.5 million at December 31, 2020 due to payments made against the PPPLF when forgiveness was received from the SBA for the first round of PPP loans.

Shareholders’ equity increased $3.0 million, or 1.8%, to $174.8 million at June 30, 2021 from $171.8 million at December 31, 2020.  This increase was due primarily to net income for the six months ended June 30, 2021 of $10.7 million which was partially offset by $2.4 million of unrealized losses in our securities portfolio during the first half of 2021.  In addition, the Company repurchased 117,020 shares of its common stock, totaling $4.7 million, during the six months ended June 30, 2021.  Total shareholders’ equity was also reduced by the payment of $1.4 million of dividends on common and preferred stock during the six months ended June 30, 2021.

Net Loans

Net loans increased by $8.9 million, or 0.9%, to $1.0 billion at June 30, 2021 from December 31, 2020.  This increase was primarily the result of $36.1 million of second round PPP loans that were funded in the first half of 2021, which were offset by the forgiveness from the SBA of $40.5 million of first and second round PPP loans during the same period.  In addition, agricultural and commercial real estate loans increased $16.5 million as of June 30, 2021 compared to December 31, 2020, which were partially offset by normal pay-downs.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$613,513	61.3%	$606,881	60.9%
Commercial real estate loans	245,810	24.5%	235,969	23.7%
Commercial loans	74,069	7.4%	77,297	7.8%
PPP loans	33,400	3.3%	37,790	3.8%
Residential real estate loans	34,873	3.5%	38,084	3.8%
Installment and consumer other	225	0.0%	264	0.0%
Total gross loans	$1,001,890	100.0%	$996,285	100.0%
Allowance for loan losses	(11,466)		(14,808)
Loans, net	$990,424		$981,477

The following table sets forth the composition of PPP loans in our loan portfolio at the dates indicated:

	June 30, 2021			December 31, 2020
	# of Loans	Balance	Deferred Fee Income	# of Loans	Balance	Deferred Fee Income
	(dollars in thousands)
PPP 1oans - Round 1	69	$3,285	$82	456	$37,790	$1,191
PPP loans - Round 2	391	30,115	1,576	—	—	—
Total PPP loans	460	$33,400	$1,658	456	$37,790	$1,191
% of Total loans		3.33%			3.79%

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

At June 30, 2021 and December 31, 2020, the allowance for loan losses was $11.5 million and $14.8 million, respectively, which resulted in a ratio of the allowance to total loans of 1.14% and 1.49%, respectively.

Charge-offs and recoveries by loan category for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)
Balance, beginning of period	$15,082	$17,547	$14,808	$15,267
Loans charged off:		-		-
Agriculture loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial loans	—	144	—	144
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total loans charged off	$—	$144	$—	$144
Recoveries:		-		-
Agriculture loans	—	23	—	23
Commercial real estate loans	612	1	613	62
Commercial loans	50	—	81	1
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total recoveries	662	24	694	86
Net loans charged-off (recovered)	$(662)	$120	$(694)	$58
Provision for loan losses	(4,278)	1,142	(4,036)	3,360
Allowance for loan losses, end of period	$11,466	$18,569	$11,466	$18,569

Selected loan quality ratios:
Net charge offs (recoveries) to average loans	(0.07)%	0.01%	(0.07)%	0.01%
Allowance for loan losses to total loans (end of period)	1.14%	1.71%	1.14%	1.71%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	30.40%	32.32%	30.40%	32.32%

As provided in the interagency statement, the Company has been working with its borrowers impacted by COVID-19.  As of June 30, 2021, loans with COVID-19 payment modifications were $2.9 million, or less than 0.1% of total loans.  We will continue to evaluate the impacts of these payment modification requests on our allowance for loan losses.

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

Information about the loan servicing portfolio is shown below:

	For the Three Months Ended
	June 30, 2021	December 31, 2020
	(dollars in thousands)
Loan servicing rights, end of period	$19,478	$18,396
Loans serviced, end of period	853,176	812,560
Loan servicing rights as a % of loans serviced	2.28%	2.26%

Total loan servicing fees	$2,278	$1,974
Average loans serviced	847,535	805,190
Annualized loan servicing fees as a % of average loans serviced	1.08%	0.98%

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities, asset-backed securities, and corporate bonds. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $349.3 million at June 30, 2021 from $352.9 million at December 31, 2020.

In an effort to reduce long-term duration risk, we sold $35.3 million of securities during the first half of 2021, which resulted in a pre-tax loss of $1.5 million.  For the six months ended June 30, 20120, $27.8 million of securities were sold resulting in a pre-tax gain of $0.6 million.  During the six months ended June 30, 2021, we recognized unrealized holding losses of $5.3 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government and agency securities	$12,948	$12,841	$14,745	$14,593
Municipal securities	127,089	130,004	149,203	153,654
Mortgage-backed securities	140,037	145,054	127,804	135,378
Corporate bonds	45,000	45,049	32,500	32,511
Asset-backed securities	16,215	16,386	16,664	16,718
Total securities available-for-sale	$341,289	$349,334	$340,916	$352,854

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

Total deposits increased $94.9 million, or 9.1%, from December 31, 2020 to $1.1 billion at June 30, 2021, due primarily to a $52.9 million increase in wholesale deposits in order to paydown FHLB borrowings. In addition, client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) increased by $42.0 million during the same period.

As of June 30, 2021 and December 31, 2020, the distribution by type of deposit account was as follows:

	June 30, 2021		December 31, 2020
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$158,880	14.0%	$163,202	15.6%
NOW accounts and interest checking	136,180	12.0%	96,624	9.3%
Savings	9,059	0.8%	7,367	0.7%
Money market accounts	394,486	34.8%	344,250	33.1%
Certificates of deposit	259,386	22.8%	304,580	29.3%
Brokered deposits	18,648	1.6%	44,347	4.3%
National time deposits	159,087	14.0%	80,456	7.7%
Total deposits	$1,135,726	100.0%	$1,040,826	100.0%

Hedging Activities

As of June 30, 2021, the Company had two outstanding interest rate swaps designated as a cash flow hedge, each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $1.4 million and $1.9 million was recognized at June 30, 2021 and December 31, 2020, respectively, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.

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

At June 30, 2021, advances from the FHLB were $88.0 million compared to $129.0 million at December 31, 2020.  At June 30, 2021, there were advances from the Federal Reserve Bank’s PPPLF program totaling $34.2 million compared to $47.5 million at December 31, 2020.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $29.4 million and ($5.3) million for the six months ended June 30, 2021 and 2020, respectively.  Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $10.9 million and $125.6 million for the six months ended June 30, 2021 and 2020, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $34.7 million and $129.3 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 the Bank had $84.8 million and $46.2 million in borrowing capacity with the FHLB and the Federal Reserve Bank of Chicago, respectively, to mitigate any liquidity needs.  The Bank also had $297.5 million in unpledged securities available for sale available for liquidity needs.

At June 30, 2021, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $203.6 million, or 13.94% of adjusted average total assets, which is above the minimum level to be well-capitalized of $73.0 million, or 5.0% of adjusted average total assets, and total risk-based capital of $215.0 million, or 16.58% of risk-weighted assets, which is above the minimum level to be well-capitalized of $129.7 million, or 10.0% of risk-weighted assets.  In addition, the Company issued $22.4 million of subordinated debt during 2020 that qualifies as Tier 2 capital that is available to support the Bank.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At June 30, 2021, there were $114.3 million of retained earnings available for the payment of dividends by the Bank to the Company but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of June 30, 2021.

At June 30, 2021 the holding company exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $185.9 million, or 12.78% of adjusted average assets, which is above the minimum level for capital adequacy of $58.1 million, or 4.0% of adjusted average assets, and total risk-based capital of $248.9 million, or 19.14% of risk-weighted assets, which is above the minimum level for capital adequacy of $136.6 million, or 10.5% of risk-weighted assets.

During the fourth quarter of 2020, the Company began construction on a new branch in Appleton, Wisconsin with an estimated completion in the fourth quarter of 2021.  The remaining contractual obligation related to the construction was $1.7 million at June 30, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2021, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning June 30, 2021 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$49,700	17.77%	$47,400	16.18%
+200 bps	45,900	8.77%	44,500	9.07%
+100 bps	43,800	3.79%	42,700	4.66%
Base	42,200	0.00%	40,800	0.00%
-100 bps	40,000	-5.21%	38,700	-5.15%
-200 bps	38,800	-8.06%	37,600	-7.84%

As of June 30, 2021, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one- and two-year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional, and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2020, the following risk factor applies to the Company:

Risks Relating to the Merger

The Merger consideration is fixed despite any changes in Nicolet’s or the Company’s stock prices and, because the market price of Nicolet common stock may fluctuate, Company shareholders cannot be certain of the market value of the Merger consideration they will receive.

In the Merger, each share of Company common stock owned by the Company’s shareholders immediately prior to the effective time will be converted into the right to receive 0.48 shares of Nicolet common stock or $37.18 in cash (without interest), at the election of each holder and subject to proration. Shareholder elections will be prorated to ensure the total consideration will consist of approximately 20% cash and approximately 80% common stock. The exchange ratio is fixed and will not be adjusted for changes in the market price of either Nicolet common stock received or Company common stock currently owned. Changes in the price of Nicolet common stock prior to the Merger will affect the value that the Company’s shareholders receiving Nicolet common stock will receive in the Merger. Under limited circumstances, the Company is permitted to terminate the Merger Agreement as a result of a decrease in the market price of Nicolet common stock. In any such instance, Nicolet may elect to negate the Company’s termination by increasing the exchange ratio pursuant to the formula specified in the Merger Agreement.

Stock price changes prior to the closing of the Merger may result from a variety of factors, including but not limited to general market and economic conditions, impacts and disruptions resulting from the COVID-19 pandemic, changes in Nicolet’s or the Company’s businesses, operations and prospects, and regulatory considerations, many of which are beyond Nicolet’s or the Company’s control.  Therefore, at the time of the Company special meeting, Company shareholders will not know the market value of the stock consideration to be received by holders of Company common stock at the effective time. Shareholders should obtain current market quotations for shares of Nicolet common stock and for shares of the Company’s common stock.

The Company’s shareholders may receive a form of consideration different from what they elect.

While each Company shareholder may elect to receive cash or Nicolet common stock in exchange for each share of Company common stock that it holds, the total number of shares of Company common stock that will be converted into the cash consideration will be equal to 1,237,000, and the remaining shares of Company common stock will be converted into the stock consideration (excluding certain cancelled shares). As a result, if Company shareholders choose an election that is oversubscribed, they may receive a portion of the Merger consideration in the form they did not elect.

The global coronavirus outbreak may delay or adversely affect the completion of the Merger and could harm the business and results of operations for each of Nicolet and the Company and the combined company following the completion of the Merger.

In March 2020, the World Health Organization declared the coronavirus to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on the businesses of Nicolet, the Company and the combined company, and there is no guarantee that efforts by Nicolet, the Company and the combined company to address the adverse impacts of the COVID-19 pandemic will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on Nicolet’s and the Company’s customers and on the companies’ respective businesses, financial condition and results of operations.

In addition, actions by U.S. federal, state and foreign governments to address the pandemic, including travel bans and school, business and entertainment venue closures, may also have a significant adverse effect on the markets in which Nicolet and the Company conduct their businesses. The extent of impacts resulting from the COVID-19 pandemic and other events beyond the control of Nicolet, the Company and the combined company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and actions taken to contain the coronavirus or its impact, among others.

The COVID-19 pandemic has, and could result in further, business disruption to Nicolet and the Company, and if either company is unable to recover from such a business disruption on a timely basis, the Merger and the combined company’s business and financial conditions and results of operations following the completion of the Merger would be adversely affected. Completion of the Merger, including obtaining regulatory approvals, and efforts to integrate the businesses of Nicolet and the Company may also be delayed and adversely affected by the COVID-19 pandemic, and become more costly. Each of Nicolet, the Company and the combined company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.

The opinion of Stephens, Inc. delivered to the board of directors of the Company prior to the signing of the Merger Agreement will not reflect changes in circumstances after the date of the opinion.

Prior to the execution of the Merger Agreement, the Company board of directors received an opinion from its financial advisor to address the fairness of the Merger consideration from a financial point of view and as of the date of the opinion and subject to the limitations and assumptions contained therein. Subsequent changes in the operations or prospects of Nicolet or the Company, general market and economic conditions or other factors that may be beyond the control of Nicolet or the Company, may significantly alter the value of Nicolet or the Company or the prices of the shares of Nicolet common stock or Company common stock by the time the Merger is completed. The opinion does not speak as of the effective time or as of any other date other than the date of each such opinion.

Nicolet’s integration of the Company may be more difficult, costly, or time-consuming than we expect.

Nicolet and the Company have operated, and, until completion of the Merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, disruption of each company’s ongoing business or inconsistencies in standards, procedures or policies, each of which could adversely affect the ability to maintain relationships with clients and employees or to achieve some of the anticipated benefits of the Merger.  Further, the COVID-19 pandemic may make it more costly or more difficult for Nicolet to effect the integration of the Company into its current operations or may cause Nicolet or the Company to reduce integration efforts in order to focus on internal operations to account for changes in the economic environment.  If Nicolet experiences difficulties with the integration process, Nicolet might not achieve some of the economic benefits expected to result from the Merger in a timely manner or at all.  As with any Merger of banking institutions, there also may be business disruptions that cause the combined entity to lose customers or cause customers to take their deposits out of the Company’s and Nicolet’s banks and move their business to other financial institutions.

The Company and Nicolet will be subject to business uncertainties while the Merger is pending, which could adversely affect their respective businesses.

Uncertainty about the consummation of the Merger or the effect of the Merger on employees and customers may have an adverse effect on the Company and Nicolet and consequently on the business and stock price of Nicolet after the Merger.  Although the parties intend to take steps to reduce any adverse effects, these uncertainties may impair their ability to attract, retain, and motivate key personnel until the Merger is consummated and for a period of time thereafter, and such uncertainties could cause customers and others that deal with the Company or Nicolet to seek to change their existing business relationships.  Employee retention could be particularly challenging during the Merger, as employees may experience uncertainty about their roles in the combined company following the Merger.  If key employees depart because of issues relating to the perceived uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business following the Merger could be harmed and the market price of its common stock could decrease.

There is no assurance when or even if the Merger will be completed.

Completion of the Merger is subject to satisfaction or waiver of a number of conditions. There can be no assurance that Nicolet and the Company will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

The Merger must be approved by the Board of Governors or the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”) and the Wisconsin Department of Financial Institutions (the “WDFI”).   The Federal

Reserve, the OCC and the WDFI will consider, among other factors, the competitive impact of the Merger, Nicolet’s and the Company’s financial and managerial resources and the convenience and needs of the communities to be served.  As part of that consideration, we expect that the Federal Reserve, the OCC and the WDFI will review the capital position, safety and soundness, and legal and regulatory compliance matters and Community Reinvestment Act matters.  There can be no assurance as to whether any necessary approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

The market price of Nicolet common stock after the Merger may be affected by factors different from those currently affecting the market price of the Company.

The businesses of Nicolet and the Company differ in some respects and, accordingly, the results of operations of Nicolet and the market price of Nicolet’s shares of common stock after the Merger may be affected by factors different from those currently affecting the Company’s results of operations and stock price.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit the Company’s ability to discuss any competing third-party proposals to acquire it or all or a significant part of any of its subsidiaries.  In addition, the Company has agreed to pay Nicolet a fee of $10.0 million if Nicolet terminates the Merger Agreement after the Company’s board of directors withdraws or changes its recommendation of the Merger Agreement to its shareholders, if the Company terminates the Merger Agreement to accept an acquisition proposal that the Company’s board deems a superior proposal, as each term is defined in the Merger Agreement, or if (i) an acquisition proposal is made with respect to the Company, (ii) the Merger Agreement is terminated as a result of the failure to obtain the Company’s shareholder approval, and (iii) the Company enters into an agreement for such acquisition proposal within 12 months after the Merger Agreement is terminated.  These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share price than that proposed in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

Company shareholders will have limited ability to exercise influence over management of the combined organization.

Company shareholders currently have the right to vote in the election of the board of directors of the Company and on other matters affecting the Company. Upon the completion of the Merger, each Company shareholder will become a shareholder of Nicolet with a percentage ownership of the combined organization that is much smaller than the shareholder’s percentage ownership of the Company. Company shareholders will not have separate approval rights with respect to any actions or decisions of Nicolet or have separate representation on Nicolet’s board of directors. Because of this, Company shareholders will have significantly less influence on the management and policies of Nicolet than they now have on the management and policies of the Company.

Failure to complete the Merger could negatively impact the stock price and future business and financial results of the Company.

If the Merger is not completed for any reason, including the Company or Nicolet shareholders failing to approve the Merger Agreement and the Merger, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company could be subject to a number of possible consequences, including the following:

•	the Company may be required, under certain circumstances, to pay a termination fee to Nicolet;
•	the Company is subject to certain restrictions on the conduct of business prior to completing the Merger, which may adversely affect its ability to execute certain business strategies;
•	the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;
•	the Company’s relationships with customers, regulators and employees may be negatively affected;
•	the Company has incurred and will continue to incur certain costs and fees associated with the Merger; and
•

matters related to the Merger (including integration planning) may require substantial commitments of time and resources by the management and employees of the Company, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.

Nicolet may fail to realize some or all of the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, Nicolet’s ability to successfully combine the businesses of Nicolet and the Company. If Nicolet is not able to successfully achieve this objective, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.  Nicolet and the Company have operated and, until the consummation of the Merger, will continue to operate independently. It is possible that the integration process or other factors could result in the disruption of the ongoing business of Nicolet or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Nicolet or the Company could choose to discontinue their relationships with the combined company post-Merger because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on each of Nicolet and the Company during the pre-Merger period and for an undetermined period of time after the consummation of the Merger.

The Company is subject to specific market risks due to its focus on agricultural lending, an area of lending where Nicolet has historically only held a small portion of its loan portfolio.

The Company primarily concentrates its lending activities in the state of Wisconsin, which has a significant agricultural economy. Historically, the Company’s senior management’s primary business lending experience has been in agricultural lending, with a specific expertise in and focus on dairy and dairy-related businesses. Nicolet attempts to maintain a diversified customer base and a diversified loan portfolio, but the acquisition of the Company will result in Nicolet’s portfolio becoming more heavily dependent upon the agricultural economy than a typical commercial bank. Nicolet may fail to implement certain lending practices that maintain the health and growth of the agricultural loan portfolio.  A prolonged period of weakness in the agricultural economy could result in a decrease in demand for loans or other products and services offered by the Company or the combined company, an increase in agricultural loan delinquencies and defaults, an increase in impaired assets and foreclosures, a decline in the value of loans secured by real estate, and an inability to sell foreclosed assets. The effects of a prolonged period of a weakened agricultural economy could have a material adverse effect on the business or results of operations of the Company or the combined company.

The agricultural economy is subject to certain risks that are either inherently volatile or are beyond the Company’s or Nicolet’s ability, or the ability of farmers or other participants in the agricultural economy, to predict or control. Some of these risks include, but are not limited to market prices, governmental policies and regulations, changing consumer preferences, weather-related risks, disease-related risks and real property value.

Litigation related to the Merger may be filed against Nicolet, the Nicolet board of directors, the Company and/or the Company board of directors, which could prevent or delay the completion of the Merger or result in the payment of damages.

It is possible that litigation by shareholders of Nicolet and/or the Company may be filed against Nicolet, the Nicolet board of directors, the Company and/or the Company board of directors. Among other remedies, the lawsuits could seek damages and/or to enjoin the Merger or the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain, and any such lawsuits could prevent or delay the completion of the Merger and result in substantial costs to Nicolet, the Company and the combined company, including following consummation of the Merger. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition and results of operations.

There is no assurance that Nicolet will complete the Mackinac merger transaction.

Like the Merger, the Mackinac merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and the approval of Nicolet and Mackinac shareholders. If any conditions to the Mackinac merger are not satisfied or waived, to the extent permitted by law, the Mackinac merger will not be completed. In addition, Nicolet and Mackinac may terminate the Mackinac merger agreement under certain circumstances even though the Mackinac merger agreement has been approved by Nicolet’s shareholders and Mackinac’s shareholders. If Nicolet and Mackinac do not complete the Mackinac merger, Nicolet would not realize any of the expected benefits of having completed the Mackinac merger. There is no assurance that the Mackinac merger will be completed or, if it is completed, the timing of such completion.

If Nicolet’s stock price decreases below specified thresholds, then the Company has the right to terminate the Merger Agreement, and the Merger would not occur unless Nicolet increases the Merger consideration.

If for a specified period prior to completion of the Merger Nicolet’s average stock price decreases below certain specified thresholds, then the Company may terminate the Merger Agreement subject to Nicolet’s right (but not obligation) to increase the Merger consideration by increasing the exchange ratio. If Nicolet elects not to increase the Merger consideration, the Company may then terminate the Merger Agreement.

As a result, even if the Company’s shareholders approve the Merger Agreement, the Merger may ultimately not be completed. Although the Nicolet board of directors has the ability to increase the Merger consideration and the Company’s board of directors has the power to choose not to terminate the Merger Agreement and proceed with the Merger if Nicolet does not increase the Merger consideration, there is no obligation of either board to exercise such power.

Shares of Nicolet common stock to be received by the Company’s shareholders as a result of the merger will have rights different from the shares of Company common stock.

Upon completion of the merger, the rights of former Company shareholders will be governed by the articles of incorporation and bylaws of Nicolet and by Wisconsin corporate law. Although the rights associated with Nicolet common stock and Company common stock are both governed by the terms of Wisconsin corporate law, the Company governing documents provide for different rights to its shareholders than the Nicolet governing documents.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not issue any unregistered equity securities during the quarter ended June 30, 2021.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
April 1 - 30, 2021	27,965	$23.88	27,965	573,321
May 1 - 31, 2021	31,818	24.04	31,818	541,503
June 1 - 30, 2021	31,670	25.07	31,670	509,833
(1)

On January 29, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to 673,000 shares of its common stock through January 23, 2023.  Stock repurchases under the program could be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. From January 29, 2020 through the first quarter of 2021, all the authorized shares in this program had been repurchased for a total of $14.9 million.  On February 16, 2021, the Company announced that its Board of Directors extended the stock repurchase program, authorizing the purchase of up to an aggregate of 609,000 additional shares of the Company’s outstanding common stock through February 16, 2024.  The timing of purchases and the number of shares repurchased under the program are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice.  As of June 30, 2021, $2.4 million, or 99,167 shares, of the Company’s common stock had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger between Nicolet Bankshares, Inc. and County Bancorp, Inc. dated June 22, 2021 (incorporated by reference to Exhibit 2.1 of County Bancorp, Inc.’s current report on Form 8-K filed on June 22, 2021)

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

10.1	County Bancorp, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)
10.2

Form of County Bancorp, Inc. 2021 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.5 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)

10.3

Form of County Bancorp, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.6 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)

10.4

Form of County Bancorp, Inc. 2021 Long-Term Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)

10.5

Form of County Bancorp, Inc. 2021 Long-Term Incentive Plan Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)

10.6

Form of County Bancorp, Inc. 2021 Long-Term Incentive Plan Director Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.9 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)

10.7

Form of County Bancorp, Inc. 2021 Long-Term Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.10 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)

10.8

Form of County Bancorp, Inc. 2021 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.11 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)

10.9

Form of County Bancorp, Inc. 2021 Long-Term Incentive Plan Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 4.12 of County Bancorp, Inc.’s registration statement on Form S-8 (File no. 333-256289) filed on May 19, 2021)

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

104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: August 6, 2021	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: August 6, 2021	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)