Form 10-Q
period 2021-09-30
County Bancorp, Inc.
filed 2021-11-05
CIK 1470205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 6,093,291 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

	September 30, 2021	December 31, 2020
	(unaudited)
	(dollars in thousands except per share data)
ASSETS
Cash and cash equivalents	$105,131	$19,084
Interest earning cash at other financial institutions	417	416
Securities available-for-sale, at fair value	338,211	352,854
FHLB Stock	5,485	5,758
Loans held for sale	11,139	35,976
Loans, net of allowance for loan losses of $10,715 as of September 30, 2021; $14,808 as of December 31, 2020	994,243	981,477
Premises and equipment, net	20,677	14,898
Loan servicing rights	19,413	18,396
Other real estate owned, net	914	1,077
Cash surrender value of bank owned life insurance	31,885	31,275
Core deposit intangible, net of accumulated amortization of $1,798 as of September 30, 2021; $1,747 as of December 31, 2020	2	54
Accrued interest receivable and other assets	12,476	11,093
Total assets	$1,539,993	$1,472,358

LIABILITIES
Deposits:
Noninterest-bearing	$168,008	$163,202
Interest-bearing	1,013,488	877,624
Total deposits	1,181,496	1,040,826
Other borrowings	12,844	49,006
Advances from FHLB	85,000	129,000
Subordinated debentures	67,598	67,111
Deferred tax liability, net	2,420	2,302
Accrued interest payable and other liabilities	13,316	12,337
Total liabilities	1,362,674	1,300,582

SHAREHOLDERS' EQUITY
Preferred stock- $1,000 stated value; 15,000 shares authorized; 8,000 shares issued	8,000	8,000
Common stock - $0.01 par value; 50,000,000 authorized; 7,277,097 shares issued and 6,053,369 shares outstanding as of September 30, 2021; 7,212,727 shares issued and 6,197,965 shares outstanding as of December 31, 2020	29	29
Surplus	56,989	55,346
Retained earnings	131,415	118,712
Treasury stock, at cost; 1,223,728 shares at September 30, 2021; 1,014,762 shares at December 31, 2020	(22,346)	(17,606)
Accumulated other comprehensive income	3,232	7,295
Total shareholders' equity	177,319	171,776
Total liabilities and shareholders' equity	$1,539,993	$1,472,358

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020*	2021	2020*
	(dollars in thousands except per share data)
INTEREST AND DIVIDEND INCOME
Loans, including fees	$11,491	$11,594	$35,014	$36,169
Taxable securities	1,821	1,293	5,913	3,858
Tax-exempt securities	260	167	768	335
Federal funds sold and other	93	52	222	388
Total interest and dividend income	13,665	13,106	41,917	40,750

INTEREST EXPENSE
Deposits	1,590	2,914	5,376	10,982
FHLB advances and other borrowed funds	232	456	830	1,043
Subordinated debentures	1,106	1,082	3,318	2,524
Total interest expense	2,928	4,452	9,524	14,549
Net interest income	10,737	8,654	32,393	26,201
Provision for (recovery of) loan losses	(634)	79	(4,670)	3,439
Net interest income after provision for loan losses	11,371	8,575	37,063	22,762
NON-INTEREST INCOME
Services charges	137	108	421	360
Crop insurance commission	309	271	902	729
Gain on sale of loans	1,701	1,285	5,253	2,856
Loan servicing fees, net	590	1,503	2,746	4,291
Gain (loss) on sale of securities	—	101	(1,453)	671
Other	470	404	1,302	985
Total non-interest income	3,207	3,672	9,171	9,892
NON-INTEREST EXPENSE
Employee compensation and benefits	5,846	4,766	17,854	14,620
Occupancy	331	321	903	980
Information processing	640	641	1,965	1,974
Professional fees	503	555	1,755	1,436
Charitable contributions	301	47	402	143
Writedown of other real estate owned	—	—	—	1,360
Goodwill impairment	—	—	—	5,038
Loss (gain) on sale of fixed assets	(7)	(2)	(1,088)	234
Merger-related professional fees	322	—	707	—
Other	1,101	1,339	4,069	4,365
Total non-interest expense	9,037	7,667	26,567	30,150
Income before income taxes	5,541	4,580	19,667	2,504
Income tax expense	1,433	1,164	4,888	1,543
NET INCOME	$4,108	$3,416	$14,779	$961
Less: Cash dividends declared on preferred stock	(80)	(80)	(239)	(287)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,028	$3,336	$14,540	$674

NET INCOME PER SHARE:
Basic	$0.66	$0.52	$2.36	$0.10
Diluted	$0.65	$0.52	$2.34	$0.10
Dividends paid per share	$0.10	$0.07	$0.30	$0.21

*Amounts reclassed to current classifications from original presentation

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income	$4,108	$3,416	$14,779	$961
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(2,372)	(29)	(7,718)	9,103
Income tax benefit (expense)	646	8	2,103	(2,481)
Reclassification for realized losses (gains) on securities	—	(101)	1,453	(671)
Income tax expense (benefit)	—	28	(396)	184
Total other comprehensive income (loss) on securities available-for-sale	(1,726)	(94)	(4,558)	6,135
Unrealized gain (loss) on derivatives arising during the period	127	98	680	(1,156)
Income tax benefit (expense)	(34)	(27)	(185)	315
Total other comprehensive income (loss) on derivatives	93	71	495	(841)
Total other comprehensive income (loss)	(1,633)	(23)	(4,063)	5,294
Comprehensive income	$2,475	$3,393	$10,716	$6,255

See accompanying notes to unaudited consolidated financial statements.

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(dollars in thousands except share data)
Balance at January 1, 2020	$8,000	$28	$54,122	$115,595	$(5,030)	$1,798	$174,513
Net loss	—	—	—	(5,188)	—	—	(5,188)
Other comprehensive income	—	—	—	—	—	1,639	1,639
Stock compensation expense	—	—	314	—	—	—	314
Cash dividends declared on common stock	—	—	—	(466)	—	—	(466)
Cash dividends declared on preferred stock	—	—	—	(108)	—	—	(108)
Treasury stock purchases (255,650 shares)	—	—	—	—	(5,853)	—	(5,853)
Proceeds from exercise of common stock options (14,590 shares)	—	—	195	—	—	—	195
Balance at March 31, 2020	$8,000	$28	$54,631	$109,833	$(10,883)	$3,437	$165,046
Net income	—	—	—	2,733	—	—	2,733
Other comprehensive income	—	—	—	—	—	3,678	3,678
Stock compensation expense	—	—	182	—	—	—	182
Cash dividends declared on common stock	—	—	—	(455)	—	—	(455)
Cash dividends declared on preferred stock	—	—	—	(99)	—	—	(99)
Treasury stock purchases (127,280 shares)	—	—	—	—	(2,560)	—	(2,560)
Balance at June 30, 2020	$8,000	$28	$54,813	$112,012	$(13,443)	$7,115	$168,525
Net income	—	—	—	3,416	—	—	3,416
Other comprehensive loss	—	—	—	—	—	(23)	(23)
Stock compensation expense	—	—	189	—	—	—	189
Cash dividends declared on common stock	—	—	—	(446)	—	—	(446)
Cash dividends declared on preferred stock	—	—	—	(80)	—	—	(80)
Treasury stock purchases (80,475 shares)	—	—	—	—	(1,671)	—	(1,671)
Balance at September 30, 2020	$8,000	$28	$55,002	$114,902	$(15,114)	$7,092	$169,910

Balance at December 31, 2020	$8,000	$29	$55,346	$118,712	$(17,606)	$7,295	$171,776
Net Income	—	—	—	3,928	—	—	3,928
Other comprehensive loss	—	—	—	—	—	(6,498)	(6,498)
Stock compensation expense	—	—	273	—	—	—	273
Cash dividends declared on common stock	—	—	—	(620)	—	—	(620)
Cash dividends declared on preferred stock	—	—	—	(81)	—	—	(81)
Treasury stock purchases (117,020 shares)	—	—	—	—	(2,513)	—	(2,513)
Proceeds from exercise of common stock options (6,206 shares)	—	—	72	—	—	—	72
Balance at March 31, 2021	$8,000	$29	$55,691	$121,939	$(20,119)	$797	$166,337
Net income	—	—	—	6,743	—	—	6,743
Other comprehensive income	—	—	—	—	—	4,068	4,068
Stock compensation expense	—	—	224	—	—	—	224
Cash dividends declared on common stock	—	—	—	(611)	—	—	(611)
Cash dividends declared on preferred stock	—	—	—	(79)	—	—	(79)
Treasury stock purchases (91,946 shares)	—	—	—	—	(2,227)	—	(2,227)
Proceeds from exercise of common stock options (18,274 shares)	—	—	357	—	—	—	357
Balance at June 30, 2021	$8,000	$29	$56,272	$127,992	$(22,346)	$4,865	$174,812
Net income	—	—	—	4,108	—	—	4,108
Other comprehensive loss	—	—	—	—	—	(1,633)	(1,633)
Stock compensation expense	—	—	205	—	—	—	205
Cash dividends declared on common stock	—	—	—	(605)	—	—	(605)
Cash dividends declared on preferred stock	—	—	—	(80)	—	—	(80)
Proceeds from exercise of common stock options (26,912 shares)	—	—	512	—	—	—	512
Balance at September 30, 2021	$8,000	$29	$56,989	$131,415	$(22,346)	$3,232	$177,319

See accompanying notes to unaudited consolidated financial statements

COUNTY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Cash flows from operating activities
Net income	$14,779	$961
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	871	1,007
Amortization of core deposit intangible	52	139
Amortization of subordinated debentures discount	487	363
Impairment of goodwill	—	5,038
Provision for (recovery of) loan losses	(4,670)	3,439
Realized loss (gain) on sales of securities available-for-sale	1,453	(671)
Realized loss (gain) on sales of premises and equipment	(1,088)	234
Realized loss on sales of other real estate owned	17	13
Writedown of other real estate owned	—	1,360
Increase in cash surrender value of bank owned life insurance	(610)	(535)
Deferred income tax expense (benefit)	1,825	(272)
Stock compensation expense	702	685
Net amortization of securities	1,577	721
Net change in:
Accrued interest receivable and other assets	(1,383)	(996)
Loans held for sale	24,837	(442)
Loan servicing rights	(1,017)	(2,210)
Accrued interest payable and other liabilities	1,474	1,872
Net cash provided by operating activities	39,306	10,706
Cash flows from investing activities
Proceeds from maturities, principal repayments, and call of securities available-for-sale	25,250	18,768
Purchases of securities available-for-sale	(53,753)	(185,595)
Proceeds from sales of securities available-for-sale	33,852	35,466
Purchase (redemption) of FHLB stock	273	(4,130)
Purchase of bank owned life insurance	—	(10,000)
Loan originations and principal collections, net	(8,456)	(40,978)
Proceeds from sales of premises and equipment	1,757	1,507
Purchases of premises and equipment	(7,319)	(3,528)
Proceeds from sales of other real estate owned	506	1,851
Net cash used in investing activities	(7,890)	(186,639)
Cash flows from financing activities
Net increase in demand and savings deposits	133,478	129,817
Net increase (decrease) in certificates of deposits	7,191	(181,088)
Net change in other borrowings	(36,162)	101,015
Proceeds from FHLB advances	376,000	516,000
Repayment of FHLB advances	(420,000)	(475,800)
Payments to acquire treasury stock	(4,740)	(10,084)
Proceeds from issuance of subordinated debt	—	21,804
Proceeds from issuance of common stock	941	195
Dividends paid on common stock	(1,836)	(1,367)
Dividends paid on preferred stock	(240)	(287)
Net cash provided by financing activities	54,632	100,205
Net change in cash and cash equivalents	86,048	(75,728)
Cash and cash equivalents, beginning of period	19,500	129,011
Cash and cash equivalents, end of period	$105,548	$53,283

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,896	$16,296
Income taxes	$2,140	$2,500
Noncash operating activities:
Change in accounting principle	$—	$2,484
Noncash investing activities:
Transfer from loans to other real estate owned	$360	$767
Loans charged off	$125	$144

See accompanying notes to unaudited consolidated financial statements.

County Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of County Bancorp, Inc. (“we,” “us,” ”our,” or the “Company”) and its subsidiaries, including Investors Community Bank (the “Bank”), have been prepared, in the opinion of management, to reflect all adjustments necessary for a fair presentation of the financial position and results of operations as of and for the three and nine months ended September 30, 2021.  The results of operations for the three and nine months ended September 30, 2021 may not necessarily be indicative of the results to be expected for the year ending December 31, 2021, or for any other period.

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

Merger Transaction

On June 22, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with Nicolet Bankshares, Inc. (“Nicolet”), a Wisconsin corporation, pursuant to which the Company will merge with and into Nicolet (the “Merger”). Following the Merger, the Bank will merge with and into Nicolet National Bank, Nicolet’s wholly-owned bank subsidiary, with Nicolet National Bank continuing as the surviving bank, with all Bank branches operating under the Nicolet National Bank brand.  Nicolet had received all regulatory approvals for the Merger on September 7, 2021, and the Merger was approved by the Company’s and Nicolet’s shareholders on October 5, 2021.  Subject to customary closing conditions, the Merger is expected to be completed on December 3, 2021.  For additional information on this proposed Merger, see Note 2 “Acquisition” to our consolidated financial statements.

New Accounting Pronouncements

On December 27, 2020, the Consolidated Appropriations Act (“CAA”), 2021, was signed into law which extended the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which expired on December 31, 2020.  Section 4013 of the CARES Act was extended in the CAA and allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the Coronavirus Disease 2019 (COVID-19) pandemic.  The Company has elected to implement Section 4013, and at September 30, 2021, loan balances totaling $0.2 million were still outstanding under the payment deferral program and were not classified as troubled debt restructurings.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Entities should apply this amendment by a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has engaged a third-party software consultant and is currently testing the model’s methodology in parallel to current loss model calculations.  At this time, the effect this ASU will have on its consolidated financial statements is still being quantified as the Company ensures data, assumptions, and methods all comply with the requirements of ASU 2016-13.  In October 2019, the FASB voted to delay the effective date for the credit losses standard to January 2023 for certain entities, including SEC filers that qualify as smaller reporting companies and private companies.  As a smaller reporting company, the Company is eligible for the delay and will be deferring adoption.  Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period.

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

The Merger had been approved by Nicolet’s regulators on September 7, 2021, and was approved by the Company’s and Nicolet’s shareholders on October 5, 2021.  Subject to certain customary closing conditions, the Merger is expected to be completed on December 3, 2021.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income from continuing operations	$4,108	$3,416	$14,779	$961
Less: preferred stock dividends	80	80	239	287
Income available to common shareholders for basic earnings per common share	$4,028	$3,336	$14,540	$674

Weighted average number of common shares issued	7,260,493	7,202,000	7,240,770	7,194,642
Less: weighted average treasury shares	1,223,728	882,153	1,161,555	720,654
Plus: weighted average of participating restricted stock units	97,891	66,492	86,723	57,053
Weighted average number of common shares and participating securities outstanding	6,134,656	6,386,339	6,165,938	6,531,041
Effect of dilutive options	81,216	20,915	55,040	32,833
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,215,872	6,407,254	6,220,978	6,563,874
Weighted average of anti-dilutive options	—	137,740	31,442	85,272

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale as of September 30, 2021 and December 31, 2020 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2021
U.S. government and agency securities	$12,408	$1	$(85)	$12,324
Municipal securities	126,874	3,061	(1,383)	128,552
Mortgage-backed securities	132,242	4,923	(960)	136,205
Corporate bonds	45,000	239	(287)	44,952
Asset-backed securities	16,012	166	-	16,178
	$332,536	$8,390	$(2,715)	$338,211
December 31, 2020
U.S. government and agency securities	$14,745	$—	$(152)	$14,593
Municipal securities	149,203	4,736	(285)	153,654
Mortgage-backed securities	127,804	7,872	(298)	135,378
Corporate bonds	32,500	21	(10)	32,511
Asset-backed securities	16,664	55	(1)	16,718
	$340,916	$12,684	$(746)	$352,854

The amortized cost and fair value of securities at September 30, 2021 and December 31, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
September 30, 2021
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	70,469	70,373
Due after ten years	113,813	115,455
Asset-backed securities	16,012	16,178
Mortgage-backed securities	132,242	136,205
	$332,536	$338,211
December 31, 2020
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	55,024	55,120
Due after ten years	141,424	145,638
Asset-backed securities	16,664	16,718
Mortgage-backed securities	127,804	135,378
	$340,916	$352,854

Proceeds from the sale of available-for-sale securities were $33.9 million for the three and nine months ended September 30, 2021, which resulted in a loss of $1.5 million.  For the three months ended September 30, 2020, proceeds from the sale of available-for-sale securities were $7.7 million which resulted in a gain of $0.1 million.  For the nine months ended September 30, 2020, proceeds from the sale of available-for-sale securities were $35.5 million which resulted in a gain of $0.7 million.

At September 30, 2021 and December 31, 2020, there were $31.2 million and $23.0 million, respectively, of securities pledged at the Federal Reserve Bank to secure municipal customer deposits.

Federal Home Loan Bank (FHLB) advances were secured by $5.5 million and $5.8 million of FHLB stock at September 30, 2021 and December 31, 2020, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temorarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2021
U.S. government and agency securities	$—	$—	$10,378	$(85)	$10,378	$(85)
Municipal securities	67,126	(1,100)	6,500	(283)	73,626	(1,383)
Mortgage-backed securities	33,244	(960)	—	—	33,244	(960)
Corporate bonds	27,463	(287)	—	—	27,463	(287)
Asset-backed securities	—	—	—	—	—	—
	$127,833	$(2,347)	$16,878	$(368)	$144,711	$(2,715)
December 31, 2020
U.S. government and agency securities	$12,217	$(134)	$2,376	$(18)	$14,593	$(152)
Municipal securities	30,849	(285)	—	—	30,849	(285)
Mortgage-backed securities	7,781	(298)	—	—	7,781	(298)
Corporate bonds	7,990	(10)	—	—	7,990	(10)
Asset-backed securities	3,817	(1)	—	—	3,817	(1)
	$62,654	$(728)	$2,376	$(18)	$65,030	$(746)

The unrealized losses on the investments at September 30, 2021 and December 31, 2020 were due to market conditions as well as normal fluctuations and pricing inefficiencies.  The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2021 and December 31, 2020.

NOTE 5 – LOANS

The components of loans were as follows:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Agricultural loans	$631,833	$606,881
Commercial real estate loans	247,520	235,969
Commercial loans	86,813	115,087
Residential real estate loans	36,873	38,084
Installment and consumer other	1,919	264
Total gross loans	1,004,958	996,285
Allowance for loan losses	(10,715)	(14,808)
Net loans	$994,243	$981,477

Net unamortized deferred costs totalling $0.7 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively, are included in the total gross loans above.

Changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30, 2021
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$8,874	$(588)	$—	$—	$8,286
Commercial real estate loans	1,819	(105)	(125)	8	1,597
Commercial loans	565	47	—	—	612
Residential real estate loans	208	12	—	—	220
Installment and consumer other	—	—	—	—	—
Total	$11,466	$(634)	$(125)	$8	$10,715

	For the Nine Months Ended September 30, 2021
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$10,859	$(2,573)	$—	$—	$8,286
Commercial real estate loans	3,139	(2,038)	(125)	621	1,597
Commercial loans	805	(274)	—	81	612
Residential real estate loans	5	215	—	—	220
Installment and consumer other	—	—	—	—	—
Total	$14,808	$(4,670)	$(125)	$702	$10,715

	For the Three Months Ended September 30, 2020
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$12,670	$(444)	$—	$—	$12,226
Commercial real estate loans	3,859	491	—	1	4,351
Commercial loans	1,954	(47)	—	—	1,907
Residential real estate loans	85	3	—	—	88
Installment and consumer other	1	(1)	—	—	—
Unallocated	—	77	—	—	77
Total	$18,569	$79	$—	$1	$18,649

	For the Nine Months Ended September 30, 2020
	Beginning Balance	Provision for Loan Losses	Loans Charged Off	Loan Recoveries	Ending Balance
	(dollars in thousands)
Agricultural loans	$11,737	$466	$—	$23	$12,226
Commercial real estate loans	1,913	2,375	—	63	4,351
Commercial loans	1,599	451	(144)	1	1,907
Residential real estate loans	15	73	—	—	88
Installment and consumer other	3	(3)	—	—	—
Unallocated	—	77	—	—	77
Total	$15,267	$3,439	$(144)	$87	$18,649

The following tables present the balances in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of  September 30, 2021 and December 31, 2020:

	September 30, 2021
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$1,728	$6,558	$8,286
Commercial real estate loans	—	1,597	1,597
Commercial loans	129	483	612
Residential real estate loans	—	220	220
Installment and consumer other	—	—	—
Total ending allowance for loan losses	1,857	8,858	10,715
Loans:
Agricultural loans	36,829	595,004	631,833
Commercial real estate loans	—	247,520	247,520
Commercial loans	2,230	84,583	86,813
Residential real estate loans	—	36,873	36,873
Installment and consumer other	—	1,919	1,919
Total loans	39,059	965,899	1,004,958
Net loans	$37,202	$957,041	$994,243

	December 31, 2020
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(dollars in thousands)
Allowance for loan losses:
Agricultural loans	$3,504	$7,355	$10,859
Commercial real estate loans	672	2,467	3,139
Commercial loans	86	719	805
Residential real estate loans	—	5	5
Installment and consumer other	—	—	—
Total ending allowance for loan losses	4,262	10,546	14,808
Loans:
Agricultural loans	63,777	543,104	606,881
Commercial real estate loans	7,077	228,892	235,969
Commercial loans	2,818	112,269	115,087
Residential real estate loans	59	38,025	38,084
Installment and consumer other	—	264	264
Total loans	73,731	922,554	996,285
Net loans	$69,469	$912,008	$981,477

The following tables present loans individually evaluated for impairment by class of loans at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$7,237	$6,883	$—
Commercial real estate loans	—	—	—
Commercial loans	1,918	1,914	—
Residential real estate loans	—	—	—
	$9,155	$8,797	$—

With an allowance recorded:
Agricultural loans	$32,292	$29,946	$1,728
Commercial real estate loans	—	—	—
Commercial loans	347	316	129
Residential real estate loans	—	—	—
	$32,639	$30,262	$1,857
Total	$41,794	$39,059	$1,857

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(dollars in thousands)
With no related allowance:
Agricultural loans	$20,245	$20,120	$—
Commercial real estate loans	288	288	—
Commercial loans	2,504	2,481	—
Residential real estate loans	61	59	—
	$23,098	$22,948	$—

With an allowance recorded:
Agricultural loans	$47,971	$43,657	$3,504
Commercial real estate loans	8,245	6,790	672
Commercial loans	357	336	86
Residential real estate loans	—	—	—
	$56,573	$50,783	$4,262
Total	$79,671	$73,731	$4,262

The following table presents the aging of the recorded investment in past due loans at September 30, 2021 and December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
	(dollars in thousands)
September 30, 2021
Agricultural loans	$70	$92	$1,582	$1,744	$630,089	$631,833
Commercial real estate loans	—	—	—	—	247,520	247,520
Commercial loans	—	—	17	17	86,796	86,813
Residential real estate loans	26	—	—	26	36,847	36,873
Installment and consumer other	—	—	—	—	1,919	1,919
Total	$96	$92	$1,599	$1,787	$1,003,171	$1,004,958

December 31, 2020
Agricultural loans	$47	$—	$5,041	$5,088	$601,793	$606,881
Commercial real estate loans	82	—	4,283	4,365	231,604	235,969
Commercial loans	—	—	96	96	114,991	115,087
Residential real estate loans	4	—	—	4	38,080	38,084
Installment and consumer other	—	—	—	—	264	264
Total	$133	$—	$9,420	$9,553	$986,732	$996,285

The following table presents the recorded investment in nonaccrual loans by class of loan:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Agricultural loans	$27,576	$35,067
Commercial real estate loans	—	6,093
Commercial loans	316	405
Residential real estate loans	—	59
Total	$27,892	$41,624

The following tables present the average recorded investment and interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2021 and 2020:

	As of and for the Three Months Ended September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$39,529	$36,829	$1,728	$37,103	$669
Commercial real estate loans	—	—	—	1,361	—
Commercial loans	2,265	2,230	129	2,367	51
Residential real estate loans	—	—	—	—	—
Total	$41,794	$39,059	$1,857	$40,831	$720

	As of and for the Nine Months Ended September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$39,529	$36,829	$1,728	$50,303	$1,698
Commercial real estate loans	—	—	—	3,539	—
Commercial loans	2,265	2,230	129	2,524	104
Residential real estate loans	—	—	—	30	—
Total	$41,794	$39,059	$1,857	$56,396	$1,802

	As of and for the Three Months Ended September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)

Agricultural loans	$68,145	$64,384	$3,801	$61,640	$1,507
Commercial real estate loans	9,411	9,311	2,926	9,331	59
Commercial loans	3,027	2,930	1,207	2,906	4
Residential real estate loans	61	60	—	60	—
Total	$80,644	$76,685	$7,934	$73,937	$1,570

	As of and for the Nine Months Ended September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Agricultural loans	$68,145	$64,384	$3,801	$61,609	$3,877
Commercial real estate loans	9,411	9,311	2,926	6,497	199
Commercial loans	3,027	2,930	1,207	2,396	73
Residential real estate loans	61	60	—	61	1
Total	$80,644	$76,685	$7,934	$70,563	$4,150

Impaired loans include nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due and still accruing.  For nonaccrual loans included in impaired loans, the interest income that would have been recognized had those loans been performing in accordance with their original terms would have been approximately $0.5 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Troubled Debt Restructurings

The Company allocated approximately $1.5 million and $3.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2021 and December 31, 2020, respectively.  The Company had no additional lending commitments at September 30, 2021 or December 31, 2020 to customers with outstanding loans that were classified as TDRs.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports reasonable assurance of repayment and there has been a satisfactory period of performance according to the modified terms of the loan.  Once this assurance is reached, the TDR is returned to accrual status.  The following table presents the TDRs and related allowance for loan losses by loan class at September 30, 2021 and December 31, 2020:

	Non-Accrual	Restructured and Accruing	Total	Allowance for Loan Losses Allocated
	(dollars in thousands)
September 30, 2021
Agricultural loans	$23,094	$4,856	$27,950	$1,519
Commercial real estate loans	—	—	—	—
Commercial loans	17	1,830	1,847	3
Total	$23,111	$6,686	$29,797	$1,522

December 31, 2020
Agricultural loans	$27,223	$15,690	$42,913	$3,494
Commercial real estate loans	1,810	984	2,794	315
Commercial loans	68	1,918	1,986	4
Total	$29,101	$18,592	$47,693	$3,813

 The following table provides the number of loans modified in a troubled debt restructuring by class for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30, 2021		September 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	8	$2,327	—	$—
Total	8	$2,327	—	$—

	For the Nine Months Ended
	September 30, 2021		September 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Agricultural loans	13	$3,913	8	$2,872
Total	13	$3,913	8	$2,872

The following table provides the troubled debt restructurings for the three and nine months ended September 30, 2021 and 2020 grouped by type of concession:

	For the Three Months Ended
	September 30, 2021		September 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Combination of extension of term and interest rate concessions	8	$2,327	—	$—
Total	8	$2,327	—	$—

	For the Nine Months Ended
	September 30, 2021		September 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Agricultural loans
Payment concessions	—	$—	1	$231
Term concessions	—	—	1	484
Extension of interest-only payments	5	1,586	2	75
Capitalized interest	—	—	1	153
Combination of payment concessions and interest rate concessions	—	—	3	1,929
Combination of extension of term and interest rate concessions	8	2,327	—	—
Total	13	$3,913	8	$2,872

No troubled debt restructurings defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2021 and September 30, 2020.

The CAA extended Section 4013 of the CARES Act, which allows financial institutions to elect to suspend troubled debt restructuring accounting under certain circumstances when the temporary restructuring is related to the COVID-19 pandemic. The Company has elected to implement Section 4013, and the balance of those loans modified under Section 4013 was $0.2 million and $16.8 million at June 30, 2021 and December 31, 2020, respectively.

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

The Company categorizes residential real estate, installment and consumer other loans as satisfactory at the time of origination based on information obtained as to the ability of the borrower(s) to service their debt, such as current financial information, employment status and history, historical payment experience, credit scores and type and amount of collateral among other factors. The Company updates relevant information on these types of loans at the time of refinance, troubled debt restructuring or other indications of financial difficulty, downgrading as needed using the same category descriptions as for agricultural, commercial, and commercial real estate loans. In addition, the Company further considers current payment status as an indicator of which risk category to assign the loan.

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

The Bank will not accrue interest on any loan past due 90 days or more.  Furthermore, the Bank will place any loan on non-accrual status for which payment in full of principal and interest is not expected.  A loan shall be placed on non-accrual as soon as it is determined that payment in full of interest and/or principal is unlikely.  The Bank’s chief credit officer may approve the placement of a loan on non-accrual prior to 90 days past due.

Based on the most recent analysis performed by management, the risk category of loans by class of loans was as follows as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$484,545	$100,044	$6,927	$12,741	$27,576	$631,833
Commercial real estate loans	226,818	19,425	—	1,277	—	247,520
Commercial loans	78,840	4,956	538	2,163	316	86,813
Residential real estate loans	36,673	200	—	—	—	36,873
Installment and consumer other	1,919	—	—	—	—	1,919
Total	$828,795	$124,625	$7,465	$16,181	$27,892	$1,004,958

	As of December 31, 2020
	Sound/ Acceptable/ Satisfactory/ Low Satisfactory	Watch	Special Mention	Substandard Performing	Substandard Impaired	Total Loans
	(dollars in thousands)
Agricultural loans	$374,595	$155,546	$1,854	$34,452	$40,434	$606,881
Commercial real estate loans	200,208	26,266	—	3,402	6,093	235,969
Commercial loans	103,488	8,022	647	2,566	364	115,087
Residential real estate loans	37,758	267	—	—	59	38,084
Installment and consumer other	264	—	—	—	—	264
Total	$716,313	$190,101	$2,501	$40,420	$46,950	$996,285

NOTE 6 – LOAN SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.  The unpaid principal balances of loans serviced for others were approximately $839.4 million and $812.6 million at September 30, 2021 and December 31, 2020, respectively.  The fair value of these rights were approximately $19.4 million and $18.4 million at September 30, 2021 and December 31, 2020, respectively.

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

The fair value of servicing rights at September 30, 2021 was determined using an assumed discount rate of 15.13% percent and a weighted average run-off rate of 17.24%, ranging from 16.71% to 24.47%, depending upon loan type, the stratification of the specific right, and nominal credit losses.  The fair value of servicing rights at December 31, 2020 was determined using an assumed discount rate of 14.3% and a weighted average run-off rate of 16.59%, ranging from 16.02% to 24.72%, depending upon the stratification of the specific right, and nominal credit losses.

Changes to the fair value are reported in loan servicing fees within the consolidated statements of operations.

The following tables summarize servicing rights capitalized, along with the aggregate activity in related valuation allowances for periods indicated.
	For the Three Months Ended September 30,
	2021	2020
	(dollars in thousands)
Balance, beginning of period	$19,478	$16,486
Additions, net	1,631	1,268
Fair value changes:
Decay due to increases in principal paydowns or runoff	(1,083)	(386)
Due to changes in valuation inputs or assumptions	(613)	(165)
Balance, end of period	$19,413	$17,203

	For the Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Balance, beginning of period	$18,396	$15,921
Additions, net	4,993	2,814
Fair value changes:
Decay due to increases in principal paydowns or runoff	(2,213)	(1,378)
Due to changes in valuation inputs or assumptions	(1,763)	(154)
Balance, end of period	$19,413	$17,203

NOTE 7 – DEPOSITS

Deposits are summarized as follows at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Demand deposits	$168,008	$163,202
NOW and interest checking	143,843	96,624
Savings	17,258	7,367
Money market accounts	415,813	344,250
Certificates of deposit	262,658	304,580
National time deposits	16,333	44,347
Brokered deposits	157,583	80,456
Total deposits	$1,181,496	$1,040,826

NOTE 8—ADVANCES FROM FHLB AND OTHER BORROWINGS

The Bank had advances outstanding from the FHLB in the amount of $85.0 million and $129.0 million on September 30, 2021 and December 31, 2020, respectively. These advances, rates, and maturities were as follows:

			September 30,	December 31,
	Maturity	Rate	2021	2020
			(dollars in thousands)
Fixed rate, fixed term	01/04/2021	0.23%	$—	$29,000
Fixed rate, fixed term	04/12/2021	1.92%	—	8,000
Fixed rate, fixed term	05/03/2021	0.00%	—	4,000
Fixed rate, fixed term	06/15/2021	1.39%	—	5,000
Fixed rate, fixed term	08/16/2021	2.29%	—	3,000
Fixed rate, fixed term	12/30/2021	2.29%	2,000	2,000
Fixed rate, fixed term	03/18/2022	1.03%	15,000	15,000
Fixed rate, fixed term	03/25/2022	0.75%	10,000	10,000
Fixed rate, fixed term	05/16/2022	0.00%	5,000	—
Fixed rate, fixed term	11/16/2022	0.38%	20,000	20,000
Fixed rate, putable, 2 years no call	01/12/2023	2.03%	8,000	8,000
Fixed rate, fixed term	03/23/2023	1.26%	10,000	10,000
Fixed rate, fixed term	03/27/2023	0.82%	15,000	15,000
			$85,000	$129,000

The terms of security agreements with the FHLB require the Bank to pledge collateral for its borrowings. The collateral consists of qualifying first mortgage loans and stock of the FHLB.  At September 30, 2021 and December 31, 2020, the Bank had pledged qualifying mortgage loans of $494.8 million and $367.6 million, respectively.

As of September 30, 2021 and December 31, 2020, the Bank also had a line-of-credit available with the Federal Reserve Bank of Chicago.  Borrowings under this line of credit are limited by the amount of collateral pledged by the Bank, which totaled $52.8 million and $111.5 million in loans at September 30, 2021 and December 31, 2020, respectively.  The borrowings available to the Company were $45.7 million and $83.3 million, as of September 30, 2021 and December 31, 2020, respectively.  There were no outstanding advances included in other borrowings at September 30, 2021 and December 31, 2020.

Other borrowings are borrowings as a result of sold loans that do not qualify for sale accounting. These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred loans. The dollar amount of the loans underlying the sale agreements continues to be carried in the Bank’s loan portfolio, and the transfer is reported as a secured borrowing with pledge of collateral.  At September 30, 2021 and December 31, 2020, the amounts of these borrowings were $0.1 million and $0.2 million, respectively.

Also included in other borrowings is the financing lease for our full-service banking location in Manitowoc, Wisconsin.  This branch location was owned by the Bank and was sold to a third party in March 2020.  The Bank is leasing back a portion of the building for its full-service branch.  Under the terms of the current lease which began on March 2, 2020, the Company is obligated to pay monthly rent of $16 thousand with an initial lease term of ten years with two renewal options of five years each.  As of September 30, 2021 and December 31, 2020, the liability remaining under the financing lease was $1.2 million and $1.3 million, respectively.

The Company largely funded the Small Business Administration’s Paycheck Protection Program (“PPP”) loans through the Federal Reserve’s PPP Liquidity Facility, which allowed for 12-month advances collateralized by PPP loans at an interest rate of 0.35%.  The balance of these advances was $11.5 million and $47.5 million at September 30, 2021 and December 31, 2020, respectively, and were secured by PPP loans of the same amount.

The following table sets forth information concerning balances and interest rates on other borrowings as of and for the periods indicated:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Balance outstanding at end of period	$12,844	$49,006
Average amount outstanding during the period	25,534	61,483
Maximum amount outstanding at any month-end	49,917	93,709
Weighted average interest rate during the period	0.44%	0.42%
Weighted average interest rate at end of period	0.51%	0.39%

NOTE 9 — SUBORDINATED DEBENTURES

The following is a summary of the carrying values, including unamortized issuance costs, of the Company’s subordinated debt as of the dates indicated:

	As of September 30, 2021					As of December 31, 2020
	Balance Outstanding	Interest Rate	Interest Reset Date	Call Date	Maturity Date	Balance Outstanding
	(dollars in thousands)
Junior subordinated notes issued to County Bancorp Statutory Trust II (1)(2)	$6,186	1.646%	12/15/2021	N/A	09/15/2035	$6,186
Junior subordinated notes issued to County Bancorp Statutory Trust III (1)(3)	6,186	1.806%	12/15/2021	N/A	06/15/2036	6,186
Junior subordinated notes issued to Fox River Valley Capital Trust I (4)	3,610	6.40%	11/30/2023	N/A	05/30/2033	3,336
5.875% Fixed-to-Floating rate subordinated notes (5)	29,686	5.875%	06/01/2023	06/01/2023	06/01/2028	29,545
7.00% Fixed-to-Floating rate subordinated notes (6)	21,930	7.00%	06/30/2025	06/30/2025	06/30/2030	21,858
Total subordinated debentures	$67,598					$67,111
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
(4)

In connection with the merger with Fox River Valley Bancorp, Inc., the Company acquired all of the common securities of Fox River Valley’s wholly-owned subsidiary, Fox River Valley Capital Trust I, a Delaware statutory trust (the “FRV Trust I”), which qualify as Tier 1 capital for regulatory purposes.  The debentures of the Company owned by FRV Trust I carry an interest rate equal to 5-year LIBOR plus 3.40%, which resets every five years.

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

NOTE 10 – EQUITY INCENTIVE PLAN

Under the Company’s 2021 Long Term Incentive Plan (the “Plan”), the Company may grant options to purchase shares of common stock and issue restricted stock to its directors, officers, and employees.  Both qualified and non-qualified stock options and restricted stock may be granted and issued, respectively, under the Plan.  As of September 30, 2021, 270,455 options or shares of restricted stock remained available under the Plan.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The restricted stock vesting periods range from one to five years from the date of issuance.

Activity in outstanding stock options for the nine months ended September 30, 2021 were as follows:

	September 30, 2021
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
	(dollars in thousands except option and per share data)
Outstanding, beginning of year	249,667	$19.75
Granted	6,070	24.73
Exercised	(51,101)	18.59
Forfeited/expired	(9,177)	20.38
Outstanding, end of period	195,459		$3,105
Options exercisable at period-end	134,422		$2,144
Weighted-average fair value of options granted during the period (2)		$8.03

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount changes based on changes in the market value of the Company’s stock.

(2)	The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Activity in restricted stock awards and restricted stock units for the nine months ended September 30, 2021 was as follows:

	September 30, 2021
	Restricted Stock Awards	Weighted Average Grant Price
Outstanding, beginning of year	6,299	$24.80
Granted	—	—
Vested	(3,500)	22.90
Forfeited/expired	(493)	27.15
Outstanding, end of period	2,306	$27.19

	September 30, 2021
	Restricted Stock Units	Weighted Average Grant Price
Outstanding, beginning of year	66,856	$19.38
Granted	42,437	22.87
Vested	(17,849)	20.27
Forfeited/expired	(3,332)	18.25
Outstanding, end of period	88,112	$20.92
Restricted shares vested not yet issued, end of period	9,779

For the three months ended September 30, 2021 and 2020, share-based compensation expenses, including options and restricted stock awards and units, applicable to the plan was $0.2 million.  For the nine months ended September 30, 2021 and 2020, share-based compensation expense, including options and restricted stock awards and units, applicable to the Plan was $0.7 million.

As of September 30, 2021, unrecognized share-based compensation expense related to nonvested share-based compensation instruments amounted to $1.1 million and is expected to be recognized over a weighted average period of 2.29 years.

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

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (applicable only to the Bank), the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.  Management believed, as of September 30, 2021 and December 31, 2020, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2021, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since the notification that management believes have changed the Bank’s category

The Company and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes (including the capital conservation buffer):		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2021
Total Capital (to risk weighted assets):
Consolidated	$252,398	19.05%	$139,122	10.50%	Not applicable
Bank	213,766	16.18%	138,710	10.50%	$132,104	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	190,067	14.35%	$112,622	8.50%	Not applicable
Bank	203,051	15.37%	112,289	8.50%	105,684	8.00%
Tier 1 Capital (to average assets):
Consolidated	190,067	12.64%	60,132	4.00%	Not applicable
Bank	203,051	13.37%	60,765	4.00%	75,957	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	166,085	12.54%	$92,748	7.00%	Not applicable
Bank	203,051	15.37%	92,473	7.00%	85,868	6.50%

December 31, 2020
Total Capital (to risk weighted assets):
Consolidated	$246,275	19.50%	$132,603	10.50%	Not applicable
Bank	211,864	16.83%	132,174	10.50%	$125,880	10.00%
Tier 1 Capital (to risk weighted assets):
Consolidated	180,135	14.26%	107,345	8.50%	Not applicable
Bank	197,056	15.65%	106,998	8.50%	100,704	8.00%
Tier 1 Capital (to average assets):
Consolidated	180,135	13.01%	55,403	4.00%	Not applicable
Bank	197,056	14.06%	56,047	4.00%	70,059	5.00%
Tier 1 Common Equity Ratio (to risk weighted assets):
Consolidated	156,427	12.39%	88,402	7.00%	Not applicable
Bank	197,056	15.65%	88,116	7.00%	81,822	6.50%

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
September 30, 2021
Securities available for sale:
U.S. government and agency securities	$—	$12,324	$—	$12,324
Municipal securities	—	128,552	—	128,552
Mortgage-backed securities	—	136,205	—	136,205
Corporate bonds	—	44,952	—	44,952
Asset-backed securities	—	16,178	—	16,178
Loan servicing rights (1)	—	—	19,413	19,413
Total assets at fair value	$—	$338,211	$19,413	$357,624
Derivative instruments, interest rate swaps	—	1,234	—	1,234
Total liabilities at fair value	$—	$1,234	$—	$1,234
December 31, 2020
Securities available for sale:
U.S. government and agency securities	$—	$14,593	$—	$14,593
Municipal securities	—	153,654	—	153,654
Mortgage-backed securities	—	135,378	—	135,378
Corporate bonds	—	32,511	—	32,511
Asset-backed securities	—	16,718	—	16,718
Loan servicing rights (1)	—	—	18,396	18,396
Total assets at fair value	$—	$352,854	$18,396	$371,250
Derivative instruments, interest rate swaps	—	1,914	—	1,914
Total liabilities at fair value	$—	$1,914	$—	$1,914
(1)	See Note 6 for quantitative information on the significant inputs and a rollforward of activity related to the loan servicing rights.

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(dollars in thousands)
September 30, 2021
Impaired loans	$—	$—	$28,405
Other real estate owned	—	—	914
Total assets at fair value	$—	$—	$29,319
December 31, 2020
Impaired loans	$—	$—	$46,521
Other real estate owned	—	—	1,077
Total assets at fair value	$—	$—	$47,598

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis were as follows:

September 30, 2021
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-8% (7%)

December 31, 2020
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired loans	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	Appraisal	Appraisal adjustment	6%-9% (7%)

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments were as follows:

	September 30,		December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$105,131	$105,131	$19,084	$19,084	1
Interest earning cash at other financial institutions	417	417	416	416	1
FHLB Stock	5,485	5,485	5,758	5,758	2
Securities available for sale	338,211	338,211	352,854	352,854	2
Loans, net of allowance for loan losses	994,243	1,005,973	981,477	991,342	3
Loans held for sale	11,139	11,139	35,976	35,976	3
Accrued interest receivable	4,898	4,898	3,240	3,240	2
Loan servicing rights	19,413	19,413	18,396	18,396	3
Financial liabilities:
Deposits:
Time	436,574	428,618	419,542	426,092	2
Other deposits	744,922	744,922	621,284	621,284	1
Other borrowings	12,844	12,844	49,006	49,006	3
Advances from FHLB	85,000	85,769	129,000	130,361	2
Subordinated debentures	67,598	66,293	67,111	67,111	3
Accrued interest payable	2,124	2,124	2,496	2,496	2
Derivative instruments, interest rate swaps	1,234	1,234	1,914	1,914	2

NOTE 13 – OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Balance, beginning of period	$914	$2,629	$1,077	$5,521
Assets foreclosed	—	768	360	767
Write-down of other real estate owned	—	—	—	(1,360)
Net loss on sales of other real estate owned	—	(9)	(17)	(13)
Proceeds from sale of other real estate owned	—	(324)	(506)	(1,851)
Balance, end of period	$914	$3,064	$914	$3,064

Expenses applicable to other real estate owned included in non-interest expense included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net loss on sales of other real estate owned	$—	$(9)	$(17)	$(13)
Write-down of other real estate owned	—	—	—	(1,360)
Operating income (expenses), net of rental income	2	(51)	(69)	(217)
	$2	$(60)	$(86)	$(1,590)

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

The Company had two outstanding interest rate swaps designated as a cash flow hedge each with an aggregate notional value of $6.0 million at September 30, 2021 and December 31, 2020.  Both interest rate swaps mature on June 15, 2028. A pre-tax unrealized gain of $0.7 million was recognized in accumulated other comprehensive income for the nine months ended September 30, 2021, and a pre-tax loss of $1.2 million was recognized in accumulated other comprehensive income for the nine months ended September 30, 2020.  There was no ineffective portion of this hedge.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty.  The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815.  In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits.  Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.  The Company was required to pledge $2.4 million of cash as collateral to the counterparty as of September 30, 2021.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued.

There were no other significant events or transactions occurring after September 30, 2021, but prior to November 5, 2021, that provided additional evidence about conditions that existed at September 30, 2021.

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

Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers, and our operations, including supply chain disruptions, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;

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

•	our success in introducing new financial products;
•	our ability to attract and maintain deposits;
•	fluctuations in the demand for loans, which may be affected by numerous factors, including commercial conditions in our market areas and declines in the value of real estate in our market areas;
•	changes in consumer spending, borrowing, and saving habits that may affect deposit levels;
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
•

the extensive regulatory framework that applies to us and our compliance with governmental and regulatory requirements including the Dodd-Frank Act, the Basel III rules and others relating to banking, consumer protection, securities, and tax matters;

•	rapid technological change in the financial services industry;
•	the effects of severe weather, natural disasters, acts of war or terrorism, widespread disease, pandemics, including the COVID-19 pandemic, and other external events;
•	the impact of any claims, legal actions, litigation, and other legal proceedings and regulatory actions against us, including any effect on our reputation;
•	the effect of tariffs, trade agreements, and other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and
•	each of the factors and risks identified in the “Risk Factors” section included in this Form 10-Q and under Item 1A of Part I of our most recent Annual Report on Form 10-K.

In addition, this report also contains forward-looking statements regarding the Company’s outlook or expectations with respect to the planned Merger with Nicolet. Examples of forward-looking statements include, but are not limited to, statements regarding the outlook and expectations of the Company and Nicolet with respect to the planned Merger, including the timing of the closing of the transaction, the strategic benefits of the merger, and the financial benefits of the Merger, including the expected impact of the Merger on the combined corporation's future financial performance. Such risks, uncertainties, and assumptions, include, among others, the following:

•	the possibility that any of the anticipated benefits of the proposed Merger will not be realized or will not be realized within the expected time period;
•	the risk that integration of the Company’s operations with those of Nicolet will be materially delayed or will be more costly or difficult than expected;
•	the parties’ inability to meet expectations regarding the timing of the proposed Merger;
•	changes to tax legislation and their potential effects on the accounting for the Merger;
•	the failure to satisfy the conditions to completion of the proposed Merger;
•	the failure of the proposed Merger to close for any other reason;
•	diversion of management’s attention from ongoing business operations and opportunities due to the proposed Merger;
•	the challenges of integrating and retaining key employees;
•	the effect of the announcement of the proposed Merger on Nicolet’s, the Company’s or the combined company’s respective customer and employee relationships and operating results;
•	the possibility that the proposed Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•	dilution caused by Nicolet’s issuance of additional shares of Nicolet common stock in connection with the Merger; and
•

risks and uncertainties relating to Nicolet’s acquisition of Mackinac Financial Corporation (“Mackinac”), including but not limited to risks and uncertainties relating to Mackinac’s business, the combined business of Mackinac and Nicolet, and the combined businesses of Nicolet, the Company and Mackinac.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Forward-looking statements are made only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.

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

There have been no material changes to the critical accounting policies included in the Form 10-K for the year ended December 31, 2020, filed by the Company with the SEC on March 12, 2021.

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

Nicolet filed with the SEC a registration statement on Form S-4, which included a joint proxy statement/prospectus, which became effective on August 26, 2021.  The Company filed the joint proxy statement/prospectus with the SEC on August 27, 2021, and it was mailed to the Company’s shareholders on or about August 30, 2021.  Nicolet had received all regulatory approvals for the Merger on September 7, 2021, and the Merger was approved by the Company’s and Nicolet’s shareholders on October 5, 2021.

Merger Consideration. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, County shareholders will receive for each share of County common stock, at the election of the shareholder, either 0.48 shares of Nicolet common stock or $37.18 in cash, subject to customary proration procedures so that the total consideration will consist of approximately 80% stock and 20% cash.

Closing Conditions and Timing. Consummation of the Merger is subject to certain customary closing conditions, including without limitation, receipt of a tax opinion of Nicolet’s counsel that the Merger will qualify as a tax-free reorganization.  In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of each party’s representations and warranties; and (ii) each party’s compliance with its covenants and agreements contained in the Merger Agreement.  The Merger is expected to close on December 3, 2021.

Significant Developments – Impact of COVID-19

The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and nine months ended September 30, 2021 and 2020, has had a complex and adverse impact on the economy and the banking industry, and is expected to continue to adversely impact the Company in future fiscal periods.

Effects on Our Business.  The COVID-19 pandemic, federal, state, and local government responses to the pandemic, and the effects of existing and future variants of the disease, such as the Delta variant, have had and are expected to continue to have an impact on our business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in retail shopping centers, limited-service restaurants, hotels, assisted living and nursing homes and residential rental industries may continue to endure significant economic distress, which may cause them to draw on their existing lines of credit and adversely affect their ability and willingness to repay existing indebtedness, and may adversely impact the value of collateral.  These developments, together with economic conditions generally, may impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries and the value of certain collateral securing our loans.  As a result, we anticipate that our financial condition, capital levels and results of operations may be adversely affected.

Our Response.  We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

In response to the interagency statement encouraging financial institutions to work with borrowers impacted by COVID-19, between March 31, 2020 and September 30, 2021, we processed 184 customer payment modification requests for customers who had loan balances of $200.4 million.  At September 30, 2021, two customers remained on payment relief with loan balances totaling $0.2 million.

•

The Bank processed 904 PPP loan applications in round one in 2020, totaling $106.2 million, and 497 applications in round two during the first two quarters of 2021 totaling $36.1 million.  These loans were funded through borrowings from the Federal Reserve’s PPP Liquidity Facility so as not to reduce the Bank’s available liquidity.  As of September 30, 2021, there were $11.6 million of PPP loans (rounds one and two) outstanding.  We are currently working with the remaining PPP borrowers to help them through the process of forgiveness of their PPP loans.

•	Approximately 80% of the Bank’s employees are working remotely as of September 30, 2021. In our branch network, the drive thrus are open, and the lobbies reopened to the public on March 1, 2021.

Operational Overview

•

Net income for the three months ended September 30, 2021 was $4.1 million, compared to $6.7 million and $3.4 million for the three months ended June 30, 2021 and September 30, 2020, respectively.  Net income for the nine months ended September 30, 2021 was $14.8 million compared to $1.0 million for the nine months ended September 30, 2020.  This increase was primarily the result of $5.0 million of goodwill impairment during the first quarter of 2020 and a $8.1 million decrease in provision for loan losses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of improved credit quality within the loan portfolio.

•	Total securities available-for-sale decreased $14.6 million, or 4.2%, from December 31, 2020 to $338.2 million at September 30, 2021, and increased $39.7 million, or 13.3%, since September 30, 2020.
•	Total loans increased $8.7 million, or 0.9%, from December 31, 2020 to $1.0 billion at September 30, 2021, and decreased $71.0 million, or 6.6%, from September 30, 2020.
•

Participated and sold loans that we continue to service totaled $839.4 million at September 30, 2021, an increase of $26.8 million, or 3.3%, since December 31, 2020, and an increase of $41.5 million, or 5.2%, since September 30, 2020.

•

Client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit) increased $91.6 million, or 10.0%, since December 31, 2020, to $1.0 billion at September 30, 2021, and increased $110.0 million, or 12.3%, since September 30, 2020.

•

Cost of funds on interest bearing deposits decreased 9 basis points since the quarter ended June 30, 2021 to 0.63% for the three months ended September 30, 2021 and decreased 65 basis points since the quarter ended September 30, 2020.  For the nine months ended September 30, 2021, cost of funds on interest bearing deposits decreased 83 basis points to 0.75% compared to the nine months ended September 30, 2020.

Selected Financial Data

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$13,665	$13,106	$41,917	$40,750	$55,475
Interest expense	2,928	4,452	9,524	14,549	18,499
Net interest income	10,737	8,654	32,393	26,201	36,976
Provision for (recovery of) loan losses	(634)	79	(4,670)	3,439	2,984
Net interest income after provision for loan losses	11,371	8,575	37,063	22,762	33,992
Non-interest income	3,207	3,672	9,171	9,892	14,250
Non-interest expense	9,037	7,667	26,567	30,150	39,645
Income tax expense	1,433	1,164	4,888	1,543	3,118
Net income	$4,108	$3,416	$14,779	$961	$5,479

Per Common Share Data:
Basic earnings per common share	$0.66	$0.52	$2.36	$0.10	$0.79
Diluted earnings per common share	$0.65	$0.52	$2.34	$0.10	$0.79
Adjusted diluted earnings per common share (1)	$0.65	$0.52	$2.34	$0.87	$1.56
Cash dividends per common share	$0.10	$0.07	$0.30	$0.21	$0.31
Book value per share, end of period	$27.97	$25.72	$27.97	$25.72	$26.42
Tangible book value per share, end of period (1)	$27.97	$25.71	$27.97	$25.71	$26.42
Weighted average common shares - basic	6,134,656	6,386,339	6,165,938	6,531,041	6,477,173
Weighted average common shares - diluted	6,215,872	6,407,254	6,220,978	6,563,874	6,505,198
Common shares outstanding, end of period	6,053,369	6,294,675	6,053,369	6,294,675	6,197,965

Selected Balance Sheet Data:
Total assets	$1,539,993	$1,492,055	$1,539,993	$1,492,055	$1,472,358
Securities available-for-sale	338,211	298,476	338,211	298,476	352,854
Total loans	1,004,958	1,075,926	1,004,958	1,075,926	996,285
Allowance for loan losses	(10,715)	(18,649)	(10,715)	(18,649)	(14,808)
Total deposits	1,181,496	1,050,171	1,181,496	1,050,171	1,040,826
Other borrowings and FHLB advances	97,844	101,809	97,844	101,809	178,006
Subordinated debentures	67,598	67,025	67,598	67,025	67,111
Total shareholders' equity	177,319	169,910	177,319	169,910	171,776

Performance Ratios:
Return on average assets (annualized)	1.07%	0.91%	1.31%	0.09%	0.38%
Return on average shareholders' equity (annualized)	9.22%	8.05%	11.34%	0.75%	3.22%
Return on average common shareholders' equity (1)	9.47%	8.25%	11.70%	0.56%	3.15%
Equity to assets ratio	11.51%	11.39%	11.51%	11.39%	11.67%
Net interest margin	2.93%	2.40%	3.03%	2.55%	2.68%
Interest rate spread	2.74%	2.12%	2.83%	2.23%	2.37%
Non-interest income to average assets (annualized)	0.83%	0.98%	0.81%	0.92%	1.19%
Non-interest expense to average assets (annualized)	2.35%	2.05%	2.35%	2.79%	2.58%
Net overhead ratio (annualized) (2)	1.52%	1.07%	2.31%	1.87%	1.40%
Efficiency ratio (1)	64.86%	62.64%	64.25%	67.02%	65.63%
Dividend payout ratio	15.38%	13.46%	12.82%	210.00%	39.24%

Asset Quality Ratios:
Adverse classified asset ratio (1)	19.02%	42.64%	19.02%	42.64%	39.43%
Non-performing loans to total loans (3)	2.78%	3.84%	2.78%	3.84%	4.18%
Allowance for loan losses to:
Total loans	1.07%	1.73%	1.07%	1.73%	1.49%
Non-performing loans	38.42%	45.10%	38.42%	45.10%	35.58%
Net charge-offs (recoveries) to average loans	0.01%	0.00%	(0.05)%	0.01%	0.32%
Non-performing assets to total assets (3)	1.87%	2.98%	1.87%	2.98%	2.90%

(1)

Adjusted diluted earnings per common share, tangible book value per share, return on average common shareholders’ equity, efficiency ratio, and adverse classified asset ratio are not recognized under GAAP and are therefore considered to be non-GAAP financial measures.  See below for reconciliations of these financial measures to their most comparable GAAP measures.

(2)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(3)	Non-performing loans consist of nonaccrual loans. Non-performing assets consist of nonaccrual loans and other real estate owned.
	As of
	September 30, 2021	September 30, 2020	December 31, 2020
	(unaudited)
Capital Ratios:
Shareholders' common equity to assets	10.99%	10.85%	11.12%
Total capital to risk-weighted assets (Bank)	16.18%	17.25%	16.83%
Tangible common equity to tangible assets (1)	10.99%	10.85%	11.12%

(1)

Tangible common equity to tangible assets is not recognized under GAAP and is therefore considered to be a non-GAAP financial measure.  See below for reconciliations of this financial measure to its most comparable GAAP measure.

Non-GAAP Financial Measures

“Efficiency ratio” is defined as non-interest expense, excluding goodwill impairment, gains and losses on sales and write-downs of other real estate owned, and gains and losses on sales of fixed assets, divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities.  In our judgment, the adjustments made to non-interest expense and non-interest income allow investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020
	(dollars in thousands)

Efficiency Ratio GAAP to Non-GAAP reconciliation:
Non-interest expense	$9,037	$7,667	$26,567	$30,150	$39,645
Less: goodwill impairment	—	—	—	(5,038)	(5,038)
Net loss on sales and write-downs of OREO	—	—	(17)	—	(1,195)
Net gain (loss) on sale of fixed assets	7	(9)	1,088	(1,373)	(234)
Adjusted non-interest expense (non-GAAP)	$9,044	$7,658	$27,638	$23,739	$33,178

Net interest income	$10,738	$8,654	$32,393	$26,201	$36,976
Non-interest income	3,206	3,672	9,171	9,892	14,250
Less: net loss (gain) on sales of securities	—	(101)	1,453	(671)	(671)
Operating revenue	$13,944	$12,225	$43,017	$35,422	$50,555
Efficiency ratio	64.86%	62.64%	64.25%	67.02%	65.63%

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020
Return on Average Common Shareholders' Equity GAAP to Non-GAAP reconciliation:
Return on average shareholders' equity	9.22%	8.05%	11.34%	0.75%	3.22%
Effect of excluding average preferred shareholders' equity	0.25%	0.20%	0.36%	(0.19)%	(0.07)%
Return on average common shareholders' equity	9.47%	8.25%	11.70%	0.56%	3.15%

Tangible book value per share and ratio of tangible common equity to tangible assets are non-GAAP financial measures based on GAAP amounts.  In our judgment, the adjustments made to book value, equity and assets allow investors to better assess our capital adequacy and net worth by removing the effect of goodwill and intangible assets that are unrelated to our core business.

	September 30, 2021	September 30, 2020	December 31, 2020
	(dollars in thousands, except per share data)
Tangible book value per share and tangible common equity to tangible assets reconciliation:
Common equity	$169,319	$161,910	$163,776
Less: Core deposit intangible, net of amortization	2	86	54
Tangible common equity	$169,317	$161,824	$163,722
Common shares outstanding	6,053,369	6,297,675	6,197,965
Tangible book value per share	$27.97	$25.71	$26.42

Total assets	$1,539,993	$1,492,055	$1,472,358
Less: Core deposit intangible, net of amortization	2	86	54
Tangible assets	$1,539,991	$1,491,969	$1,472,304
Tangible common equity to tangible assets	10.99%	10.85%	11.12%

Adjusted diluted earnings per share is a non-GAAP measure based on GAAP amounts.  In our judgment, the adjustments made to diluted earnings per share allow investors to better assess our income related to core operations by removing the volatility associated with the goodwill impairment, which was a one-time, non-cash expense.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020
	(dollars in thousands, except per share data)
Adjusted diluted earnings per share:
Net income from continuing operations	$4,108	$3,416	$14,779	$961	$5,479
Less: preferred stock dividends	(80)	(80)	(239)	(286)	(367)
Plus: goodwill impairment	—	—	—	5,038	5,038
Adjusted income available to common shareholders for basic earnings per common share	$4,028	$3,336	$14,540	$5,713	$10,150

Weighted average number of common shares outstanding	6,134,656	6,386,339	6,165,938	6,531,041	6,477,173
Effect of dilutive options	81,216	20,915	55,040	32,833	28,025
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,215,872	6,407,254	6,220,978	6,563,874	6,505,198

Adjusted diluted earnings per share	$0.65	$0.52	$2.34	$0.87	$1.56
Adverse classified asset ratio is a non-GAAP financial measure based on GAAP amounts.  In our judgment, the adjustments made to non-performing assets allow management to better assess asset quality and monitor the amount of capital coverage necessary for non-performing assets.

	September 30, 2021	September 30, 2020	December 31, 2020
	(dollars in thousands)
Adverse classified asset ratio:
Substandard loans	44,073	88,370	87,370
Other real estate owned	914	3,064	1,077
Substandard unused commitments	1,824	5,124	4,049
Less: Substandard government guarantees	(6,162)	(7,002)	(8,960)
Total adverse classified assets (non-GAAP)	$40,649	$89,556	$83,536

Total equity (Bank)	$207,180	$200,011	$205,743
Accumulated other comprehensive gain on available-for-sale securities	(4,129)	(8,640)	(8,686)
Allowance for loan losses	10,715	18,649	14,808
Adjusted total equity (non-GAAP)	$213,766	$210,020	$211,865
Adverse classified asset ratio	19.02%	42.64%	39.43%

Results of Operations

Our operating revenue is comprised of interest income and non-interest income.  Net interest income increased by 24.1% to $10.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily attributable to a 65 basis point decrease in rates paid on interest bearing deposits that contributed to the decrease in interest expense of $1.5 million.  The decrease in cost of funds was coupled with a 23 basis point increase in total loan yield due to the fee income recognized at the time of PPP loan forgiveness.  For the nine months ended September 30, 2021, net interest income was $32.4 million, an increase of $6.2 million, or 23.6%, from the nine months ended September 30, 2020.

Interest income increased $0.5 million to $13.7 million for the third quarter of 2021 compared to $13.1 million for the third quarter of 2020, which resulted mainly from a 23 basis point increase in loan yield from 4.26% for the three months ended September 30, 2020 to 4.49% for the three months ended September 30, 2021.  The increase in loan yield was partially offset by a decrease in average loan balance of $67.6 million from September 30, 2020, which was primarily the result of PPP loan forgiveness.   For the nine

months ended September 30, 2021, interest income increased $1.2 million, or 2.9%, to $41.9 million, compared to $40.8 million for the nine months ended September 30, 2020, primarily due to the $2.9 million of PPP fee income that was recognized in connection with the forgiveness of PPP loans during the 2021 period compared to $1.4 million of PPP fee income in the 2020 period.  The increase in fee income was partially offset by a decrease of $33.4 million in average non-PPP loan balance compared to the first nine months of 2020.

PPP loans contributed $1.1 million and $2.9 million in interest and related SBA fee income for the three and nine months ended September 30, 2021, respectively, compared to $1.1 million and $1.4 million, respectively for the three and nine months ended September 30, 2020.  The following table shows the accretive effect the PPP loans had on net interest margin for the three and nine months ended September 30, 2021:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Net interest margin excluding PPP loans	2.68%	2.85%
Accretion related to PPP loans:
Impact of interest rate on PPP loans	(0.07)%	(0.12)%
Impact of PPP fee income recognized	0.34%	0.32%
Impact of interest expense on PPP Liquidity Facility program	(0.02)%	(0.02)%
Total accretion related to PPP loans	0.25%	0.18%
Total net interest margin	2.93%	3.03%

Interest expense decreased from $4.5 million for the third quarter of 2020 to $2.9 million for the third quarter of 2021, which was primarily the result of a 53 basis point decrease in the rate paid on interest-bearing liabilities.  The decline in average rate was primarily the result of the continuing low level of the target federal funds rate and our focused efforts to increase customer transactional deposits, which have a lower rate than time deposits.  Rates paid on savings, NOW, money market, and interest checking accounts decreased from 0.46% for the quarter ended September 30, 2020 to 0.26% for the quarter ended September 30, 2021, and the average balance increased by $0.2 million between the two periods.  Rates paid on time deposits decreased from 1.95% for the quarter ended September 30, 2020 to 1.11% for the quarter ended September 30, 2021, and the average balance decreased by $0.1 million between the same periods.  For the nine months ended September 30, 2021, interest expense decreased to $9.5 million from $14.5 million for the nine months ended September 30, 2020.  The $5.0 million, or 34.5%, decrease was primarily due to a 83 basis point reduction in the rate paid on interest-bearing deposits, and the 44 basis point reduction in the rate of our FHLB borrowings, which was slightly offset by the 11 basis point increase on the rate paid on our subordinated debt.

Analysis of Net Interest Income

Net interest income is the largest component of our income and is dependent on the volumes of and yields earned on interest-earning assets as compared to the volumes of and rates paid on interest-bearing liabilities.

As a result of the continued low level of the target federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin could decrease in future periods.

The following tables reflect the components of net interest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$352,781	$2,141	2.41%	$256,059	$1,494	2.32%
Loans excluding PPP loans(2)	992,594	10,389	4.15%	978,954	10,412	4.23%
PPP loans - round 1 (2)	1,666	87	20.72%	104,429	1,182	4.50%
PPP loans - round 2 (2)	21,510	1,015	18.72%	—	—	—
Total loans (2)	1,015,770	11,491	4.49%	1,083,383	11,594	4.26%
Interest bearing deposits due from other banks	84,756	33	0.15%	92,701	18	0.08%
Total interest-earning assets	$1,453,307	$13,665	3.73%	$1,432,143	$13,106	3.64%
Allowance for loan losses	(11,519)			(18,641)
Other assets	94,892			86,109
Total assets	$1,536,680			$1,499,611

Liabilities
Savings, NOW, money market, interest checking	$561,715	$365	0.26%	$406,888	$469	0.46%
Time deposits	439,640	1,225	1.11%	499,665	2,444	1.95%
Total interest-bearing deposits	$1,001,355	$1,590	0.63%	$906,553	$2,913	1.28%
Other borrowings	25,534	28	0.44%	101,829	158	0.62%
FHLB advances	86,500	204	0.94%	89,622	298	1.32%
Junior subordinated debentures	64,546	1,106	6.80%	65,903	1,082	6.53%
Total interest-bearing liabilities	$1,177,935	$2,928	0.99%	$1,163,907	$4,451	1.52%
Non-interest-bearing deposits	160,980			147,595
Other liabilities	19,566			18,314
Total liabilities	$1,358,481			$1,329,816

Shareholders' equity	178,199			169,795
Total liabilities and equity	$1,536,680			$1,499,611

Net interest income		$10,737			$8,655
Interest rate spread (3)			2.74%			2.12%
Net interest margin (4)			2.93%			2.40%
Ratio of interest-earning assets to interest-bearing liabilities	1.23			1.23
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance (1)	Income/ Expense	Yields/ Rates	Average Balance (1)	Income/ Expense	Yields/ Rates
	(dollars in thousands)
Assets
Investment securities	$370,479	$6,862	2.48%	$229,927	$4,293	2.49%
Loans excluding PPP loans(2)	978,934	32,149	4.39%	1,012,381	34,753	4.59%
PPP loans - round 1 (2)	12,660	1,330	14.05%	57,783	1,416	3.25%
PPP loans - round 2 (2)	23,833	1,535	8.61%	—	—	—
Total loans (2)	1,015,427	35,014	4.61%	1,070,164	36,169	4.51%
Interest bearing deposits due from other banks	42,501	41	0.13%	72,629	288	0.53%
Total interest-earning assets	$1,428,407	$41,917	3.92%	$1,372,720	$40,750	3.97%
Allowance for loan losses	(13,906)			(17,281)
Other assets	92,025			85,435
Total assets	$1,506,526			$1,440,874

Liabilities
Savings, NOW, money market, interest checking	$515,631	$1,104	0.29%	$365,658	$1,717	0.63%
Time deposits	444,892	4,272	1.28%	563,809	9,265	2.20%
Total interest-bearing deposits	$960,523	$5,376	0.75%	$929,467	$10,982	1.58%
Other borrowings	37,601	120	0.43%	56,830	183	0.43%
FHLB advances	101,278	710	0.94%	83,438	860	1.38%
Junior subordinated debentures	67,296	3,318	6.59%	52,006	2,524	6.48%
Total interest-bearing liabilities	$1,166,698	$9,524	1.09%	$1,121,741	$14,549	1.73%
Non-interest-bearing deposits	148,760			131,797
Other liabilities	17,322			17,318
Total liabilities	$1,332,780			$1,270,856

Shareholders' equity	173,746			170,018
Total liabilities and equity	$1,506,526			$1,440,874

Net interest income		$32,393			$26,201
Interest rate spread (3)			2.83%			2.23%
Net interest margin (4)			3.03%			2.55%
Ratio of interest-earning assets to interest -bearing liabilities	1.22			1.22
(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income, nonaccruing loan balances, and interest received on such loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2021 v. 2020
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$59	$589	$648
Loans (excluding PPP)	(92)	69	(23)
PPP loans - round 1	(1,507)	412	(1,095)
PPP loans - round 2	1,015	—	1,015
Total loans	(584)	481	(103)
Federal funds sold and interest-bearing deposits with banks	16	(1)	15
Total interest income	(509)	1,069	560
Interest Expense:
Savings, NOW, money market and interest checking	(742)	638	(104)
Time deposits	(954)	(265)	(1,219)
Other borrowings	(37)	(93)	(130)
FHLB advances	(84)	(10)	(94)
Junior subordinated debentures	48	(25)	23
Total interest expense	(1,769)	245	(1,524)
Net interest income	$1,260	$824	$2,084

	Nine Months Ended September 30, 2021 v. 2020
	Increase (Decrease) Due to Change in Average
	Rate	Volume	Net
	(dollars in thousands)
Interest Income:
Investment securities	$(30)	$2,599	$2,569
Loans (excluding PPP)	(1,464)	(1,140)	(2,604)
PPP loans - round 1	(113)	27	(86)
PPP loans - round 2	1,535	—	1,535
Total loans	(42)	(1,113)	(1,155)
Federal funds sold and interest-bearing deposits with banks	(160)	(87)	(247)
Total interest income	(232)	1,399	1,167
Interest Expense:
Savings, NOW, money market and interest checking	(2,497)	1,884	(613)
Time deposits	(3,311)	(1,682)	(4,993)
Other borrowings	(1)	(62)	(63)
FHLB advances	(454)	304	(150)
Junior subordinated debentures	43	751	794
Total interest expense	(6,220)	1,195	(5,025)
Net interest income	$5,988	$204	$6,192

Provision for Loan Losses

Based on our analysis of the components of the allowance for loan losses, management recorded a recovery of loan losses of $0.6 million for the three months ended September 30, 2021, compared to a provision for loan losses of $0.1 million for the three months ended September 30, 2020.  The decrease in provision was primarily the result of a $14.0 million decrease in substandard rated loans and the release of corresponding reserves related to the inherent risk associated with those loans.

For the nine months ended September 30, 2021, the recovery of loan losses was $4.7 million compared to a provision for loans losses of $3.4 million for the nine months ended September 30, 2020.  The $8.1 million decrease in provision expense was primarily the result of the improvement in asset quality of the loan portfolio.  During the first nine months of 2021, watch rated loans decreased by $65.5 million, or 34.4%, primarily as the result of 41 dairy customers being upgraded to a low satisfactory rating.  In addition during the second quarter of 2021, we eliminated the $0.6 million qualitative factor for industries immediately affected by the COVID-19 pandemic during the first two quarters of 2021.

The specific reserve related to impaired loans was $1.9 million at September 30, 2021, which was a decrease of $2.4 million, or 56.4%, from December 31, 2020, as a result of five agricultural customers being upgraded as part of our annual review process and two commercial customer pay-offs.  This improvement in asset quality is expected to continue during the remainder of 2021.

As of September 30, 2021, there were two customer relationships with loans in payment deferral associated with COVID-19 customer support programs with loan balances totaling $0.2 million, or less than 0.1% of total loans, which is a decrease of $22.7 million since December 31, 2020.

Other than the qualitative factor for COVID-19 discussed above, there have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan losses from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.  Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan losses of $10.7 million, or 1.07% of total loans, was appropriate as of September 30, 2021.  This is compared to an allowance for loan losses of $18.6 million, or 1.73% of total loans, at September 30, 2020, and $14.8 million, or 1.49% of total loans, at December 31, 2020.

Non-Interest Income

Non-interest income for the three months ended September 30, 2021 decreased by 12.7% to $3.2 million from $3.7 million for the three months ended September 30, 2020.  The $0.5 million decrease was primarily the result of fewer loans being sold on the secondary market during the quarter due to the Bank’s excess liquidity loans paying off resulting in a loss in loan servicing rights.

For the nine months ended September 30, 2021, non-interest income decreased $0.7 million, or 7.3%, to $9.2 million from $9.9 million for the nine months ended September 30, 2020, primarily as a result of the sale of $35.3 million of securities during the second quarter of 2021 in an effort to reduce duration risk, which resulted in a loss of $1.5 million.  The loss on the sale of securities was partially offset by modest increases in referral fees and crop insurance commissions.

The following table reflects the components of non-interest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Service charges	$137	$108	$421	$360
Crop insurance commission	309	271	901	729
Gain on sale of residential loans	69	17	251	59
Gain on sale of service-retained loans	1,631	1,268	5,002	2,812
Total gain on sale of loans	1,700	1,285	5,253	2,871
Loan servicing fees	2,287	2,054	6,723	5,808
Decay due to increases in principal paydowns or runoff	(1,083)	(386)	(2,213)	(1,378)
Changes in valuation inputs or assumptions	(613)	(165)	(1,763)	(154)
Total loan servicing fees, net	591	1,503	2,747	4,276
Gain (loss) on sale of securities	—	101	(1,453)	671
Referral fees	—	110	319	248
Other	470	294	982	737
Total non-interest income	$3,207	$3,672	$9,170	$9,892

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2021 increased $1.4 million, or 17.9%, to $9.0 million compared to the three months ended September 30, 2020, primarily due to a $1.1 million increase to employee compensation and benefits which was the result of adjustments made to employee benefit programs in contemplation of the closing of the Merger that was announced in the second quarter of 2021.  In addition, during the third quarter of 2021, the Company made a $0.3 million one-time charitable contribution to further agricultural education in addition to its regular contributions.

For the nine months ended September 30, 2021, non-interest expense decreased by $3.6 million, or 11.9%, to $26.6 million from $30.2 million for the nine months ended September 30, 2020.  In addition to the items noted above, the year-over-year decrease was primarily the result of a $5.0 million goodwill impairment during the first quarter of 2020.  In addition, in the first quarter of 2020 there was a $1.4 million write-down of a retail shopping center that was in other real estate owned and a $0.3 million loss recognized on the sale-leaseback of our Manitowoc branch.  During the second quarter of 2021, the Company sold the excess land that surrounds the area where our new branch is under construction in Appleton, Wisconsin, which resulted in a gain of $1.1 million.  For the nine months ended September 30, 2021, the Company recorded $0.7 million of expenses related to the Merger.

The following table reflects the components of our non-interest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Employee compensation and benefits	$5,846	$4,766	$17,854	$14,620
Occupancy	331	322	903	980
Information processing	640	640	1,965	1,974
Professional fees	503	555	1,755	1,436
Business development	227	305	823	1,004
Charitable contributions	301	47	402	143
Other real estate owned expenses (income)	(2)	47	594	207
Write-down of other real estate owned	—	—	75	1,360
Net loss on other real estate owned	—	9	17	13
Net gain on sale of fixed assets	(7)	—	(1,088)	—
Depreciation and amortization	211	295	952	899
Merger expenses	322	—	707	—
Goodwill impairment	—	—	—	5,038
Other	665	681	1,608	2,476
Total non-interest expense	$9,037	$7,667	$26,567	$30,150

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

Income tax expense for the three months ended September 30, 2021 and 2020, was $1.4 million and $1.2 million, respectively, which represents an effective tax rate of 25.9% and 25.4%, respectively.  Income tax expense for the nine months ended September 30, 2021 and 2020, was $4.9 million and $1.5 million, respectively, which represents an effective tax rate of 24.9% and 61.6%, respectively.  The decrease in the effective tax rate for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily the result of the non-deductible goodwill impairment that took place during the first quarter of 2020.

Financial Condition

Total assets increased $67.6 million, or 4.6%, from December 31, 2020 to $1.5 billion at September 30, 2021.  The increase was primarily due to cash and cash equivalents increasing by $86.0 million from December 31, 2020 to $105.5 million at September 30, 2021.  These increases were partially offset by the decreases of loans held for sale of $14.5 million and securities available-for-sale of $14.6 million over the same period.  Total loans increased by $8.7 million, or 0.9%, from December 31, 2020 to September 30, 2021, primarily as a result of the increase of $36.5 million in agricultural and commercial real estate loans which was partially offset by the forgiveness by the SBA of $26.2 million of first and second round PPP loans during the same period.

Total liabilities increased $62.1 million, or 4.8%, from December 31, 2020 to $1.4 billion at September 30, 2021.  This increase was primarily attributable to a $49.1 million increase in wholesale deposits that were used to purchase securities and to paydown FHLB borrowings.  Client deposits increased $91.6 million from December 31, 2020 to September 30, 2021.  The balance of the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings was $11.5 million at September 30, 2021, compared to $47.5 million at December 31, 2020 due to payments made against the PPPLF when forgiveness was received from the SBA for the first and second round of PPP loans.

Shareholders’ equity increased $5.5 million, or 3.2%, to $177.3 million at September 30, 2021 from $171.8 million at December 31, 2020.  This increase was due primarily to net income for the nine months ended September 30, 2021 of $14.8 million, which was partially offset by $4.6 million of unrealized losses in our securities portfolio during the first nine months of 2021.  In addition, the Company repurchased 117,020 shares of its common stock, totaling $4.7 million, during the nine months ended September 30, 2021.  Total shareholders’ equity was also reduced by the payment of $2.1 million of dividends on common and preferred stock during the nine months ended September 30, 2021.

Net Loans

Net loans increased by $12.8 million, or 1.3%, to $1.0 billion at September 30, 2021 from December 31, 2020.  This increase was primarily the result of agricultural and commercial real estate loans increasing $36.5 million as of September 30, 2021 compared to December 31, 2020.  In addition, $36.1 million of second round PPP loans were funded in 2021, which were offset by the forgiveness from the SBA of $26.2 million of first and second round PPP loans during the same period.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Agriculture loans	$631,833	62.8%	$606,881	60.9%
Commercial real estate loans	247,520	24.6%	235,969	23.7%
Commercial loans	75,195	7.5%	77,297	7.8%
PPP loans	11,618	1.2%	37,790	3.8%
Residential real estate loans	36,873	3.7%	38,084	3.8%
Installment and consumer other	1,918	0.2%	264	0.0%
Total gross loans	$1,004,957	100.0%	$996,285	100.0%
Allowance for loan losses	(10,715)		(14,808)
Loans, net	$994,242		$981,477

The following table sets forth the composition of PPP loans in our loan portfolio at the dates indicated:

	September 30, 2021			December 31, 2020
	# of Loans	Balance	Deferred Fee Income	# of Loans	Balance	Deferred Fee Income
	(dollars in thousands)
PPP 1oans - Round 1	9	$265	$6	456	$37,790	$1,191
PPP loans - Round 2	107	11,353	490	—	—	—
Total PPP loans	116	$11,618	$496	456	$37,790	$1,191
% of Total loans		1.16%			3.79%

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

We continually refine our methodology for determining the allowance for loan losses by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreements; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to us. We mitigate this risk by actively using government guarantee programs.  14.0% of our substandard loans are partially guaranteed by the U.S. Farm Services Agency (“FSA”) or the SBA.  The amount of the guarantee can range from 80% to 95% of unpaid principal for FSA guaranteed loans and 50% to 100% for SBA guaranteed loans.

At September 30, 2021 and December 31, 2020, the allowance for loan losses was $10.7 million and $14.8 million, respectively, which resulted in a ratio of the allowance to total loans of 1.07% and 1.49%, respectively.

Charge-offs and recoveries by loan category for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Balance, beginning of period	$11,466	$18,569	$14,808	$15,267
Loans charged off:
Agriculture loans	—	—	—	—
Commercial real estate loans	125	—	125	—
Commercial loans	—	—	—	144
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total loans charged off	$125	$—	$125	$144
Recoveries:
Agriculture loans	—	—	—	23
Commercial real estate loans	8	1	621	63
Commercial loans	—	—	81	1
Residential real estate loans	—	—	—	—
Installment and consumer other	—	—	—	—
Total recoveries	8	1	702	87
Net loans charged-off (recovered)	$117	$(1)	$(577)	$57
Unallocated	—	77	—	77
Provision for loan losses	(634)	2	(4,670)	3,439
Allowance for loan losses, end of period	$10,715	$18,649	$10,715	$18,726

Selected loan quality ratios:
Net charge offs (recoveries) to average loans	0.01%	0.00%	(0.05)%	0.01%
Allowance for loan losses to total loans (end of period)	1.07%	1.73%	1.07%	1.73%
Allowance for loan losses to non-performing loans and performing troubled debt restructurings (end of period)	30.99%	30.88%	30.99%	30.88%

As provided in the interagency statement, the Company has been working with its borrowers impacted by COVID-19.  As of September 30, 2021, loans balances with COVID-19 payment modifications were $0.2 million, or less than 0.1% of total loans.  We will continue to evaluate the impacts of these payment modification requests on our allowance for loan losses.

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

Information about the loan servicing portfolio is shown below:

	For the Three Months Ended
	September 30, 2021	December 31, 2020
	(dollars in thousands)
Loan servicing rights, end of period	$19,413	$18,396
Loans serviced, end of period	839,357	812,560
Loan servicing rights as a % of loans serviced	2.31%	2.26%

Total loan servicing fees	$2,287	$1,974
Average loans serviced	846,267	805,190
Annualized loan servicing fees as a % of average loans serviced	1.08%	0.98%

Securities

Our securities portfolio is predominately composed of municipal securities, investment grade mortgage-backed securities, U.S. government and agency securities, asset-backed securities, and corporate bonds. We classify substantially all of our securities as available for sale. We do not engage in active securities trading in carrying out our investment strategies.

Securities decreased to $338.2 million at September 30, 2021 from $352.9 million at December 31, 2020.

In an effort to reduce long-term duration risk, we sold $35.3 million of securities during the nine months ended September 30, 2021, which resulted in a pre-tax loss of $1.5 million.  For the nine months ended September 30, 2020, $35.5 million of securities were sold resulting in a pre-tax gain of $0.7 million.  During the nine months ended September 30, 2021, we recognized unrealized holding losses of $7.7 million before income taxes through other comprehensive income.

The following table sets forth the amortized cost and fair values of our securities portfolio at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government and agency securities	$12,408	$12,324	$14,745	$14,593
Municipal securities	126,874	128,552	149,203	153,654
Mortgage-backed securities	132,242	136,205	127,804	135,378
Corporate bonds	45,000	44,952	32,500	32,511
Asset-backed securities	16,012	16,178	16,664	16,718
Total securities available-for-sale	$332,536	$338,211	$340,916	$352,854

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

Total deposits increased $140.7 million, or 13.5%, from December 31, 2020 to $1.2 billion at September 30, 2021, due primarily to a $91.6 million increase in client deposits (demand, NOW accounts and interest checking, savings, money market accounts, and certificates of deposit).  In addition, there was a $49.1 million increase in wholesale deposits in order to paydown FHLB and other borrowings during the same period.

As of September 30, 2021 and December 31, 2020, the distribution by type of deposit account was as follows:

	September 30, 2021		December 31, 2020
	Amount	% of Deposits	Amount	% of Deposits
	(dollars in thousands)
Demand, noninterest-bearing	$168,008	14.2%	$163,202	15.6%
NOW accounts and interest checking	143,843	12.2%	96,624	9.3%
Savings	17,258	1.5%	7,367	0.7%
Money market accounts	415,813	35.2%	344,250	33.1%
Certificates of deposit	262,658	22.2%	304,580	29.3%
Brokered deposits	157,583	13.3%	44,347	4.3%
National time deposits	16,333	1.4%	80,456	7.7%
Total deposits	$1,181,496	100.0%	$1,040,826	100.0%

Hedging Activities

As of September 30, 2021, the Company had two outstanding interest rate swaps designated as a cash flow hedge, each with an aggregate notional value of $6.0 million. Both interest rate swaps mature on June 15, 2028.  A pre-tax unrealized loss of $1.2 million and $1.9 million was recognized at September 30, 2021 and December 31, 2020, respectively, with a corresponding increase reported in accrued interest payable and other liabilities on the consolidated balance sheets.  There was no ineffective portion of this hedge.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature including, but not limited to, funding loans and depositor withdrawals. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions, and competition.

At September 30, 2021, advances from the FHLB were $85.0 million compared to $129.0 million at December 31, 2020.  At September 30, 2021, there were advances from the Federal Reserve Bank’s PPPLF program totaling $11.5 million compared to $47.5 million at December 31, 2020.

Management adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $39.3 million and $10.7 million for the nine months ended September 30, 2021 and 2020, respectively.  Net cash used in investing activities, which consists primarily of purchases of and proceeds from the sale, maturities, calls, and principal repayments of securities available for sale, as well as loan originations, net of repayments, was $7.9 million and $186.6 million for the nine months ended September 30, 2021 and 2020, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $54.6 million and  $100.2 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 the Bank had $84.8 million and $46.2 million in borrowing capacity with the FHLB and the Federal Reserve Bank of Chicago, respectively, to mitigate any liquidity needs.  The Bank also had $297.5 million in unpledged securities available for sale available for liquidity needs.

At September 30, 2021, the Bank exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $203.1 million, or 13.37% of adjusted average total assets, which is above the minimum level to be well-capitalized of $76.0 million, or 5.0% of adjusted average total assets, and total risk-based capital of $213.8 million, or 16.18% of risk-weighted assets, which is above the minimum level to be well-capitalized of $132.1 million, or 10.0% of risk-weighted assets.  In addition, the Company issued $22.4 million of subordinated debt during 2020 that qualifies as Tier 2 capital that is available to support the Bank.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings, and capital offerings. The main uses of liquidity are the payment of interest to holders of our junior subordinated debentures and subordinated notes and the payment of interest or dividends to common and preferred shareholders.  The Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Company; however, we do not believe that the Company will be adversely affected by these dividend limitations.  At September 30, 2021, there were $113.6 million of retained earnings available for the payment of dividends by the Bank to the Company but would be limited to the Bank maintaining minimum regulatory capital ratios.  Management believed liquidity to be sufficient as of September 30, 2021.

At September 30, 2021, the Company exceeded all of its regulatory capital requirements, with Tier 1 leverage capital of $190.1 million, or 12.64% of adjusted average assets, which is above the minimum level for capital adequacy of $60.1 million, or 4.0% of adjusted average assets, and total risk-based capital of $252.4 million, or 19.05% of risk-weighted assets, which is above the minimum level for capital adequacy of $139.1 million, or 10.5% of risk-weighted assets.

During the fourth quarter of 2020, the Company began construction on a new branch in Appleton, Wisconsin with an estimated completion in the fourth quarter of 2021.  The remaining contractual obligation related to the construction was $0.5 million at September 30, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2021, there were no significant changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021.  We continue to believe that we have adequate capital and liquidity available from various sources to fund projected obligations and commitments.

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

The following table shows the estimated impact on net interest income for the one- and two-year periods beginning September 30, 2021 resulting from potential changes in interest rates. The net interest income simulation analyses assume a static balance sheet and do not include possible future actions that management might undertake to mitigate this risk.

Rate Shift	Net Interest Income Year 1 Forecast	Year 1 Change from Base	Net Interest Income Year 2 Forecast	Year 2 Change from Base
	(dollars in thousands)		(dollars in thousands)
+400 bps	$49,100	16.08%	$46,600	12.29%
+200 bps	45,700	8.04%	44,500	7.23%
+100 bps	43,800	3.55%	43,100	3.86%
Base	42,300	0.00%	41,500	0.00%
-100 bps	40,200	-4.96%	39,400	-5.06%
-200 bps	39,100	-7.57%	38,400	-7.47%

As of September 30, 2021, net interest income simulation indicated that our exposure to changing interest rates was within our internal policy guidelines. As the table illustrates, our balance sheet is asset-sensitive over a one- and two-year time horizon and net interest income would increase as interest rates increase. It should be noted that the magnitude of any possible increase in interest rates is constrained by the low absolute starting levels of rates. While immediate, proportional, and severe shifts in interest rates upward were used as part of this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2020, the following risk factors apply to the Company:

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

The COVID-19 pandemic has, and could result in further, business disruption to Nicolet and the Company, and if either company is unable to recover from such a business disruption on a timely basis, the Merger and the combined company’s business and financial conditions and results of operations following the completion of the Merger would be adversely affected. Completion of the Merger, and efforts to integrate the businesses of Nicolet and the Company may also be delayed and adversely affected by the COVID-19 pandemic, and become more costly. Each of Nicolet, the Company and the combined company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.

The opinion of Stephens, Inc. delivered to the board of directors of the Company prior to the signing of the Merger Agreement will not reflect changes in circumstances after the date of the opinion.

Prior to the execution of the Merger Agreement, the Company board of directors received an opinion from its financial advisor to address the fairness of the Merger consideration from a financial point of view and as of the date of the opinion and subject to the limitations and assumptions contained therein. Subsequent changes in the operations or prospects of Nicolet or the Company, general market and economic conditions or other factors that may be beyond the control of Nicolet or the Company, may significantly alter the value of Nicolet or the Company or the prices of the shares of Nicolet common stock or Company common stock by the time the Merger is completed. The opinion does not speak as of the effective time or as of any other date other than the date of such opinion.

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

If the Merger is not completed for any reason, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company could be subject to a number of possible consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not issue any unregistered equity securities during the quarter ended September 30, 2021.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding common stock during the third quarter of 2021.

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

104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the periods ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

County Bancorp, Inc.

Date: November 5, 2021	By:	/s/ Timothy J. Schneider
Timothy J. Schneider
President (principal executive officer)

Date: November 5, 2021	By:	/s/ Glen L. Stiteley
Glen L. Stiteley
Chief Financial Officer (principal financial and accounting officer)